Form 10-Q
period 2014-09-30
ASN Technologies, Inc.
filed 2014-12-18
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-198168

ASN Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-1210911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10291 South 1300 East, #118, Sandy, UT 84094
(Address of principal executive offices)

(385) 444-0767
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 common shares as of December 15, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2014 and June 30, 2014 (unaudited);
F-2	Condensed Statements of Operations for the three months ended September 30, 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended September 30, 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ASN TECHNOLOGIES, INC.

BALANCE SHEETS (unaudited)

As of September 30, 2014 and June 30, 2014

	September 30, 2014	June 30, 2014
ASSETS
Current assets
Cash	$4,419	$10,000
Total current assets	4,419	10,000
Total assets	$4,419	$10,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued expenses	$18,991	$2,919
	18,991	2,919
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	—	—
Deficit accumulated during the Development stage	(24,572)	(2,919)
Total stockholders’ equity	(14,572)	7,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,419	$10,000

See accompanying notes to financial statements.

F-1

ASN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Three months ended September 30, 2014
Expenses
General and administrative expenses	$81
Professional fees	21,572
Total expenses	21,653
Net loss and comprehensive loss	$21,653
Net loss per share:
Basic and diluted	$—
Weighted average shares outstanding: Basic and diluted	10,000,000

 See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Three months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(21,653)
Change in non-cash working capital items Increase (decrease) in accrued expenses	16,072
CASH USED IN OPERATING ACTIVITIES	(5,581)
Cash, beginning of period	10,000
Cash, end of period	$4,419
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ASN Technologies, Inc. (“ASN” or the “Company”) was incorporated in Nevada on June 26, 2014. ASN has not yet realized any revenues from its planned operations. ASN is currently in the business of developing a location-based mobile app for sharing information about social and other events.

Basis of Presentation

The accompanying unaudited interim financial statements of BMIX have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,419 cash as of September 30, 2014.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The Company’s financial instruments include cash and cash equivalents, and accrued expenses. The carrying amount of the Company’s short term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 4 regarding going concern matters.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of September 30, 2014.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements. ASN does not expect the adoption of this accounting pronouncement to have a significant impact on the Company’s results of operations, financial position or cash flows.

Revenue Recognition

The Company has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

As of September 30, 2014, the Company has not issued any share-based payments to its employees or third-party consultants.

The Company will account for stock options issued to employees and consultants under Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

The Company will measure compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

NOTE 2 – CAPITAL STOCK

The Company has 10,000,000 shares of $0.001 Preferred stock and 90,000,000 shares of $0.001 par value common stock authorized.

On June 30, 2014, ASN issued 10,000,000 shares of common stock to its founding shareholder for $10,000 cash.

On December 10, 2014, the Company issued 1,500,000 shares of common stock at $0.01 for cash proceeds of $ 15,000.

NOTE 3 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $24,572 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended September 30:

2014
Federal income tax benefit attributable to:
Current operations	$7,362
Less: valuation allowance	(7,362)
Net provision for Federal income taxes	$—

NOTE 3 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at September 30:

2014
Deferred tax asset attributable to:
Net operating loss carryover	$8,354
Less: valuation allowance	(8,354)
Net deferred tax asset	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $24,572 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership, occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – GOING CONCERN

ASN Technologies, Inc. has not generated any revenues, has losses from operations, and has limited working capital to carry out its business plan. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of ASN Technologies, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 5– COMMITMENTS

ASN neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose, except as noted below:

On December 10, 2014, the Company issued 1,500,000 shares of common stock for cash proceeds of $ 15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated as ASN Technologies, Inc. on June 26, 2014 in the State of Nevada for the purpose of designing and developing a location-based mobile application that allows users to share information about nearby social and other events. Our initial application, named death-valley, will allow users to report, comment on, and view reports and comments about events happening around them. Unlike other applications, death-valley will focus on the users’ locations, rather than socially-based networks, in order allow the sharing of nearby events in real time.

The Death Valley Application

In today’s age of everything-mobile-everything-social applications, we believe there is a void in the marketplace for applications that do not require an identified ‘who’. Availability of ‘connected’ applications is sorely lacking for people who either care about privacy or want to remain anonymous. We aim to provide mobile applications focusing on the other “5 Ws” (What, When, Where, How, not ‘Who’). The first application that we plan to release is code-named ‘death-valley’. ‘death-valley’ is an application that determines a user’s location and allows them to enter a comment about something around them, like an event, a performance, or other happening. The application is somewhat like a geographically-based Twitter, but without the identified user, only the tweet.

‘death-valley’ will be unique in that it will only allow users within a geographic proximity to see and post about current events within a limited distance of their geographic radius. In other words, it would not be possible for someone in San Francisco to lookup events in Salt Lake City without actually physically being near Salt Lake City itself. ‘death-valley’ automatically hides or removes ‘stale’ events so that only recent data is available. This helps answer the use case of a user flying into an unknown city and being able to answer the question, “what are the interesting things around me?” Existing social network-based applications are focused on answering “what happened at some point in the past as reported by some specific person in my social network?” We believe that a significant number of mobile users will be interested in knowing “what is happening now and near me?”

The features and focus of the death-valley’ application will necessarily change over time as the system gains more users and we are able to determine what is most useful to them. In addition, the success of the application will be dependent on a growing user base, as it will rely upon users to continue inputting current events around them in order to be useful. Data restriction parameters (e.g., temporal attenuation, geographic restriction) can be tuned at any time to allow more or less restriction depending on the success of the application. For instance, if it becomes apparent that users in San Francisco are interested in events in Salt Lake City that happened last week, or possibly last month, the default data restriction rules can be made less stringent.

Status and Development to Date

We have developed a prototype of ‘death-valley’ which has been deployed as a web application. Currently, the web application has the minimal functionality required to demonstrate its core concepts. The current version can be explored for functional concept viability and will be expanded with additional features going forward. When accessed, the application will obtain permission to track the user’s location and will display the user’s location on a map, with a listing of nearby events. A description of reported events and the approximate time of the reports is shown adjacent to the user’s location map. The user can click on a “report an event” button to report a new event in their immediate vicinity. A report form then displays. The user’s latitude and longitude are shown and a text box is offered for the user to type an event description. Clicking a “Create Event” button will post the event to the system and it will be visible to users in the vicinity of the location from which the event was posted.

Marketing and Competition

The death-valley application is unique in that the event postings made by, and available to, its users will be based on their current location and the current time, rather than the identity of individuals in their social network. Although the application will in some sense compete with established social applications like Twitter, Facebook, and others, our strategy is to take a different approach to mobile networking that is “a-social” rather than social. In this way, we believe we can provide a different kind of utility to mobile users without directly challenging the established social-based mobile applications.

We plan to initially market the application using signage and flyers in bars, restaurants, airports, concert venues, and other busy locations. The signage will include a bar code that can be scanned with the user’s mobile phone and will direct them to the application. Although we anticipate that advertising will be the primary source of initial users of the application in the short term, we will look to word of mouth and viral marketing as secondary sources leading to substantial future growth in the user base. There is no guarantee, however, that our efforts will be successful and that we will be able to generate significant or sustained growth in active users of the death-valley application.

There are several existing applications that allow for location-based data and message filtering.  This general concept is not new and is employed by a wide variety of web and mobile applications.  Examples include Google Earth, Yelp, Twitter, Facebook, and even IMDB for searching movies based on a zip code. We believe that ‘death-valley’ is different from these various other applications, however, because in our application the data is temporally-attenuated as well as arbitrarily restricted to a user’s current whereabouts. “Temporally-attenuated” data means that data posted to the application drops off and is not displayed to users after a certain period of time has passed since the posting of the data. Currently, the web-based prototype application is set to drop event postings from view after 24 hours from the time they were posted. The data itself is not intended to revolve around specific users, but anonymous contributors in specific locations.  We believe that, when compared to other applications that allow for location-based filtering, our application brings a greater focus on the ‘here’, ‘now’, and ‘what,’ rather than on just the basic ability to filter by geography.

Revenue Model

Our methods for generating revenue from the ‘death-valley’ application will necessarily depend upon the future make-up of our user base as it develops and on the additional features of the application as it grows and changes in response to the demands of our users. For our initial year of operations, our primary goal will be to release the application and to begin growing a substantial user base. We intend to make the application available for free to users. We expect that our initial source of revenues will come in the form of sponsored postings by bars, restaurants, and other venues whereby these customers can, for a fee, post clearly identified sponsored events in their venue to the application. For the foreseeable future, we intend to rely upon sponsored postings by advertisers as our source of revenue.

Planned Operations and Budget for Fiscal Year Beginning July 1, 2014

We have coded an initial version of the death-valley application and are in the process of further developing and testing it. During the current fiscal year, we intend to focus on releasing the application and on beginning to grow our user base. We intend to release the application in early 2015 and to undertake our initial marketing efforts shortly thereafter.

As discussed above, we have developed a prototype of the ‘death-valley’ application which has been deployed to the web. By early 2015, we expect to release a fully-functional web application which can be promoted to the public and demonstrated to potential advertisers who may be interested in posting sponsored events. We intend our fully-functional web application to have improved visual design and aesthetics. In addition, the fully-functional web app will likely feature the “tagging” of reported events by subject or keyword, making the application searchable by users interested in certain types or categories of reported events. In addition to improving the usefulness of the app, we believe this feature will also strengthen our efforts to market paid sponsored events to advertisers, who can target their postings based on the subjects suggested by user tags and related searches. By late 2015, we plan to release native mobile clients for the iPhone and Android mobile operating systems.

The operating budget for our first full fiscal year consists primarily of planned marketing expenditures and legal and accounting expenses. Management’s estimate of our planned expenditures by category and by fiscal quarter for our first full fiscal year (July 1, 2014 through June 30, 2015) is set forth below:

Expense Category	Q1	Q2	Q3	Q4	Category Totals
Marketing expense	$0	$0	$5,000	$5,000	$10,000
Legal and accounting	$5,000	$2,000	$1,500	$1,500	$10,000
Web hosting	$0	$0	$40	$40	$80
Totals	$5,000	$2,000	$6,540	$6,540	$20,080

As of September 30, 2014, we had $4,419 in cash. Our recent public offering in the total amount of $15,000 was fully subscribed. We therefore believe that we should have sufficient cash, exclusive of any revenue, to fund our budget until the end of our fiscal year beginning July 1, 2014.  Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three months ended September 30, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $21,653 for the three months ended September 30, 2014. Our expenses during the quarter consisted of professional fees of $21,572 and general and administrative expenses of $81. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our application.

Liquidity and Capital Resources

As of September 30, 2014, we had current assets in the amount of $4,419, consisting entirely of cash. Our current liabilities as of September 30, 2014 were $18,991. Thus, we had a working capital deficit of $14,572 as of September 30, 2014.

Because our recent public offering was fully subscribed in the amount of $15,000, we should have sufficient cash to carry out our business plan until the end of our fiscal year beginning July 1, 2014.   Our ability to operate beyond our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Davis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASN Technologies, Inc.

Date:	December 18, 2014

By:	/s/ Daniel Davis Daniel Davis
Title:	Chief Executive Officer and Director

