Form 10-Q
period 2014-12-31
ASN Technologies, Inc.
filed 2015-02-17
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 common shares as of February 12, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of December 31, 2014 and June 30, 2014 (unaudited);
F-2	Condensed Statements of Operations for the three and six months ended December 31, 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended December 31, 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ASN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets
Cash	$17,188	$10,000
Total current assets	17,188	10,000
Total assets	$17,188	$10,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$19,391	$2,919
Total Liabilities	19,391	2,919
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,500,000 (June 30, 2014 – 10,000,000) shares issued and outstanding	11,500	10,000
Additional paid in capital	13,500	—
Accumulated deficit	(27,203)	(2,919)
Total stockholders’ equity (deficit)	(2,203)	7,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$17,188	$10,000

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2014

	Three months ended December 31, 2014	Six months ended December 31, 2014
Expenses
General and administrative expenses	$981	$1,062
Professional fees	1,650	23,222
Total expenses	2,631	24,284
Net loss and comprehensive loss	$2,631	$24,284
Net loss per share:
Basic and diluted	$—	$—
Weighted average shares outstanding:
Basic and diluted	10,500,000	10,250,000

See accompanying notes to financial statements.

 ASN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

Six months ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,284)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	16,472
CASH USED IN OPERATING ACTIVITIES	(7,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000
NET INCREASE IN CASH	7,188
Cash, beginning of period	10,000
Cash, end of period	$17,188
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ASN Technologies, Inc. (“ASN” or the “Company”) was incorporated in Nevada on June 26, 2014. ASN has not yet realized any revenues from its planned operations. ASN is currently in the business of developing a location-based mobile app for sharing information about social and other events.

Basis of Presentation

The accompanying unaudited interim financial statements of ASN have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,188 cash as of December 31, 2014.

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

ASN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of December 31, 2014.

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

ASN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

As of December 31, 2014, the Company has not issued any share-based payments to its employees or third-party consultants.

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

On December 10, 2014, the Company issued 1,500,000 shares of common stock at $0.01 for cash proceeds of $15,000.

NOTE 3 – GOING CONCERN

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

ASN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4– COMMITMENTS

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

As of December 31, 2014, we had $17,188 in cash. Our recent public offering in the total amount of $15,000 was fully subscribed. We therefore believe that we should have sufficient cash, exclusive of any revenue, to fund our budget until the end of our fiscal year beginning July 1, 2014.  Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three and six months ended December 31, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $2,631 for the three months ended December 31, 2014. Our expenses during the quarter consisted of professional fees of $1,650 and general and administrative expenses of $981. We incurred expenses and a net loss in the amount of $24,284 for the six months ended December 31, 2014. Our expenses during the six months consisted of professional fees of $23,222 and general and administrative expenses of $1,062. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our application.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets in the amount of $17,188, consisting entirely of cash. Our current liabilities as of December 31, 2014 were $19,391. Thus, we had a working capital deficit of $2,203 as of December 31, 2014.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Davis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASN Technologies, Inc.

Date:	February 17, 2015

By:	/s/ Daniel Davis Daniel Davis
Title:	Chief Executive Officer and Director

