Form 10-Q
period 2015-03-31
ASN Technologies, Inc.
filed 2015-05-15
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 common shares as of May 12, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2015 and June 30, 2014 (unaudited);
F-2	Condensed Statements of Operations for the three and nine months ended March 31, 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended March 31, 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

ASN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS (unaudited)

As of March 31, 2015 and June 30, 2014

	March 31, 2015	June 30, 2014
ASSETS
Current assets
Cash	$14,729	$10,000
Total current assets	14,729	10,000
Total assets	$14,729	$10,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued expenses	$18,591	$2,919
	18,591	2,919
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,500,000 (June 30, 2014 – 10,000,000) shares issued and outstanding	11,500	10,000
Additional paid in capital	13,500	—
Deficit accumulated	(28,862)	(2,919)
Total stockholders’ equity	(3,862)	7,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,729	$10,000

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2015

	Three months ended March 31, 2015	Nine months ended March 31, 2015
Expenses
General and administrative expenses	$9	$1,071
Professional fees	1,650	24,872
Total expenses	1,659	25,943
Net loss and comprehensive loss	$1,659	$25,943
Net loss per share: Basic and diluted	$—	$—
Weighted average shares outstanding: Basic and diluted	11,500,000	10,666,667

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2015

Nine months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,943)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	15,672
CASH USED IN OPERATING ACTIVITIES	(10,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000
NET INCREASE IN CASH	4,729
Cash, beginning of period	10,000
Cash, end of period	$14,729
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,729 cash as of March 31, 2015.

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

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of March 31, 2015.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

As of March 31, 2015, the Company has not issued any share-based payments to its employees or third-party consultants.

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

NOTE 3 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $28,862 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 3 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the nine months ended March 31:

2014
Federal income tax benefit attributable to:
Current operations	$8,820
Less: valuation allowance	(8,820)
Net provision for Federal income taxes	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31:

2014
Deferred tax asset attributable to:
Net operating loss carryover	$9,813
Less: valuation allowance	(9,813)
Net deferred tax asset	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $28,862 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership, occur net operating loss carry forwards may be limited as to use in future years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operationsb

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

Planned Operations

We have coded an initial version of the death-valley application and are in the process of further developing and testing it. We originally intended to release the application in early 2015 and to undertake our initial marketing efforts shortly thereafter. Our development of the application has gone more slowly than projected, however, and we are not yet ready to release the application to the public. We intend to commence our initial marketing activity once the application is released.

Once we are able to release a fully-functional web application, it can then be promoted to the public and demonstrated to potential advertisers who may be interested in posting sponsored events. We intend our fully-functional web application to have improved visual design and aesthetics. In addition, the fully-functional web app will likely feature the “tagging” of reported events by subject or keyword, making the application searchable by users interested in certain types or categories of reported events. In addition to improving the usefulness of the app, we believe this feature will also strengthen our efforts to market paid sponsored events to advertisers, who can target their postings based on the subjects suggested by user tags and related searches. By late 2015, we plan to release native mobile clients for the iPhone and Android mobile operating systems.

Our ability to fund our operations beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three and nine months ended March 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $1,659 for the three months ended March 31, 2015. Our expenses during the quarter consisted of professional fees of $1,650 and general and administrative expenses of $9. We incurred expenses and a net loss in the amount of $25,943 for the nine months ended March 31, 2015. Our expenses during the nine months consisted of professional fees of $24,872 and general and administrative expenses of $1,071. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our application.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets in the amount of $14,729, consisting entirely of cash. Our current liabilities as of March 31, 2015 were $18,591. Thus, we had a working capital deficit of $3,862 as of March 31, 2015.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Davis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASN Technologies, Inc.

Date:	May 15, 2015

By:	/s/ Daniel Davis Daniel Davis
Title:	Chief Executive Officer and Director

