Form 10-Q
period 2015-09-30
ASN Technologies, Inc.
filed 2015-11-13
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,000,000 common shares as of November 11, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2015 and June 30, 2015 (unaudited);
F-2	Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

ASN TECHNOLOGIES, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets
Cash	$1,807	$996
Total current assets	1,807	996

Total assets	$1,807	$996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued expenses	$40,075	$46,505
Accrued interest	67
Current liabilities	40,142	46,505

Promissory note payable	9,000	—
Total Liabilities	49,142	46,505

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, nil shares issued and outstanding
Common stock, $.001 par value, 250,000,000 shares authorized, 138,000,000 (June 30, 2015 – 11,500,000) shares issued and outstanding	138,000	11,500
Additional paid in capital	—	13,500
Deficit accumulated	(185,335)	(70,509)
Total stockholders’ equity	(47,335)	(45,509)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,807	$996

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014
Expenses
General and administrative expenses	$9	$81
Professional fees	1,750	21,572
Interest	67	—
Total expenses	1,826	21,653

Net loss and comprehensive loss	$(1,826)	$(21,653)

Net loss per share:
Basic and diluted	$—	$—
Weighted average shares outstanding:
Basic and diluted (adjusted for 12:1 forward split)	138,000,000	120,000,000

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,826)	$(21,653)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(6,363)	16,072
CASH USED IN OPERATING ACTIVITIES	(8,189)	(5,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note payable	9,000	—
CASH FLOWS FROM FINANCING ACTIVITIES	9,000	—

NET INCREASE (DECREASE) IN CASH	811	(5,581)
Cash, beginning of period	996	10,000
Cash, end of period	$1,807	$4,419

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

ASN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ASN Technologies, Inc. (“ASN” or the “Company”) was incorporated in Nevada on June 26, 2014. ASN has not yet realized any revenues from its planned operations. ASN is currently in the business of developing a location-based mobile app for sharing information about social and other events.

Basis of Presentation

The accompanying unaudited interim financial statements of ASN have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,807 cash as of September 30, 2015.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (unaudited)

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

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of September 30, 2015.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

As of September 30, 2015, the Company has not issued any share-based payments to its employees or third-party consultants.

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

NOTE 2 – CAPITAL STOCK

On October 23, 2015, the Company amended its articles of incorporation to increase the authorized share capital of the company from 90,000,000 shares of $.001 par value common stock to 250,000,000 shares of $.001 par value common stock authorized. On November 2, 2015, the Company effected a 12:1 forward stock split of its common shares. The forward stock split has been treated retroactively. As a result of the increase in common shares in excess of additional paid in capital, an increase in accumulated deficit of $ 113,000 has been recorded.

The Company has 10,000,000 shares of $0.001 Preferred stock and 250,000,000 shares of $0.001 par value common stock authorized.

On September 30, 2014, ASN issued 120,000,000 shares of common stock to its founding shareholder for $10,000 cash.

On December 10, 2014, the Company issued 18,000,000 shares of common stock at $0.01 for cash proceeds of $15,000.

NOTE 3 – PROMISSORY NOTE PAYABLE

On August 27, 2015, the Company issued a promissory note payable in the amount of $ 9,000 bearing interest at 8% per annum. The note payable is due the sooner of 90 days from written demand for repayment or August 27, 2017.

ASN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (unaudited)

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose, except as noted below.

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

Our ability to continue our operations over the future will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three and nine months ended March 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $1,826 for the three months ended September 30, 2015. Our expenses during the quarter consisted of professional fees of $1,750, general and administrative expenses of $9, and interest of $67. By comparison, we incurred expenses and a net loss in the amount of $21,653 for the three months ended September 30, 2014. Our expenses during the three months ended September 30, 2014 consisted of professional fees of $21,572 and general and administrative expenses of $81. Our expenses were smaller during the three months ended September 30, 2015 than in the same period last year due to larger professional fees incurred in connection with our Registration Statement during the quarter ended September 30, 2014. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our application.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets in the amount of $1,807, consisting entirely of cash. Our current liabilities as of September 30, 2015 were $40,142. Thus, we had a working capital deficit of $38,335 as of September 30, 2015.

During the quarter ended September 30, 2015, operating activities used a $8,189 in cash, as compared to $5,581 in cash for the quarter ended September 30, 2014.  During the quarter ended September 30, 2015, financing activities generated $9,000 in cash from the proceeds of a promissory note. No cash was generated by financing activities during the quarter ended September 30, 2014.

Our ability to continue our operations is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Davis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASN Technologies, Inc.

Date:	November 13, 2015

By:	/s/ Daniel Davis Daniel Davis
Title:	Chief Executive Officer and Director

