Form 10-Q
period 2016-03-31
Senseonics Holdings, Inc.
filed 2016-05-12
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-37717

Senseonics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3841 (Primary Standard Industrial Classification Code Number)	47‑1210911 (I.R.S. Employer Identification Number)

20451 Seneca Meadows Parkway

Germantown, MD 20876‑7005

(301) 515‑7260

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☐No ☒ (Prior to March 17, 2016, the registrant voluntarily filed reports under the Securities Exchange Act of 1934.  The Company has filed all reports under the Securities Exchange Act of 1934 for the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 under the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non‑accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 93,003,188 shares of common stock, par value $0.001, outstanding as of April 30, 2016.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,362	$3,939
Prepaid expenses and other current assets	1,189	1,025
Inventory	274	—
Total current assets	38,825	4,964

Deposits and other assets	131	217
Property and equipment, net	320	311
Total assets	$39,276	$5,492

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,324	$1,252
Accrued expenses and other current liabilities	5,025	3,694
Note payable, current portion	2,046	2,389
Total current liabilities	10,395	7,335

Note payable, net of discount	7,855	7,499
Accrued interest	394	327
Deferred rent	25	28
Total liabilities	18,669	15,189

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value per share, 5,000,000 and 0 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 91,564,045 and 75,760,061 shares issued and outstanding as of March 31, 2016 and December 31, 2015	92	76
Additional paid-in capital	192,523	151,019
Accumulated deficit	(172,008)	(160,792)
Total stockholders’ equity (deficit)	20,607	(9,697)
Total liabilities and stockholders’ equity (deficit)	$39,276	$5,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Operations

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$—	$15

Expenses:
Sales and marketing expenses:	633	332
Research and development expenses	6,416	3,665
General and administrative expenses	3,879	1,417

Operating loss	(10,928)	(5,399)
Other income (expense), net:
Interest income	2	1
Interest expense	(276)	(303)
Other income (expense)	(14)	8

Net loss	$(11,216)	$(5,693)

Basic and diluted net loss per common share	$(0.15)	$(2.94)
Basic and diluted weighted-average shares outstanding	77,324,890	1,934,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(11,216)	$(5,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	20
Non-cash interest expense (debt discount and deferred costs)	23	2
Change in fair value of derivative liabilities	—	(5)
Stock-based compensation expense	629	113
Changes in assets and liabilities:
Prepaid expenses and other current assets	(165)	198
Inventory	(274)	—
Deposits and other assets	78	—
Accounts payable	2,071	(194)
Accrued expenses and other current liabilities	1,331	396
Accrued interest	67	127
Deferred rent	(3)	3
Net cash used in operating activities	(7,430)	(5,033)
Cash flows from investing activities
Capital expenditures	(37)	—
Net cash used in investing activities	(37)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	40,888	—
Proceeds from exercise of stock options	2	14
Proceeds from notes payable	2,500	—
Repayments of notes payable	(2,500)	—
Net cash provided by financing activities	40,890	14
Net increase (decrease) in cash and cash equivalents	33,423	(5,019)
Cash and cash equivalents, at beginning of period	3,939	18,923
Cash and cash equivalents, at end of period	$37,362	$13,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc. (the “Company”), a Delaware corporation, is a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

ASN Technologies, Inc. (“ASN”) was incorporated in Nevada on June 26, 2014.  On December 4, 2015, ASN reincorporated in Delaware and changed its name to Senseonics Holdings, Inc. On December 7, 2015, Senseonics Holdings, Inc. acquired 100% of the outstanding capital stock of Senseonics, Incorporated (the "Acquisition"). Senseonics, Incorporated was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings and its wholly-owned subsidiary Senseonics, Incorporated are hereinafter referred to as the “Company” unless the context requires otherwise.

Recent Significant Transaction

On March 17, 2016, the Company’s registration statement on Form S-1 relating to its public offering of its common stock (the “Offering”) was declared effective by the Securities and Exchange Commission (“SEC”).  The shares began trading on the NYSE-MKT on March 18, 2016.  The Offering closed on March 23, 2016, and 15,800,000 shares of common stock were sold at a price to the public of $2.85 per share, for aggregate gross proceeds of $45.0 million. Net cash proceeds from the Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by the Company.

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including planned significant research and development efforts, will require significant uses of working capital throughout 2016 and beyond. Based on its current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through the first half of 2017.

On March 23, 2016, the Company closed the Offering. Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016.  As a result of these events, the Company received aggregate net proceeds of $44.8 million (after underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). Management has concluded that the receipt of these funds will provide sufficient cash to fund operations through the first half of 2017. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through December 31, 2016 that existed at December 31, 2015 has been alleviated.

Historically, the Company has financed its operating activities through the sale of equity and equity linked securities and the issuance of debt. The Company plans to continue financing its operations with external capital. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development and other operating activities, the Company may be required to delay or suspend operations, enter into collaboration agreements with partners that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the product development process than is currently intended, merge or consolidate with other entities, or liquidate.

3.Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly its financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassification

Sales and marketing expenses of approximately $332,000 included in general and administrative expenses in 2015 have been reclassified to sales and marketing expenses to conform to 2016 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, valuation of common and preferred stock, stock‑based compensation, the fair value of warrant liabilities and beneficial conversion features in convertible securities, recoverability of long‑lived assets, deferred taxes and valuation allowances, depreciable lives of property and equipment, and estimated accruals for preclinical study costs, which are accrued based on estimates of work performed under contracts. Actual results could differ from those estimates; however management does not believe that such differences would be material.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision‑maker, or decision‑making group, in deciding how to allocate resources and in accessing performance. The Company views its operations and manages its business in one segment, glucose monitoring systems.

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

Property and Equipment

Property and equipment are stated at historical cost and depreciated on a straight‑line basis over the estimated useful lives, generally five years. Equipment under capital leases is depreciated on a straight‑line basis over the lesser of its estimated useful life or the lease term. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long‑lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through March 31, 2016.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include costs related to employee compensation, preclinical studies and clinical trials, supplies, outsource testing, consulting and depreciation and other facilities‑related expenses.

Stock‑Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. The estimated fair value of stock options on the date of grant is amortized on a straight‑line basis over the requisite service period for each separately vesting portion of the award for those awards with service conditions only. For awards that also contain performance conditions, expense is recognized beginning at the time the performance condition is considered probable of being met over the remaining vesting period.

The Company uses the Black‑Scholes option pricing model to determine the fair value of stock‑option awards. Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the fair value of the Company’s common stock, future volatility of the Company’s stock price, dividend yields, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can affect the fair value estimate.

Fair Value Disclosures

The carrying amounts of short‑term financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, and accounts payable and other current liabilities approximate fair value as of March 31, 2016, because of the relatively short‑term maturity of these instruments. The fair value of the note payable approximates its carrying value as of March 31, 2016 and is based on the effective interest rate compared to the current market rates, which is a Level 2 fair value measurement.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of March 31, 2016 and December 31, 2015.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1996 and all subsequent periods due to the availability of net operating loss carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti‑dilutive. The total number of anti‑dilutive shares, consisting of common stock options and stock purchase warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share, was 9,247,130 and 8,326,916 common stock options and 5,010,595 and 5,010,595 stock purchase warrants, for the three months ended March 31, 2016 and 2015, respectively.

For periods of net income, and when the effects are not anti‑dilutive, diluted earnings per share is computed by dividing net income by the weighted‑average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In February 2016, the FASB issued guidance for the accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using the last in first out method or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The guidance is effective for reporting periods beginning after

December 15, 2016. The guidance should be applied prospectively, with earlier application permitted. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

The Company has evaluated all other issued unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of earnings, balance sheets, or cash flows.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Clinical and preclinical	$1,755	$871
Compensation and benefits	1,384	605
Financing costs	348	655
Contract manufacturing	786	754
Legal	426	243
Audit and tax related	210	376
Other	107	183
Deferred rent, current portion	9	7
Total	$5,025	$3,694

5.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $96,525 and $93,714 during the three months ended March 31, 2016 and 2015, respectively.

On March 31, 2016 the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $112,890 and $0 during the three months ended March 31, 2016 and 2015.

6.Notes Payable

Term Notes Payable

On July 31, 2014 and December 23, 2014, the Company issued secured notes (the “Oxford notes”) to Oxford Finance LLC (“Oxford”) in connection with a term loan for gross proceeds of $4.0 million and $6.0 million, respectively. The maturity date of the Oxford notes is July 1, 2019. The Oxford notes bear interest at a fixed annual rate of 6.95% and require monthly payments. The monthly payments initially consist of interest only. On March 7, 2016 the

Company and Oxford amended the Oxford notes to modify the amortization, subject to the Company’s achievement of certain milestones. These milestones were met and, as a result, the monthly payments will convert to payments of principal and interest, beginning on August 1, 2016, with the principal amount being amortized over the ensuing 36 months. The Company also issued to Oxford 10‑year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock (see note 7 – “Stockholders’ Equity (Deficit) – Stock Purchase Warrants”). The Oxford notes are collateralized by all of the Company’s consolidated assets other than its intellectual property. The Loan and Security Agreement with Oxford also contains certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Oxford notes of approximately $121,200, which are being amortized as additional interest expense over the term of the Oxford notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $205,150, was recorded as a discount to the Oxford notes, which is also being amortized as additional interest expense over the term of the Oxford notes using the effective interest method. In addition, the Company is obligated to pay a final fee to Oxford at maturity of the Oxford notes of $1.0 million. This fee is being accrued as additional interest expense over the term of the Oxford notes using the effective interest method.

The following are the scheduled maturities of the Oxford notes as of March 31, 2016 (in thousands):

2016 (remaining 9 months)	$1,268
2017	3,196
2018	3,425
2019	2,111
Total	$10,000

Energy Capital, LLC Borrowing Facility

On December 7, 2015, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Energy Capital, LLC (“Energy Capital”) pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the three months ended March 31, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to March 31, 2016 and the facility was terminated.

7.Stockholders’ Equity (Deficit)

Common Stock

As of March 31, 2016, the Company’s authorized capital stock consisted of 250,000,000 shares of common stock, par value $0.001. The Company had 91,564,045 shares of common stock issued and outstanding at March 31, 2016.

As discussed in Note 1, the Company completed the Offering in March 2016, issuing 15,800,000 shares of common stock. Net cash proceeds from the Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by the Company.

Stock Purchase Warrants

In connection with the issuance of the Oxford notes, the Company also issued to Oxford 10‑year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the Oxford notes, which is also being amortized as additional interest expense over the term of the Oxford notes using the effective interest method. For the three months ended March 31, 2016 and 2015, the Company recorded amortization of discount of debt of $14,327 and $25,577, respectively, within interest expense in the accompanying statement of operations. As of March 31, 2016, the outstanding stock purchase warrants are classified in equity.

Prior to the Acquisition, the warrant instruments required liability accounting, which was recorded in the balance sheet based on their fair values determined using the Black-Scholes model and the fair value of underlying preferred stock. The warrant instruments were re-valued immediately prior to the Acquisition and reclassified into stockholders' equity in 2015.

In connection with the issuance of convertible notes in prior years that were subsequently converted into common stock in 2015, the Company issued to the investors 10‑year stock purchase warrants to purchase an aggregate of 4,843,025 shares of the common stock with an exercise price of $1.79 per share. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified as equity.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to a board member in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering during the three months ended March 31, 2016. The Company recognized stock-based compensation expense of $387,600 in the three months ended March 31, 2016, related to the performance vesting of the restricted stock.

Stock‑Based Compensation

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) under which incentive stock options and non-qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions.  In connection with the Offering, the Company’s board of directors adopted and the Company’s stockholders approved an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”). The amended and restated 2015 plan became effective as of the date of the pricing of the Offering. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant. The Company retains the right of first offer to buy any shares issued under the amended and restated 2015 Plan.

Pursuant to the amended and restated 2015 Plan, the number of shares of common stock that may be issued pursuant to equity awards is 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under our equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of our common stock reserved for issuance under our amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options and non‑qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. The 1997 Plan was amended in September 2001, to clarify certain provisions regarding the method of exercise, amendment and termination of the Plan, and the effect of changes in capitalization of the Company. The board of directors, which administers the 1997 Plan, determines the number of options granted, the vesting period and the exercise price. Options granted under the 1997 Plan expire ten years after the date of grant. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Capital Structure Prior to the Acquisition

Prior to the Acquisition, the Company had the following shares of preferred stock authorized:

•	599,997 shares of Series A Convertible Preferred Stock with a par value of $0.01 per share
•	1,202,497 shares of Series B Convertible Preferred Stock with a par value of $0.01 per share
•	2,073,749 shares of Series C Convertible Preferred Stock with a par value of $0.01 per share
•	22,995,265 shares of Series D Convertible Preferred Stock with a par value of $0.01 per share, and
•	3,192,537 shares of Series E Convertible Preferred Stock with a par value of $0.01 per share (“Series E Stock”).

In August 2015, the Company completed a private offering of 2,711,926 shares of Series E Stock at a purchase price of $3.93 per share for total proceeds of $10,657,869. The Company recognized a beneficial conversion feature of $406,783 associated with the Series E Stock since the initial effective conversion price was determined to be less than the fair value of the underlying common stock into which the Series E Stock is convertible. The beneficial conversion feature was recognized as a “deemed dividend” at issuance since the Series E Stock is convertible at any time at the option of the holders.

Prior to their conversion to common stock in connection with the Acquisition, all series of preferred stock were equity classified.  The holders of preferred stock were entitled to receive dividends as may be declared by the board of directors. The Company did not declare or otherwise recognize any preferred stock dividends during the three months ended March 31, 2016 or 2015.

Pursuant to the terms of the Acquisition (i) all outstanding shares of common stock of Senseonics, Incorporated $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, Incorporated and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock or preferred stock of Senseonics, Incorporated were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio.  As a result, the Company did not have any shares of preferred stock issued or outstanding as of March 31, 2016 or December 31, 2015.

8.Related Party Transactions

In December 2015, a board member received a restricted stock award of 398,525 shares of common stock pursuant to an agreement entered into with the board member which superseded a pre-existing agreement. One half of the shares covered by this restricted stock award were fully vested on grant. The remainder vested in full upon the completion of the Company’s underwritten public offering, which was the specific performance condition of the award. Additionally, as a result of the completion of the underwritten public offering, pursuant to the agreement, the board member is entitled to receive estimated compensation in the amount of $785,000.

As described in Note 6, on December 7, 2015, the Company entered into a note purchase agreement with a stockholder, Energy Capital, pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the three months ended March 31, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to March 31, 2016 and the facility was terminated.

9.Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Fair value has a three level hierarchy from highest priority (Level 1) to lowest priority (Level 3). The fair value hierarchy, defined by ASC 820, Fair Value Measurements and Disclosures, was established based on whether the inputs are observable from independent sources or rely on unobservable inputs based on the Company’s market assumptions. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices for identical assets or liabilities (unadjusted) in active markets.

•	Level 2—Observable inputs other than quoted prices that are either directly or indirectly observable for the assets or liability.

•	Level 3—Unobservable inputs that are supported by little or no market activity.

The levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of the Company’s money market funds included in cash equivalents are considered to be Level 1 in accordance with the three‑tier fair value hierarchy. The fair market values are based on period‑end statements supplied by the various banks and brokers that held the majority of the funds.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$37,362	$37,362	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$3,939	$3,939	$—	$—

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2016.

10. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2016 or March 31, 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2016 and December 31, 2015.

11.Subsequent Events

In April 2016, the underwriters for the Offering partially exercised their option to purchase additional shares of common stock, purchasing an additional 1,439,143 shares from which the Company received net cash proceeds of approximately $3.9 million, after deducting underwriting discounts and commissions and estimated offering related transaction costs payable by the Company.

On May 10, 2016, the Company received CE Mark approval for the Eversense® CGM System, which will allow the Company to market and sell Eversense in Europe.  The Company expects to begin commercializing Eversense in select European markets in the second quarter of 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016.

Overview

We were originally incorporated as ASN Technologies, Inc. in Nevada on June 26, 2014. On December 4, 2015, we were reincorporated in Delaware and changed our name to Senseonics Holdings, Inc. Also, on December 4, 2015, we entered into a merger agreement with Senseonics, Incorporated and SMSI Merger Sub, Inc., or the Merger Agreement, to acquire Senseonics, Incorporated. Senseonics, Incorporated was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. The transactions contemplated by the Merger Agreement were consummated on December 7, 2015, referred to herein as the Acquisition. Pursuant to the terms of the Merger Agreement, (i) all issued and outstanding shares of Senseonics, Incorporated's preferred stock were converted into shares of Senseonics, Incorporated common stock, $0.01 par value per share, or the Senseonics Shares, (ii) all outstanding Senseonics Shares were exchanged for 57,739,953 shares of our common stock, $0.001 par value per share, or the Company Shares, reflecting an exchange ratio of one Senseonics Share for 2.0975 Company Shares, or the Exchange Ratio, and (iii) all outstanding options and warrants to purchase Senseonics Shares, or the Senseonics Options and Senseonics Warrants, respectively, were each exchanged or replaced with options and warrants to acquire shares of our common stock, or the Company Options and Company Warrants, respectively. Accordingly, Senseonics, Incorporated became our wholly-owned subsidiary.

Following the closing of the Acquisition, the business of Senseonics, Incorporated became our sole focus and all of our operations following the closing of the Acquisition consist of the historical Senseonics, Incorporated business. Unless otherwise indicated or the context otherwise requires, all references in this  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to "the Company," "we," "our," "ours," "us" or similar terms refer to (i) Senseonics, Incorporated prior to the closing of the Acquisition, and (ii) Senseonics Holdings, Inc. and its subsidiaries subsequent to the closing of the Acquisition and all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of Senseonics Shares, Senseonics Options and Senseonics Warrants for Company Shares, Company Options and Company Warrants, respectively, in the Acquisition, as well as the corresponding exercise price adjustments for the such options and warrants.

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

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. We have recently received regulatory approval to commercialize Eversense in Europe.  However, we have not yet begun to sell any products and, to date, we have not generated any significant revenue from product sales. Since our inception, we have funded our activities primarily through equity and debt financings.

In March 2016, we completed a public offering of our common stock (the “Offering”), selling 15,800,000 shares of common stock at a price to the public of $2.85 per share, for aggregate gross proceeds of $45.0 million. Net cash proceeds from the Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by us. In April 2016, the underwriters for the Offering partially exercised their option to purchase additional shares of common stock, purchasing an additional 1,439,143 shares, from which we received additional net cash proceeds of approximately $3.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by us.

We have never been profitable and out net losses were $11.2 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit totaled $172.0 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

In July 2015, we applied for, and in May 2016, we received our CE mark, which will allow us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post market surveillance activities. We are presently developing the specifics of the post market surveillance program. Once the surveillance program is in place, we will begin product shipment and the commercial launch of Eversense in select European markets through a third‑party distributor network, which we expect to begin in the second quarter of 2016. Our initial distribution efforts in Europe will be in the markets of Sweden, Norway and Denmark, pursuant to a distribution agreement with Rubin Medical, or Rubin. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

We initiated a single pivotal clinical trial in the United States in the first quarter of 2016. This trial, which is fully enrolled with 90 subjects, is being conducted at eight sites in the United States. In the trial, we are measuring the accuracy of Eversense measurements through 90 days after insertion. We are also assessing safety through 90 days after insertion or sensor removal. If the results of the trial are favorable, we intend to apply for regulatory approval by the fourth quarter of 2016 to market our product in the United States. We expect that the PMA process could take between six and 18 months. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization.

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

Financial Overview

Revenue

To date, we have generated an insignificant amount of revenue from the sale of oxygen sensors used as subcomponents for several commercial applications unrelated to Eversense, as well as various grants. We expect to begin generating revenue from product sales in the second quarter of 2016, as we begin marketing Eversense in Sweden, pursuant to a distribution agreement with Rubin Medical, Inc., or Rubin, and we expect to begin marketing in Norway and Denmark pursuant to the Rubin agreement in the second half of 2016. We will continue to seek to distribute Eversense in other select European markets through a third‑party distributor network, but have yet to enter into any distribution agreements other than the agreement with Rubin. We expect our revenue from European product sales will increase as we ramp up our commercialization efforts in 2016 and 2017. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets, including Canada, Australia and Israel. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel who perform sales and marketing functions. Other significant costs include promotional materials and tradeshow expenses.

We anticipate that our sales and marketing expenses will increase in the future once we begin commercializing Eversense as our needs for sales and marketing needs increase.

Research and Development

The largest component of our total operating expenses has historically been research and development expenses. Research and development expenses consist of expenses incurred in performing research and development activities in developing Eversense, including our clinical trials and future product enhancements. Research and development expenses include compensation and benefits for research and development employees including stock‑based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations and other consultants, and other outside expenses. Research and development costs are expensed as incurred.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in our executive, finance, accounting, business development, and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future as a result of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with NYSE-MKT listing rules and SEC requirements, insurance, and investor relations costs. These expenses may further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt.

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of interest expense on the secured notes, or the Oxford Notes, we have issued to Oxford Finance LLC, or Oxford. This interest expense primarily consists of (i) contractual interest on the Oxford Notes, (ii) amortization of debt discount related to warrants, or the Oxford warrants, that we issued to Oxford in connection with the Oxford Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to Oxford at maturity of the Oxford Notes.

Other income (expense) for the three months ended March 31, 2015 primarily includes the change in the fair value of the warrant liability during the particular period, which results from the marking to market at the end of every reporting period of the fair value of the warrant liability related to the Oxford warrants. In December 2015, in connection with the Acquisition, the warrants were amended. As a result, the warrants were reclassified from a liability to equity and will no longer be marked to market and, therefore, will not impact other income (expense) in future periods.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015 (unaudited, in thousands).

	Three Months Ended
	March 31,		Period-to-
	2016	2015	Period Change

Revenue	$—	$15	$(15)

Expenses:
Sales and marketing expense	633	332	301
Research and development expenses	6,416	3,665	2,751
General and administrative expenses	3,879	1,417	2,462
Operating loss	(10,928)	(5,399)	(5,529)
Other income (expense), net:
Interest expense, net	(274)	(302)	28
Other (expense) income	(14)	8	(22)
Total other expense, net	(288)	(294)	6
Net loss	$(11,216)	$(5,693)	$(5,523)

Revenue

We did not generate any revenue for the three months ended March 31, 2016. Our revenue of $15,000 for the three months ended March 31, 2015 consisted of grant revenue for delivery of sensors for a National Health Institute grant from the University of California Santa Barbara. We do not expect to generate any future revenue from this source.

Sales and marketing expenses

Sales and marketing expenses were $0.6 million for the three months ended March 31, 2016, compared to $0.3 million for the three months ended March 31, 2015, an increase of $0.3 million.  The $0.3 million increase was primarily due to the salaries, bonuses and payroll related costs for additional headcount, as we prepared for our European commercial launch of Eversense.

Research and development expenses

Research and development expenses were $6.4 million for the three months ended March 31, 2016, compared to $3.7 million for the three months ended March 31, 2015, an increase of $2.7 million. The increase was primarily due to an increase in product development expenses of $1.5 million related to future versions of Eversense, a $0.5 million increase in additional salaries, bonus and payroll related costs, a $0.3 million increase related to the initiation of our U.S. pivotal trial, and a $0.4 million increase in other costs, primarily the purchase of lab supplies to support research and development.

General and administrative expenses

General and administrative expenses were $3.9 million for the three months ended March 31, 2016, compared to $1.4 million for the three months ended March 31, 2015, an increase of $2.5 million. The increase was primarily due to a $1.4 million increase in salaries, bonuses and payroll related costs for additional headcount to support our operations as a public company, an increase in legal and accounting expenses of $0.8 million, and a $0.3 million increase in other expenses to support administration.

Total other expense, net

Total other expense, net, for each of the three months ended March 31, 2016 and 2015 was $0.3 million, consisting primarily of interest expense on the Oxford notes.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, we have not yet begun to commercialize any products and, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and out net losses were $11.2 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit totaled $172.0 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of March 31, 2016, we had cash and cash equivalents of $37.4 million. Currently, our funds are primarily held in money market funds consisting of U.S. government‑backed securities.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2016 and beyond. Upon the completion of the audit of our financial statements for the year ended December 31, 2015, we did not have sufficient cash to fund our operations through December 31, 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

On March 23, 2016, we closed a public offering of our common stock. Additionally, we closed on the partial exercise by the underwriters of the offering on their option to purchase additional shares on April 5, 2016.  As a result of these events, we received aggregate net proceeds of $44.8 million (after underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). We have concluded that the receipt of these funds will provide sufficient cash to fund operations through the first half of 2017. We intend to enter into a debt facility in the second quarter of 2016 that would increase our capital resources to support our anticipated operating needs through the third quarter of 2017. Accordingly, we have concluded that the doubt about our ability to continue as a going concern through December 31, 2016 that existed at December 31, 2015 has been alleviated.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing capital resources as of March 31, 2016 will enable us to fund our operations through the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Indebtedness

On July 31, 2014 and December 23, 2014, we issued the Oxford Notes in connection with a term loan for gross proceeds of $4.0 million and $6.0 million, respectively. The maturity date of the Oxford Notes is July 1, 2019. The Oxford Notes bear interest at a fixed annual rate of 6.95% and require monthly payments. The monthly payments initially consist of interest only. The monthly payments will convert to payments of principal and interest, beginning on August 1, 2016, with the principal amount being amortized over the ensuing 36 months. The Oxford Notes are collateralized by all of our assets other than our intellectual property. Our Loan and Security Agreement with Oxford also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. In addition, we are obligated to pay a final fee to Oxford at maturity of the Oxford notes of $1.0 million. This fee is being accrued as additional interest expense over the term of the Oxford notes using the effective interest method.

In addition to the aggregate $10.0 million term loan from Oxford, under our credit facility with Oxford, we previously had the option to borrow an additional $5.0 million from Oxford between the completion of the Offering  and March 31, 2016.  However, we elected not to borrow any further amount under the credit facility and, as of March 31, 2016, this additional borrowing ability expired.

On December 7, 2015, we entered into a Note Purchase Agreement with Energy Capital pursuant to which we were entitled to borrow an aggregate principal amount of up to $10.0 million, or the Energy Capital note, subject to the conditions specified in the Note Purchase Agreement.  During the three months ended March 31, 2016, we borrowed an aggregate of $2.5 million from Energy Capital.  We repaid these borrowings in full with a portion of the proceeds of the Offering prior to March 31, 2016, and the Note Purchase Agreement was terminated.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2016	2015

Net cash used in operating activities	$(7,430)	$(5,033)
Net cash used in investing activities	(37)	—
Net cash provided by financing activities	40,890	14
Net increase (decrease) in cash and cash equivalents	$33,423	$(5,019)

Net cash used in operating activities

Net cash used in operating activities was $7.4 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $11.2 million partially offset by stock‑based compensation expense of $0.6 million, depreciation and non-cash interest expense of $0.1 million, and a net change in assets and liabilities of $3.1 million (consisting of an increase in accounts payable and accrued expenses of $3.4 million, net of increases in prepaid expenses, inventory, deposits and other assets of $0.4 million).

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2015, and consisted primarily of a net loss of $5.7 million, partially offset by stock-based compensation expense of $0.1 million and a net change in assets and liabilities of $0.6 million (consisting of an increase in accrued expenses of $0.4 million, a decrease in prepaid expenses of $0.2 million and an increase in accrued interest of $0.1 million, net of a decrease in accounts payable and accrued expenses of $0.2 million).

Net cash used in investing activities

Net cash used in investing activities was $37,000 for the three months ended March 31, 2016, and consisted entirely of capital expenditures for laboratory equipment.

We did not use any cash in investing activities during the three months ended March 31, 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $40.9 million for the three months ended March 31, 2016, and consisted primarily of the net proceeds received from the Offering.

Net cash provided by financing activities was $14,000 for the three months ended March 31, 2015, and consisted primarily of the proceeds from the exercise of stock options.

Contractual Obligations

              The following summarizes our contractual obligations as of March 31, 2016 (in thousands).

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2016	2017-2018	2019-2020	2020

Operating lease obligations(1)	$4,483	$429	$1,215	$1,241	$1,598
Payments under corporate development agreement(2)	2,409	1,120	381	908	—
Principal payments under Oxford Notes(3)	10,000	1,268	6,622	2,110	—
Interest payments under Oxford Notes(3)	2,329	497	783	1,049	—
Total contractual obligations	$19,221	$3,314	$9,001	$5,308	$1,598

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

(2) Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.

(3) Represents the principal and interest payment schedule for the $10.0 million principal amount of the Oxford Notes that were outstanding as of March 31, 2016, as well as the final payment of $1.0 million due upon maturity of the Oxford Notes.

Off‑Balance Sheet Arrangements

During the three months ended March 31, 2016 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited financial statements for the year ended December 31, 2015 included in our final prospectus filed on March 18, 2016 with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $37.4 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Oxford Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the risk factors described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016.

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

At the time that the audit of our financial statements for the year ended December 31, 2015 was completed, we did not have sufficient cash to fund our operations through the end of 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements. At December 31, 2015, we had approximately $3.9 million in cash and cash equivalents, and we had insufficient committed sources of additional capital to fund our operations as described in our Annual Report for the year ended December 31, 2015, for more than a limited period of time. Even though we raised net proceeds of $44.8 million in our public offering, we will need to access additional funds before we become financially self-sustaining through cash flow from operations. Although we believe our existing capital resources will be sufficient to fund our operations through the first half of 2017, we will need to secure additional funding in the future. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our term loan with Oxford. In addition, we may be unable to generate sufficient cash to service any additional indebtedness that we incur.

In July and December 2014, we issued secured notes to Oxford in a private placement for gross proceeds of $10.0 million, pursuant to term loans under a Loan and Security Agreement that matures July 1, 2019, or, as amended, the Loan and Security Agreement. Our obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Loan and Security Agreement with Oxford also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of March 31, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and Oxford could seek to enforce security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business.

Risks Related to our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to our public offering in March 2016, there was no liquid market for our common stock. Although our common stock is listed on The NYSE-MKT, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plan, or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by some or all of our stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors is elected each year;
•	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
•	stockholders are not permitted to take actions by written consent;
•	stockholders are not permitted to call a special meeting of stockholders; and
•	stockholders are required to give advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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

We have broad discretion in the use of proceeds from our recent public offering and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our recent public offering. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply the net proceeds effectively could compromise our ability to pursue our strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use the net proceeds from the public offering.

We will incur increased costs and demands upon management as a result of being a public company.

As a newly public company in the United States, we have begun to incur, and will continue to incur, significant additional legal, accounting and other costs, particularly after we cease to be an “emerging growth company.” These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE-MKT, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Failure to establish and maintain an effective system of disclosure controls or internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we evaluate and report on the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. To date, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our executive officers, directors and principal stockholders will maintain the ability to control all matters submitted to stockholders for approval.

             Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing a majority of our capital stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

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

The shares sold in our recent public offering are freely tradable without restriction by stockholders who are not our affiliates. In addition, 18,000,108 additional shares held by legacy ASN Technologies stockholders, including Energy Capital LLC, SBLE, LLC and Kato Consulting, LLC, are not subject to lock-up agreements and are freely tradable without restriction. Of our outstanding shares, 20,000 shares that were outstanding before the Acquisition are "restricted securities" as defined in Rule 144. In the Acquisition, we issued an aggregate of 57,739,953 shares of our common stock to the former Senseonics, Incorporated stockholders pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also "restricted securities" as defined in Rule 144. These restricted securities may be publicly resold under Rule 144 beginning on December 10, 2016.

In addition, we have filed a registration statement on Form S-8 registering the issuance of approximately 27 million shares of common stock subject to options, and reserved for issuance, under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. As a newly public company, we have only limited research coverage by securities or industry analysts. Securities or industry analysts may elect not to initiate or continue to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common stock. Even if we have securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2016 through March 17, 2016, 3,984 shares have been issued upon the exercise of stock options, at a weighted average exercise price of $0.54 per share, for aggregate proceeds of approximately $2,151. The issuances of such shares were exempt from registration under Rule 701 promulgated under the Securities Act. Appropriate legends were affixed to the securities issued in these transactions.

(b) Use of Proceeds from Public Offering of Common Stock

On March 17, 2016, our Registration Statement on Form S-1, as amended (File No. 333-208984) was declared effective in connection with our public offering, pursuant to which we sold 17,239,143 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.85 per share. The offering closed on March 23, 2016 and we closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016.  As a result, we received aggregate net proceeds of $44.8 million (after underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). The joint bookrunning managing underwriters of the offering were Leerink Partners LLC and Canaccord Genuity Inc.

No expenses incurred by us in connection with our public offering were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our public offering from that described in the final prospectus filed by us with the Securities and Exchange Commission on March 18, 2016 pursuant to Rule 424(b) of the Securities Act.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: May 12, 2016	By:	/s/ R. Don Elsey
R. Don Elsey
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1

Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on March 23, 2016).

3.2

Amended and Restated Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on March 23, 2016).

10.1

Second Amendment to Lease, by and between Senseonics, Incorporated and Seneca Meadows Corporate Center III L.L.L.P., dated as of January 21, 2016 (incorporated by reference to Exhibit 10.1.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208984) filed on February 17, 2016).

10.2

Second Amendment to Loan and Security Agreement, by and among Oxford Finance, LLC, Senseonics, Incorporated and Senseonics Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on February 9, 2016).

10.3

Third Amendment to Loan and Security Agreement, by and among Oxford Finance, LLC, Senseonics, Incorporated and Senseonics Holdings, Inc. (incorporated by reference to Exhibit 10.14.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208984) filed on March 14, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*            Filed herewith.

**          These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.