Form 10-Q
period 2016-06-30
Senseonics Holdings, Inc.
filed 2016-08-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 under the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non‑accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 93,389,594 shares of common stock, par value $0.001, outstanding as of July 31, 2016.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,190	$3,939
Prepaid expenses and other current assets	911	1,025
Inventory	324	—
Total current assets	37,425	4,964

Deposits and other assets	648	217
Property and equipment, net	611	311
Total assets	$38,684	$5,492

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,092	$1,252
Accrued expenses and other current liabilities	4,475	3,694
Note payable, current portion	—	2,389
Total current liabilities	9,567	7,335

Note payable, net of discount	14,619	7,499
Accrued interest	—	327
Deferred rent	40	28
Total liabilities	24,226	15,189

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 and 0 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 93,368,011 and 75,760,061 shares issued and outstanding as of June 30, 2016 and December 31, 2015	93	76
Additional paid-in capital	198,235	151,019
Accumulated deficit	(183,870)	(160,792)
Total stockholders’ equity (deficit)	14,458	(9,697)
Total liabilities and stockholders’ equity (deficit)	$38,684	$5,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$19	$23	$19	$38
Cost of sales	34	—	34	—
Gross profit	(15)	23	(15)	38

Expenses:
Sales and marketing expenses	635	258	1,268	590
Research and development expenses	7,539	5,195	13,955	8,860
General and administrative expenses	3,361	1,478	7,241	2,895

Operating loss	(11,550)	(6,908)	(22,479)	(12,307)
Other income (expense), net:
Interest income	31	2	34	3
Interest expense	(268)	(265)	(544)	(568)
Other expense	(74)	(14)	(89)	(5)

Net loss	$(11,861)	$(7,185)	$(23,078)	$(12,877)

Basic and diluted net loss per common share	$(0.13)	$(3.68)	$(0.27)	$(6.63)
Basic and diluted weighted-average shares outstanding	92,742,097	1,950,399	85,033,493	1,942,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,078)	$(12,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63	45
Non-cash interest expense (debt discount and deferred costs)	17	27
Change in fair value of derivative liabilities	304	13
Stock-based compensation expense	1,154	525
Changes in assets and liabilities:
Prepaid expenses and other current assets	114	(2)
Inventory	(324)	—
Deposits and other assets	68	—
Accounts payable	3,839	(16)
Accrued expenses and other current liabilities	781	1,537
Accrued interest	(327)	194
Deferred rent	12	5
Net cash used in operating activities	(17,377)	(10,549)
Cash flows from investing activities
Capital expenditures	(362)	(61)
Net cash used in investing activities	(362)	(61)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	45,738	—
Proceeds from exercise of stock options	36	19
Proceeds from notes payable	17,500	—
Repayments of notes payable	(13,284)	—
Net cash provided by financing activities	49,990	19
Net increase (decrease) in cash and cash equivalents	32,251	(10,591)
Cash and cash equivalents, at beginning of period	3,939	18,923
Cash and cash equivalents, at end of period	$36,190	$8,332

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

Recent Significant Transaction

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. Under the terms of the agreement, Oxford and SVB have initially provided an aggregate of $15 million to the Company, of which the Company used $11 million to retire existing loans with Oxford, including a final payment fee of $1 million. The agreement also permits the Company to borrow up to an additional $15 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. The agreement provides for monthly payments of interest only for a period of 12 months, followed by an amortization period of 36 months. However, if the Company satisfies certain milestones and borrows an additional $10 million under the agreement, the interest only period will be extended by an additional six months and the amortization period will be 30 months. For additional information, see Note 6.

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

On March 23, 2016, the Company effected the initial closing its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the Offering of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford and SVB to potentially borrow up to an aggregate principal amount of $30.0 million. Management has concluded that, based on its current operating plans, the receipt of these funds and future borrowing upon the achievement of specified milestones, its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through the third quarter 2017. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through December 31, 2016 that existed at December 31, 2015 has been alleviated.

Historically, the Company has financed its operating activities through the sale of equity and equity linked securities and the issuance of debt. Although the Company began generating revenue from product sales of Eversense, its continuous glucose monitoring system, in June 2016, the Company does not expect product revenues to be sufficient to satisfy its operating needs for several years, if ever. Accordingly, the Company plans to continue financing its operations with external capital for the foreseeable future. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development and other operating activities, the Company may be required to delay or suspend operations, enter into collaboration agreements with partners that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the product development process than is currently intended, merge or consolidate with other entities, or liquidate.

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

Reclassification

Sales and marketing expenses of approximately $258,000 and $590,000 included in general and administrative expenses for the three and six months ended June 30, 2015, respectively, have been reclassified to sales and marketing expenses to conform to 2016 presentation.

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

Inventory

Inventory is valued at the lower of cost to purchase or the market value of such inventory. Cost is determined using the standard cost method that approximates first in, first out. Market is determined by the lower of replacement cost or net realizable value. The Company periodically reviews inventory to determine if a write down is necessary for inventory that has become obsolete, inventory that has a cost basis less than net realizable value, and inventory in excess of future demand taking into consideration the product shelf life.

Revenue Recognition

Revenue is generated from sales of sensor kits, transmitter kits, and related supplies under agreements for research and third-party distributors that resell the product to customers. The Company is paid for its sales directly by third-party distributors, regardless of whether or not the distributors resell the products to their customers.

The Company recognizes product sales revenue when all of the following criteria are met:

•         persuasive evidence of an arrangement exists

•         delivery has occurred

•         the price is fixed or determinable; and

•         collectability is probable.

The Company offers no rights of return and has no significant post-delivery obligations and therefore, the above criteria are generally met as products are shipped to third-party distributors.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long‑lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through June 30, 2016.

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

Fair Value Disclosures

The carrying amounts of short‑term financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, and accounts payable and other current liabilities approximate fair value as of June 30, 2016, because of the relatively short‑term maturity of these instruments. The fair value of the note payable approximates its carrying value as of June 30, 2016 and is based on the effective interest rate compared to the current market rates, which is a Level 2 fair value measurement.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of June 30, 2016 and December 31, 2015.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti‑dilutive. The total number of anti‑dilutive shares, consisting of common stock options and stock purchase warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share, was 11,354,147 and 8,321,198 common stock options and 5,127,176 and 5,010,595 stock purchase warrants, for the three and six months ended June 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued guidance for the accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using the last in first out method or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The guidance is effective for reporting periods beginning after December 15, 2016. The guidance should be applied prospectively, with earlier application permitted. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. In August 2015, the FASB issued guidance clarifying debt issuance costs related to line-of-credit arrangements, which guidance states that the SEC does not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The guidance is effective for reporting periods beginning after December 15, 2015 and must be adopted on a retrospective basis. Early adoption is permitted.

The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

The Company has evaluated all other issued unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of earnings, balance sheets, or cash flows.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Clinical and preclinical	$1,241	$871
Contract manufacturing	1,312	754
Compensation and benefits	987	605
Legal	492	243
Audit and tax related	306	376
Other	86	183
Financing costs	51	655
Deferred rent, current portion	—	7
Total	$4,475	$3,694

5.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $130,699 and $94,651 for the three months ended June 30, 2016 and 2015, respectively, and $227,224 and $188,365 the six months ended June 30, 2016 and 2015, respectively.

On March 31, 2016 the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $141,000 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $253,890 and $0 for the six months ended June 30, 2016 and 2015, respectively.

6.Notes Payable

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); $5.0 million (“Tranche 3 Term Loan”); and $5.0 million (“Tranche 4 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016.  Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. The Company may borrow the Tranche 2 Term Loan on or before December 31, 2016 if the Lenders confirm that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company files a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company may borrow the Tranche 3 Term Loan on or before April 30, 2017 if it borrows the Tranche 2 Term Loan and completes the first commercial sale of its second-generation transmitter in the European Union. The Company may borrow the Tranche 4 Term Loan on or before December 31, 2017 if it borrows the Tranche 2 and Tranche 3 Term Loans, receives PMA approval from the FDA for Eversense, and achieves trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only.  After twelve months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 36 months. However, if the Company borrows the Tranche 2 Term Loan and the Tranche 3 Term Loan, the interest-only period will be extended by an additional six months, and the amortization period will be shortened to 30 months.

The Company may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date.

The Amended and Restated Loan and Security Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the Lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other agreements entered into by the Company, the rendering of certain types of judgments against the Company, the revocation of certain government approvals of the Company, violation of covenants, and incorrectness of representations and warranties in any material respect.  Upon the occurrence of an event of default, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default, and may be declared immediately due and payable by Lenders.

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581 shares of common stock with an exercise price of $3.86 per share to the Lenders (see Note 7).

The Notes are collateralized by all of the Company’s consolidated assets other than its intellectual property. The Notes also contain certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $304,113, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. In the event that the Company achieves the requirements to borrow the Tranche 3 Term Loan or the Tranche 4 Term Loan, and elects not to borrow either tranche, the Company is obligated to pay the Lenders a non-utilization fee of 2.00% of the undrawn amounts.

The following are the scheduled maturities of the Notes as of June 30, 2016 (in thousands):

2016 (remaining six months)	$—
2017	2,917
2018	5,000
2019	5,000
2020	2,083
Total	$15,000

Energy Capital, LLC Borrowing Facility

On December 7, 2015, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Energy Capital, LLC (“Energy Capital”) pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the six months ended June 30, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to June 30, 2016 and the facility was terminated.

7.Stockholders’ Equity (Deficit)

Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company’s authorized capital stock included 5,000,000 shares and 0 shares of undesignated preferred stock, par value $0.001 per share, respectively. No shares of preferred stock were outstanding as of June 30, 2016 or December 31, 2015.

Common Stock

As of June 30, 2016 and December 31, 2015, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 93,368,011 and 75,760,061 shares of common stock issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

As discussed in Note 2, the Company completed the initial closing of the Offering on March 23, 2016 and completed the closing of the underwriters’ partial exercise of their option to purchase additional shares on April 5, 2016, issuing an aggregate of 17,239,143 shares of common stock. Net cash proceeds from the Offering were approximately $44.8 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by the Company.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581 shares of common stock at an exercise price of $3.86 per share. The fair value of the warrants, which the Company estimated to be $304,113, was recorded as a discount to the Notes. These warrants expire on June 30, 2026 and are classified in equity. In connection with the Company’s original Loan and

Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended June 30, 2016 and 2015, the Company recorded amortization of discount of debt of $12,683 and $15,488, respectively, and for the six months ended June 30, 2016 and 2015, the Company recorded amortization of discount of debt of $27,010 and $41,065, respectively, within interest expense in the accompanying statement of operations.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 8. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $378,470 and $1.17 million in the three and six months ended June 30, 2016, respectively, related to the grant and vesting of this restricted stock.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under our equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of our common stock reserved for issuance under our amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. As of June 30, 2016, 5,429,635 shares remained available for grant under the amended and restated 2015 Plan.

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

In August 2015, the Company completed a private offering of 2,711,926 shares of Series E Stock at a purchase price of $3.93 per share for total proceeds of $10.7 million. The Company recognized a beneficial conversion feature of $406,783 associated with the Series E Stock since the initial effective conversion price was determined to be less than the fair value of the underlying common stock into which the Series E Stock is convertible. The beneficial conversion feature was recognized as a “deemed dividend” at issuance since the Series E Stock is convertible at any time at the option of the holders.

Prior to their conversion to common stock in connection with the Acquisition, all series of preferred stock were equity classified.  The holders of preferred stock were entitled to receive dividends as may be declared by the board of directors. The Company did not declare or otherwise recognize any preferred stock dividends during the three and six months ended June 30, 2016 or 2015.

Pursuant to the terms of the Acquisition (i) all outstanding shares of common stock of Senseonics, Incorporated $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, Incorporated and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock or preferred stock of Senseonics, Incorporated were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio. As a result, the Company did not have any shares of preferred stock issued or outstanding as of June 30, 2016 or December 31, 2015.

8.Related Party Transactions

In December 2015, the Chairman received a restricted stock award of 398,525 shares of common stock pursuant to an agreement entered into with the Company (the “December Agreement”) that superseded a pre-existing agreement. One half of the shares covered by this restricted stock award were fully vested on grant. The remainder vested in full upon the completion of the Company’s Offering, which was the specific performance condition of the award. Additionally, as a result of the completion of the Offering, pursuant to the December Agreement, the Chairman was entitled to receive estimated compensation in the amount of $785,000.  In June 2016, the Chairman received a restricted stock award of 300,000 shares of common stock pursuant to an agreement entered into with the Company that superseded the December Agreement and satisfied the outstanding compensation obligation under the December Agreement. All of the shares covered by this restricted stock award were fully vested on date of grant.

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

9.Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Fair value has a three level hierarchy from highest priority (Level 1) to lowest priority (Level 3). The fair value hierarchy, defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures, was established based on whether the inputs are observable from independent sources or rely on unobservable inputs based on the Company’s market assumptions. The three levels of the fair value hierarchy are described below:

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$36,190	$36,190	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$3,939	$3,939	$—	$—

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2016 or June 30, 2015.

10. Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2016 or June 30, 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2016 and December 31, 2015.

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

Corporate History

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. On May 10, 2016, we received regulatory approval to commercialize Eversense in Europe. In June 2016, we made our first product shipment of Eversense through our distribution agreement with Rubin Medical, or Rubin. Since our inception, we have funded our activities primarily through equity and debt financings.

In March 2016, we completed a public offering of our common stock, or the Offering, selling 15,800,000 shares of common stock at a price to the public of $2.85 per share, for aggregate gross proceeds of $45.0 million. Net cash proceeds from the Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by us. In April 2016, the underwriters for the Offering partially exercised their option to purchase additional shares of common stock, purchasing an additional 1,439,143 shares, from which we received additional net cash proceeds of approximately $3.9 million, after deducting underwriting discounts and commissions and estimated Offering-related transaction costs payable by us.

On June 30, 2016 we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, to potentially borrow up to an aggregate principal amount of $30.0 million. Under the terms of the agreement, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. The agreement also permits us to borrow up to an additional $15 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. The agreement provides for monthly payments of interest only for a period of 12 months, followed by an amortization period of 36 months. However, if we satisfy certain milestones and borrow an additional $10 million under the agreement, the interest only period will be extended by an additional six months and the amortization period will be 30 months

We have never been profitable and out net losses were $11.9 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, and $23.1 million and $12.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, our accumulated deficit totaled $183.9 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Commercialization of Eversense

In July 2015, we applied for, and in May 2016, we received our CE mark, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post market surveillance activities. In June 2016 we commenced commercialization of Eversense in Sweden through our distribution agreement with Rubin, which also has the right to distribute Eversense in Norway and Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

In May 2016 we entered into a distribution agreement with Roche Diabetes Care. This agreement provides Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands. Roche is a pioneer in the development of blood glucose monitoring systems and a global leader for diabetes management systems and services. We expect to begin distributing Eversense through Roche in Germany in the third quarter of 2016 and Italy and the Netherlands in the fourth quarter of 2016.

United States Development of Eversense

We recently completed our pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We are also assessing safety through 90 days after insertion or sensor removal.

During the trial, 75 subjects underwent unilateral sensor insertions and 15 subjects underwent bilateral sensor insertions in the clinic on day 1 and used Eversense’s smart transmitter and mobile app at home for the next 90 days.  Subjects were blinded to the real-time glucose readings and trends during home-use and sensor readings were not used to adjust their treatment. Clinic visits were scheduled at approximately 30-day intervals in order to obtain lab reference glucose values for comparison with the sensor values and to evaluate hyperglycemic and hypoglycemic challenges in a controlled setting.

In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period.  We intend to apply for regulatory approval by the fourth quarter of 2016 to market our product in the United States. We expect that the PMA process could take between six and 18 months. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization.

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

Financial Overview

Revenue

During the three months ended June 30, 2016, we generated product revenue from sales of the Eversense system in Europe pursuant to a distribution agreement with Rubin, and we expect to begin marketing Eversense in Norway and Denmark pursuant to the Rubin agreement in the second half of 2016. Additionally we expect to market Eversense in Germany, Italy and the Netherlands pursuant to our distribution agreement with Roche beginning in the second half of 2016. We expect our revenue from European product sales will increase as we ramp up our commercialization efforts in 2016 and 2017. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets, including Canada, Australia and Israel. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Cost of Sales

We utilize contract manufacturers for the production of Eversense. Cost of sales consists primarily of the components of Eversense, as well as reserves for warranty costs and distribution-related expenses such as logistics and shipping costs.

We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to spread our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel who perform sales and marketing functions. Other significant costs include promotional materials and tradeshow expenses.

We anticipate that our sales and marketing expenses will increase in the future as we continue to expand our commercialization of Eversense.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of interest expense on the secured notes, or the Notes, we issued to Oxford in connection with our original Loan and Security Agreement in July and December 2014 and the Notes we issued to Oxford and SVB in connection with our Amended and Restated Loan and Security Agreement in June 2016. We refer to Oxford and SVB together as the Lenders. This interest expense primarily consists of (i) contractual interest on the Notes, (ii) amortization of debt discount related to warrants, or the warrants, that we issued to the Lenders in connection with the Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to the Lenders at maturity of the Notes.

Other income (expense) for the three and six months ended June 30, 2015 primarily includes the change in the fair value of the warrant liability during the particular period, which results from the marking to market at the end of every reporting period of the fair value of the warrant liability related to warrants issued to Oxford. In December 2015, in connection with the Acquisition, the warrants were amended. As a result, the warrants were reclassified from a liability to equity and will no longer be marked to market and, therefore, will not impact other income (expense) in future periods.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015 (unaudited, in thousands).

	Three Months Ended
	June 30,		Period-to-
	2016	2015	Period Change
	(unaudited)
	(in thousands)
Revenue	$19	$23	$(4)
Cost of sales	(34)	—	(34)
Gross profit	(15)	23	(38)

Expenses:
Sales and marketing expenses	635	258	377
Research and development expenses	7,539	5,195	2,344
General and administrative expenses	3,361	1,478	1,883
Operating loss	(11,550)	(6,908)	(4,642)
Other income (expense):
Interest expense	(237)	(263)	26
Other expense	(74)	(14)	(60)
Total other expense, net	(311)	(277)	(34)
Net loss	$(11,861)	$(7,185)	$(4,676)

Revenue

Our revenue was $18,825 and $22,500 for the three months ended June 30, 2016 and 2015, respectively. Our revenue during the three months ended June 30, 2016 resulted from our first shipment of the Eversense product to Rubin, our third-partydistributor, for distribution in Sweden. Our revenue for the three months ended June 30, 2015 consisted of grant revenue for delivery of sensors for a National Health Institute grant from the University of California Santa Barbara. We do not expect to generate any future revenue from this source.

Cost of sales

Our costs of sales was $33,849 and $0 for the three months ended June 30, 2016 and 2015, respectively. Our cost of sales for the three months ended June 30, 2016 resulted from the initial manufacturing and distribution of our first shipment of the Eversense product to Rubin for distribution in Sweden.

Gross profit decreased to $(15,024) in the three months ended June 30, 2016 from $22,500 in the three months ended June 30, 2015, a decrease of $37,524. Gross profit as a percentage of revenue, or gross margin, decreased to (79.8)% in the three months ended June 30, 2016, compared to 100% in the three months ended June 30, 2015 as a result of our initial product launch and no cost of sales being recognized for our unrelated 2015 grant revenue.

Sales and marketing expenses

Sales and marketing expenses were $0.6 million for the three months ended June 30, 2016, compared to $0.3 million for the three months ended June 30, 2015, an increase of $0.3 million. The $0.3 million increase was primarily due to the salaries, bonuses and payroll-related expenses for additional headcount, as we supported our European commercial launch of Eversense.

Research and development expenses

Research and development expenses were $7.5 million for the three months ended June 30, 2016, compared to $5.2 million for the three months ended June 30, 2015, an increase of $2.3 million. The increase was primarily due to an increase in product development expenses of $1.2 million related to development of future versions of Eversense, a $0.4 million increase in additional salaries, bonus and payroll-related expenses, a $0.6 million increase related to our U.S. pivotal trial, and a $0.1 million increase in other costs, primarily the purchase of lab supplies to support research and development.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2016, compared to $1.5 million for the three months ended June 30, 2015, an increase of $1.9 million. The increase was primarily due to a $0.8 million increase in salaries, bonuses and payroll-related expenses for additional headcount and an increase in legal expenses of $0.5 million to support our operations as a public company, a $0.2 million increase in occupancy expenses related to our expanded facilities, and a $0.4 million increase in other expenses to support administration.

Total other expense, net

Total other expense, net, for each of the three months ended June 30, 2016 and 2015 was $0.3 million, consisting primarily of interest expense on our debt facilities.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,		Period-to-
	2016	2015	Period Change

Revenue	$19	$38	$(19)
Cost of sales	(34)	—	(34)
Gross profit	(15)	38	(53)

Expenses:
Sales and marketing expenses	1,268	590	678
Research and development expenses	13,955	8,860	5,095
General and administrative expenses	7,241	2,895	4,346
Operating loss	(22,479)	(12,307)	(10,172)
Other income (expense), net:
Interest expense	(510)	(565)	55
Other expense	(89)	(5)	(84)
Total other expense, net	(599)	(570)	(29)
Net loss	$(23,078)	$(12,877)	$(10,201)

Revenue

Our revenue was $18,825 and $37,500 for the six months ended June 30, 2016 and 2015, respectively. Our revenue during the six months ended June 30, 2016 resulted from our first shipment of Eversense to Rubin, our third-

party distributor, for distribution in Sweden. Our revenue for the six months ended June 30, 2015 consisted of grant revenue for delivery of sensors for a National Health Institute grant from the University of California Santa Barbara. We do not expect to generate any future revenue from this source.

Cost of Sales

Our cost of sales was $33,849 and $0 for the six months ended June 30, 2016 and 2015, respectively. Our Cost of sales for the six months ended June 30, 2016 resulted from the initial manufacturing and distribution of our first shipment of the Eversense product to Rubin for distribution in Sweden.

Gross profit decreased to $(15,024) in the six months ended June 30, 2016 from $37,500 in the six months ended June 30, 2015, a decrease of $52,524. Gross margin, decreased to (79.8)% in the six months ended June 30, 2016, compared to 100% in the six months ended June 30, 2015 as a result of our initial product launch and no cost of sales being recognized for our unrelated 2015 grant revenue.

Sales and marketing expenses

Sales and marketing expenses were $1.3 million for the six months ended June 30, 2016, compared to $0.6 million for the six months ended June 30, 2015, an increase of $0.7 million. The $0.7 million increase was primarily due to a $0.6 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.1 million increase in other sales and marketing expenses, as we supported our European commercial launch of Eversense.

Research and development expenses

Research and development expenses were $14.0 million for the six months ended June 30, 2016, compared to $8.9 million for the six months ended June 30, 2015, an increase of $5.1 million. The increase was primarily due to an increase in product development expenses of $2.8 million related to the development of future versions of Eversense, a $0.3 million increase in manufacturing expenses as we launched Eversense in Sweden, a $0.9 million increase in additional salaries, bonus and payroll related costs, a $0.8 million increase related to our U.S. pivotal trial, and a $0.3 million increase in other costs, primarily the purchase of lab supplies to support research and development.

General and administrative expenses

General and administrative expenses were $7.2 million for the six months ended June 30, 2016, compared to $2.9 million for the six months ended June 30, 2015, an increase of $4.3 million. The increase was primarily due to a $2.2 million increase in salaries, bonuses and payroll related costs for additional headcount and an increase in legal expenses of $0.9 million to support our operations as a public company, a $0.4 million increase in occupancy expenses related to our expanded facilities, and a $0.8 million increase in other expenses to support administration.

Total other expense, net

Total other expense, net, for each of the six months ended June 30, 2016 and 2015 was $0.6 million, consisting primarily of interest expense on our debt facilities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and out net losses were $11.9 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, and $23.1 million and $12.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, our accumulated deficit totaled $183.9 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of June 30, 2016, we had cash and cash equivalents of $36.2 million. Currently, our funds are primarily held in money market funds consisting of U.S. government‑backed securities.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2016 and beyond. Upon the completion of the audit of our financial statements for the three months ended June 30, 2016, we did not have sufficient cash to fund our operations through December 31, 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

On March 23, 2016, we closed the Offering of our common stock. Additionally, we closed on the partial exercise by the underwriters of the Offering on their option to purchase additional shares on April 5, 2016. As a result of these events, we received aggregate net proceeds of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). In June 2016, we entered into a debt facility with the Lenders. Under this debt facility, we initially borrowed an aggregate of $15 million from the Lenders on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. The debt facility also permits us to borrow up to an additional $15 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017.

We expect our existing capital resources as of June 30, 2016 will enable us to fund our operations through the third quarter of 2017. We have based this estimate on assumptions, including that we will meet the conditions to borrow the full remaining $15 million of additional borrowing under our debt facility, that may prove to be wrong, and we could require additional capital resources sooner than we expect.

Indebtedness

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with the Lenders. Pursuant to the Amended and Restated Loan and Security Agreement, we may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million, or the Tranche 1 Term Loan; $5.0 million, or the Tranche 2 Term Loan; $5.0 million, or the Tranche 3 Term Loan; and $5.0 million, or the Tranche 4 Term Loan.  We refer to each of the tranches as a Term Loan, and collectively, the Term Loans. The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, we issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million, or the Notes, on June 30, 2016. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. We may borrow the Tranche 2 Term Loan on or before December 31, 2016 if the Lenders confirm that we received positive data in our U.S. pivotal trial of Eversense, and we file a pre-market approval, or PMA, application for Eversense in the United States with the FDA. We may borrow the Tranche 3 Term Loan on or before April 30, 2017 if we borrow the Tranche 2 Term Loan and complete the first commercial sale of our second-generation transmitter in the European Union. We may borrow the Tranche 4 Term Loan on or before December 31, 2017 if we borrow the Tranche 2 and Tranche 3 Term Loans, receive PMA approval from the FDA for Eversense, and achieve trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only. After twelve months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 36 months. However, if we borrow the Tranche 2 Term Loan and the Tranche 3 Term Loan, the interest-only period will be extended by an additional six months, and the amortization period will be shortened to 30 months.

We may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date.

The Amended and Restated Loan and Security Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the Lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other agreements entered into by us, the rendering of certain types of judgments against us, the revocation of certain of our government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect.  Upon the occurrence of an event of default, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default, and may be declared immediately due and payable by Lenders.

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to the Lenders 10‑year stock purchase warrants to purchase an aggregate of 116,581 shares of common stock with an exercise price of $3.86 per share.

The Notes are collateralized by all of our consolidated assets other than our intellectual property. The Notes also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $304,113, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), we are also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. In the event that we achieve the requirements to borrow the Tranche 3 Term Loan or the Tranche 4 Term Loan, and elect not to borrow either tranche, we are obligated to pay the Lenders a non-utilization fee of 2.00% of the undrawn amounts.

On December 7, 2015, we entered into a Note Purchase Agreement with Energy Capital pursuant to which we were entitled to borrow an aggregate principal amount of up to $10.0 million, or the Energy Capital note, subject to the conditions specified in the Note Purchase Agreement. During the six months ended June 30, 2016, we borrowed an aggregate of $2.5 million from Energy Capital. We repaid these borrowings in full with a portion of the proceeds of the Offering prior to June 30, 2016, and the Note Purchase Agreement was terminated.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2016	2015

Net cash used in operating activities	$(17,377)	$(10,549)
Net cash used in investing activities	(362)	(61)
Net cash provided by financing activities	49,990	19
Net increase (decrease) in cash and cash equivalents	$32,251	$(10,591)

Net cash used in operating activities

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $23.1 million partially offset by stock‑based compensation expense of $1.1 million, depreciation and non-cash interest expense of $0.1 million, and a net change in assets and liabilities of $4.2 million (consisting of an increase in accounts payable, accrued expenses and interest, and deferred rent of $4.3 million, net of decreases in prepaid expenses, inventory, deposits and other assets of $0.1 million).

Net cash used in operating activities was $10.5 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $12.9 million, partially offset by stock-based compensation expense of $0.5 million and a net change in assets and liabilities of $1.7 million (consisting of an increase in accrued expenses and accounts payable of $1.5 million and an increase in accrued interest of $0.2 million).

Net cash used in investing activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016, and consisted of capital expenditures for laboratory equipment and leasehold improvements.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2015 and consisted entirely of capital expenditures for laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $50.3 million for the six months ended June 30, 2016, and consisted primarily of the net proceeds received from the Offering of $46.1 million and notes payable of $4.2 million.

Net cash provided by financing activities was $19,000 for the six months ended June 30, 2015, and consisted primarily of the proceeds from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2016 (in thousands).

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2016	2017-2018	2019-2020	2020

Operating lease obligations(1)	$4,353	$299	$1,215	$1,241	$1,598
Payments under corporate development agreement(2)	2,409	1,120	381	908	—
Principal payments under Notes(3)	15,000	—	7,917	7,083	—
Interest payments under Notes(3)	3,970	537	1,707	1,726	—
Total contractual obligations	$25,732	$1,956	$11,220	$10,958	$1,598

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
(3)

Represents the principal and interest payment schedule for the $15.0 million principal amount of the Notes that were outstanding as of June 30, 2016, as well as the final payment of $1.4 million due upon maturity of the Notes. As described above under “Sources of Liquidity,” the debt facility also permits us to borrow up to an additional $15 million upon the achievement of specified milestones.  Such amounts are not reflected in the table above.

Off‑Balance Sheet Arrangements

During the three and six months ended June 30, 2016 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $36.2 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the time that the audit of our financial statements for the year ended December 31, 2015 was completed, we did not have sufficient cash to fund our operations through the end of 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements. At December 31, 2015, we had approximately $3.9 million in cash and cash equivalents, and we had insufficient committed sources of additional capital to fund our operations as described in our Annual Report for the year ended December 31, 2015, for more than a limited period of time. Even though we raised net proceeds of $44.8 million in our public offering and have established an expanded debt facility that provides additional borrowing capacity if we satisfy certain funding conditions, we will need to access additional funds before we become financially self-sustaining through cash flow from operations. Although we believe our existing capital resources will be sufficient to fund our operations through the third quarter of 2017, we will need to secure additional funding in the future. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

•

the cost maintaining regulatory clearance for Eversense in Europe and the cost of obtaining and maintaining regulatory clearance or approval for Eversense or future versions of Eversense in the United States;

•	the costs associated with developing and commercializing Eversense or future versions of Eversense;
•	any change in our development priorities regarding our future versions of Eversense;
•	the revenue generated by sales of Eversense or future versions of Eversense;
•	the costs associated with expanding our sales and marketing infrastructure;
•	any change in our plans regarding the manner in which we choose to commercialize our products in the United States;
•	the cost of ongoing compliance with regulatory requirements;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

If we are unable to raise additional capital, we may not be able to establish and expand our sales and marketing infrastructure, enhance Eversense or future versions of Eversense, take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Moreover, we may be unable to meet our obligations under the Amended and Restated Loan and Security Agreement or other agreements, which could result in an acceleration of our obligation to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Any of these events could adversely affect our ability to achieve our strategic objectives, which could negatively effect on our business, financial condition and operating results.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our term loan with the Lenders. In addition, although we potentially have the ability to borrow additional funds under the Amended and Restated Loan and Security Agreement, we may be unable to borrow those additional funds or we may be unable to generate sufficient cash to service any additional indebtedness that we do incur.

In June 2016, we issued secured Notes to Oxford and SVB in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020.  We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of June 30, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

In addition, pursuant to the Amended and Restated Loan and Security Agreement, we may also have the ability to borrow up to an aggregate of an additional $15 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. We will not be able to borrow the additional $15 million under the Amended and Restated Loan and Security Agreement if we do not achieve the specified milestones.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Amended and Restated Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Amended and Restated Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business.

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

As a newly public company in the United States, we have begun to incur, and will continue to incur, significant additional legal, accounting and other costs, particularly after we cease to be an “emerging growth company.” These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE-

MKT, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On March 17, 2016, our Registration Statement on Form S-1, as amended (File No. 333-208984) was declared effective in connection with our public offering, pursuant to which we sold 17,239,143 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.85 per share. The offering closed on March 23, 2016 and we closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. As a result, we received aggregate net proceeds of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). The joint bookrunning managing underwriters of the offering were Leerink Partners LLC and Canaccord Genuity Inc.

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

SENSEONICS HOLDINGS, INC.

Date: August 9, 2016	By:	/s/ R. Don Elsey
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

10.1*#	Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of May 24, 2016

10.2

Letter Agreement, by and among the Company, Senseonics, Incorporated and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016)

10.3

Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, by and between the Company and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016)

10.4*	Amended and Restated Loan and Security Agreement, by and among the Registrant, Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016.

10.5*	Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016.

10.6*	Form of Secured Promissory Note issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#         Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.

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