Form 10-Q
period 2016-09-30
Senseonics Holdings, Inc.
filed 2016-11-03
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 under the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non‑accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 93,390,172 shares of common stock, par value $0.001, outstanding as of October 31, 2016.

PART I: Financial Information

ITEM 1:Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	2
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015	3
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2:Management Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3:Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4:Controls and Procedures	29

PART II Other Information:

ITEM 1:Legal Proceedings	29

ITEM 1A:Risk Factors	30

ITEM 2:Unregistered Sales of Equity and Securities and Use of Proceeds	36

ITEM 3:Defaults Upon Senior Securities	36

ITEM 4:Mine Safety Disclosures	36

ITEM 5:Other Information	36

ITEM 6:Exhibits	36

SIGNATURES	37
Exhibit Index

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,496	$3,939
Marketable securities	9,176	—
Prepaid expenses and other current assets	593	1,025
Inventory	329	—
Total current assets	26,594	4,964

Deposits and other assets	644	217
Property and equipment, net	776	311
Total assets	$28,014	$5,492

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,348	$1,252
Accrued expenses and other current liabilities	3,578	3,694
Note payable, current portion	1,667	2,389
Total current liabilities	10,593	7,335

Note payable, net of discount	12,983	7,499
Accrued interest	127	327
Other liabilities	86	28
Total liabilities	23,789	15,189

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 and 0 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 93,390,172 and 75,760,061 shares issued and outstanding as of September 30, 2016 and December 31, 2015	93	76
Additional paid-in capital	198,889	151,019
Accumulated deficit	(194,757)	(160,792)
Total stockholders’ equity (deficit)	4,225	(9,697)
Total liabilities and stockholders’ equity (deficit)	$28,014	$5,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$37	$—	$56	$38
Cost of sales	114	—	148	—
Gross profit	(77)	—	(92)	38

Expenses:
Sales and marketing expenses	733	351	2,001	941
Research and development expenses	6,883	4,682	20,838	13,542
General and administrative expenses	2,819	3,282	10,060	6,178

Operating loss	(10,512)	(8,315)	(32,991)	(20,623)
Other income (expense), net:
Interest income	35	2	69	5
Interest expense	(502)	(266)	(1,045)	(834)
Other income (expense)	92	(6)	3	(11)

Net loss	(10,887)	(8,585)	(33,964)	(21,463)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(10,887)	$(8,585)	$(33,964)	$(21,463)

Basic and diluted net loss per common share	$(0.12)	$(4.39)	$(0.39)	$(11.07)
Basic and diluted weighted-average shares outstanding	93,386,139	1,955,222	87,838,031	1,939,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(33,964)	$(21,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	107	90
Non-cash interest expense (debt discount and deferred costs)	87	53
Change in fair value of derivatives	304	—
Stock-based compensation expense	1,780	786
Changes in assets and liabilities:
Prepaid expenses and other current assets	432	317
Inventory	(329)	—
Deposits and other assets	68	(4)
Accounts payable	4,095	1,118
Accrued expenses and other current liabilities	(195)	1,614
Accrued interest	(200)	260
Deferred rent	18	1
Net cash used in operating activities	(27,797)	(17,228)
Cash flows from investing activities
Capital expenditures	(452)	(123)
Purchase of marketable securities	(9,176)	—
Net cash used in investing activities	(9,628)	(123)
Cash flows from financing activities
Sale of Series E convertible preferred stock, net of costs	—	10,642
Proceeds from issuance of common stock, net of issuance costs	45,737	—
Proceeds from exercise of stock options	65	20
Proceeds from notes payable	17,500	—
Repayments of notes payable	(12,500)	—
Deferred financing costs and discount of notes payable	(820)	—
Net cash provided by financing activities	49,982	10,662
Net increase (decrease) in cash and cash equivalents	12,557	(6,689)
Cash and cash equivalents, at beginning of period	3,939	18,923
Cash and cash equivalents, at end of period	$16,496	$12,234

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

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including planned significant research and development efforts, will require significant uses of working capital through the remainder of 2016 and beyond.

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the Offering of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. Management has concluded that, based on the Company’s current operating plans, the receipt of these funds and future borrowing upon the achievement of specified milestones, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs through the third quarter of 2017. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through December 31, 2016 that existed at December 31, 2015 has been alleviated.

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

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly its financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassification

Sales and marketing expenses of approximately $351,000 and $941,000 included in general and administrative expenses for the three and nine months ended September 30, 2015, respectively, have been reclassified to sales and marketing expenses to conform to 2016 presentation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine month periods ended September 30, 2016 and 2015, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

Marketable Securities

Marketable securities consist of debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. The Company’s investments are classified as available for sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

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

The Company recognizes product sales revenue when all of the following criteria are met:

•         persuasive evidence of an arrangement exists;

•         delivery has occurred;

•         the price is fixed or determinable; and

•         collectability is reasonably assured.

The Company offers no rights of return and has no significant post-delivery obligations and therefore, the above criteria are generally met as products are shipped to, or received by, third-party distributors.

Property and Equipment

Property and equipment are stated at historical cost and depreciated on a straight‑line basis over the estimated useful lives, generally five years. Equipment under capital leases is depreciated on a straight‑line basis over its estimated useful life. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations and comprehensive income (loss).

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long‑lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through September 30, 2016.

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

Fair Value Disclosures

The Company carries its marketable securities at fair value. The carrying amounts of short term financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, and accounts payable and other current liabilities approximate fair value as of September 30, 2016, because of the relatively short term maturity of these instruments. The fair value of the note payable approximates its face value of $15 million, based on the effective interest rate contained in the note payable compared to the current market rates. The interest rates used in the determination of fair value are considered Level 2 inputs.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of September 30, 2016 and December 31, 2015.

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

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti‑dilutive. The total number of anti‑dilutive shares, consisting of common stock options and stock purchase warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share, was 11,484,459  common stock options and 5,127,176  stock purchase warrants for the three and nine months ended September 30, 2016. The total number of anti-dilutive shares, consisting of common stock options and stock purchase warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share, was 9,482,997 common stock options and 5,010,595 stock purchase warrants for the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company adopted this guidance for the year ending December 31, 2016. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. The Company adopted this guidance for the year ending December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using the last in first out method or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The guidance is effective for reporting periods beginning after December 15, 2016. The guidance should be applied prospectively, with earlier application permitted. The Company adopted this guidance for the year ending December 31, 2016 on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for annual periods ending after December 15, 2016 and early adoption is permitted in certain circumstances. The Company adopted this guidance for the year ending December 31, 2016. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

4.  Marketable Securities

Marketable securities available for sale, consisting of debt securities, were as follows (in thousands):

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies	$1,202	$—	$—	$1,202
Commercial paper	7,974	—	—	7,974
Total	$9,176	$—	$—	$9,176

December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies	$—	$—	$—	$—
Commercial paper	—	—	—	—
Total	$—	$—	$—	$—

5.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Clinical and preclinical	$872	$871
Contract manufacturing	500	754
Compensation and benefits	1,460	605
Legal	179	243
Audit and tax related	352	376
Other	137	183
Equipment lease, current portion	78	—
Deferred rent, current portion	—	7
Financing costs	—	655
Total	$3,578	$3,694

6.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $149,427 and $96,525 for the three months ended September 30, 2016 and 2015, respectively, and $376,651 and $284,890 for the nine months ended September 30, 2016 and 2015, respectively.

On March 31, 2016 the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $291,000 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $544,890 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

7.Notes Payable

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); $5.0 million (“Tranche 3 Term Loan”); and $5.0 million (“Tranche 4 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied on June 30, 2016.  Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. The Company may borrow the Tranche 2 Term Loan on or before December 31, 2016 if the Lenders confirm that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company submits a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company may borrow the Tranche 3 Term Loan on or before April 30, 2017 if it borrows the Tranche 2 Term Loan and completes the first commercial sale of its second-generation transmitter in the European Union. The Company may borrow the Tranche 4 Term Loan on or before December 31, 2017 if it borrows the Tranche 2 and Tranche 3 Term Loans, receives PMA approval from the FDA for Eversense, and achieves trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581 shares of common stock with an exercise price of $3.86 per share to the Lenders (see Note 8).

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

The following are the scheduled maturities of the Notes as of September 30, 2016 (in thousands):

2016 (remaining three months)	$—
2017	2,917
2018	5,000
2019	5,000
2020	2,083
Total	$15,000

Energy Capital, LLC Loan

On December 7, 2015, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Energy Capital, LLC (“Energy Capital”) pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the nine months ended September 30, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to September 30, 2016 and the facility was terminated.

8.Stockholders’ Equity (Deficit)

Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company’s authorized capital stock included 5,000,000 shares and 0 shares of undesignated preferred stock, par value $0.001 per share, respectively. No shares of preferred stock were outstanding as of September 30, 2016 or December 31, 2015.

Common Stock

As of September 30, 2016 and December 31, 2015, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 93,390,172 and 75,760,061 shares of common stock issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

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

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581 shares of common stock at an exercise price of $3.86 per share. The fair value of the warrants, which the Company estimated to be $304,113, was recorded as a discount to the Notes. These warrants expire on June 30, 2026 and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended September 30, 2016 and 2015, the Company recorded amortization of discount of debt of $38,825 and $15,550, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recorded amortization of discount of debt of $65,835 and $56,616, respectively, within interest expense in the accompanying statement of operations and comprehensive income (loss).

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 9. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $0 and $1.2 million in the three and nine months ended September 30, 2016, respectively, related to the grant and vesting of this restricted stock.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of September 30, 2016,  4,977,162 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options and non‑qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 9,053,524 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Capital Structure Prior to the Acquisition

Prior to the Acquisition, the Company had the following shares of preferred stock authorized:

•	599,997 shares of Series A Convertible Preferred Stock with a par value of $0.01 per share;
•	1,202,497 shares of Series B Convertible Preferred Stock with a par value of $0.01 per share;
•	2,073,749 shares of Series C Convertible Preferred Stock with a par value of $0.01 per share;
•	22,995,265 shares of Series D Convertible Preferred Stock with a par value of $0.01 per share; and
•	3,192,537 shares of Series E Convertible Preferred Stock with a par value of $0.01 per share (“Series E Stock”).

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

Prior to their conversion to common stock in connection with the Acquisition, all series of preferred stock were equity classified.  The holders of preferred stock were entitled to receive dividends as may be declared by the board of directors. The Company did not declare or otherwise recognize any preferred stock dividends during the three and nine months ended September 30, 2016 and 2015.

Pursuant to the terms of the Acquisition (i) all outstanding shares of common stock of Senseonics, Incorporated $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, Incorporated and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock or preferred stock of Senseonics, Incorporated were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio. As a result, the Company did not have any shares of preferred stock issued or outstanding as of September 30, 2016 or December 31, 2015.

9.Related Party Transactions

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

As described in Note 7, on December 7, 2015, the Company entered into a note purchase agreement with a stockholder, Energy Capital, pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the nine months ended September  30, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to September 30, 2016 and the facility was terminated.

10.Fair Value Measurements

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

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$11,850	$11,850	$—	$—
U.S. government agencies	$1,202	$—	$1,202	$—
Commercial paper	$12,620	$—	$12,620	$—
Note payable	$15,000	$—	$15,000	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$3,939	$3,939	$—	$—
Marketable securities	$—	$—	$—	$—

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2016 or 2015.

11.Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2016 or 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2016 and December 31, 2015.

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

We have never been profitable and our net losses were $10.9 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively, and $34.0 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our accumulated deficit totaled $194.8 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Commercialization of Eversense

In July 2015, we applied for, and in May 2016, we received our CE mark, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post market surveillance activities. In June 2016, we commenced commercialization of Eversense in Sweden through our distribution agreement with Rubin, which also has the right to distribute Eversense in Norway and Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands. Roche is a pioneer in the development of blood glucose monitoring systems and a global leader for diabetes management systems and services. We began distributing

Eversense through Roche in Germany in September 2016 and we expect to begin distributing Eversense in Italy and the Netherlands in the fourth quarter of 2016.

United States Development of Eversense

We recently completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal.

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

In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, we recently submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States. We expect that the PMA process could take between six and 18 months. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of Eversense. Following PMA approval, we intend to pursue a Category I CPT code.

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

Financial Overview

Revenue

During the nine months ended September 30, 2016, we generated product revenue from sales of the Eversense system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense in Norway and Denmark pursuant to the Rubin agreement in the fourth quarter of 2016. Additionally, we expect to market Eversense in Italy and the Netherlands pursuant to our distribution agreement with Roche beginning in the fourth quarter of 2016. We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2016 and in 2017. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets, including Canada, Australia and Israel. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

Other income (expense) for the three and nine months ended September 30, 2015 primarily includes the change in the fair value of the warrant liability during the particular period, which results from the marking to market at the end of every reporting period of the fair value of the warrant liability related to warrants issued to Oxford. In December 2015, in connection with the Acquisition, the warrants were amended. As a result, the warrants were reclassified from a liability to equity and will no longer be marked to market and, therefore, will not impact other income (expense) in future periods.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,		Period-to-
	2016	2015	Period Change
	(unaudited)
	(in thousands)
Revenue	$37	$—	$37
Cost of sales	114	—	114
Gross profit	(77)	—	(77)

Expenses:
Sales and marketing expenses	733	351	382
Research and development expenses	6,883	4,682	2,201
General and administrative expenses	2,819	3,282	(463)
Operating loss	(10,512)	(8,315)	(2,197)
Other income (expense):
Interest expense	(467)	(264)	(203)
Other income (expense)	92	(6)	98
Total other expense, net	(375)	(270)	(105)
Net loss	$(10,887)	$(8,585)	$(2,302)

Revenue

Our revenue was $37,283 for the three months ended September 30, 2016,  resulting from shipments of Eversense to Roche and Rubin,  our third-party distributors,  for distribution in various regions of Europe. We did not have any revenue during the three months ended September 30, 2015.

Cost of sales

Our cost of sales was $114,138 for the nine months ended September 30, 2016,  resulting from the manufacturing and distribution of shipments of Eversense to Roche and Rubin for distribution in Europe. We did not have any cost of sales during the three months ended September 30, 2015.

Gross profit was $(76,855) in the three months ended September 30, 2016. Gross profit as a percentage of revenue, or gross margin, was (206.1)% in the three months ended September 30, 2016.

Sales and marketing expenses

Sales and marketing expenses were $0.7 million for the three months ended September 30, 2016, compared to $0.4 million for the three months ended September 30, 2015, an increase of $0.3 million. The $0.3 million increase was primarily due to the salaries, bonuses and payroll-related expenses for additional headcount, as we supported our European commercial launch of Eversense.

Research and development expenses

Research and development expenses were $6.9 million for the three months ended September 30, 2016, compared to $4.7 million for the three months ended September 30, 2015, an increase of $2.2 million. The increase was primarily due to an increase in product development expenses of $1.8 million related to development of future versions of Eversense and a $0.6 million increase in additional salaries, bonus and payroll-related expenses, partially offset by a $0.2 million decrease related to the completion of our U.S. pivotal trial.

General and administrative expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015, an decrease of $0.5 million. The decrease was primarily due to a $1.5 million decrease in legal and accounting expenses resulting from non-recurring legal and accounting expenses incurred in 2015 related to the Acquisition and the Offering, partially offset by a $0.7 million increase in salaries, bonuses and payroll-related expenses for additional headcount and an $0.3 million increase in occupancy expenses related to our expanded facilities.

Total other expense, net

Total other expense, net, for the three months ended September 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively, consisting primarily of interest expense on our debt facilities.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		Period-to-
	2016	2015	Period Change
	(unaudited)
	(in thousands)
Revenue	$56	$38	$18
Cost of sales	148	—	148
Gross profit	(92)	38	(130)

Expenses:
Sales and marketing expenses	2,001	941	1,060
Research and development expenses	20,838	13,542	7,296
General and administrative expenses	10,060	6,178	3,882
Operating loss	(32,991)	(20,623)	(12,368)
Other income (expense), net:
Interest expense	(976)	(829)	(147)
Other income (expense)	3	(11)	14
Total other expense, net	(973)	(840)	(133)
Net loss	$(33,964)	$(21,463)	$(12,501)

Revenue

Our revenue was $56,108 and $37,500 for the nine months ended September 30, 2016 and 2015,  respectively. Our revenue for the nine months ended September 30, 2016 resulted from shipments of Eversense to Rubin and Roche for distribution in Europe. Our revenue for the nine months ended September 30, 2015 consisted of grant revenue for delivery of sensors for a National Health Institute grant from the University of California Santa Barbara. We do not expect to generate any future revenue from this source.

Cost of sales

Our cost of sales was $147,988 for the nine months ended September 30, 2016,  resulting from the manufacturing and distribution of the Eversense product to Roche and Rubin for distribution in various regions in Europe. We did not have any cost of sales during the nine months ended September 30, 2015.

Gross profit decreased to $(91,879) in the nine months ended September 30, 2016 from $37,500 in the nine months ended September 30, 2015, a decrease of $129,379. Gross margin was (164)% in the nine months ended September 30, 2016.

Sales and marketing expenses

Sales and marketing expenses were $2.0 million for the nine months ended September 30, 2016, compared to $1.0 million for the nine months ended September 30, 2015, an increase of $1.0 million. The $1.0 million increase was primarily due to a $0.9 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.1 million increase in other sales and marketing expenses, as we supported our European commercial launch of Eversense.

Research and development expenses

Research and development expenses were $20.8 million for the nine months ended September 30, 2016, compared to $13.5 million for the nine months ended September 30, 2015, an increase of $7.3 million. The increase was primarily due to an increase in product development expenses of $4.1 million related to the development of future versions of Eversense, a $0.8 million increase in manufacturing expenses as we launched Eversense in Europe, a $1.5 million increase in additional salaries, bonus and payroll related costs, a $0.5 million increase related to our U.S. pivotal trial, and a $0.4 million increase in other costs, primarily the purchase of lab supplies to support research and development.

General and administrative expenses

General and administrative expenses were $10.1 million for the nine months ended September 30, 2016, compared to $6.2 million for the three months ended September 30, 2015, an increase of $3.9 million. The increase was primarily due to a $2.8 million increase in salaries, bonuses and payroll related costs for additional headcount,  a $0.7 million increase in occupancy expenses related to our expanded facilities, and a $0.4 million increase in other expenses to support administration.

Total other expense, net

Total other expense, net, for the nine months ended September 30, 2016 and 2015 was $1.0 million and $0.8 million, respectively, consisting primarily of interest expense on our debt facilities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and out net losses were $10.9 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively, and $34.0 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our accumulated deficit totaled $194.8 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $25.7 million. Our marketable securities portfolio consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored-entities, commercial paper, and money market funds.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through the remainder of 2016 and beyond. Upon the completion of the audit of our financial statements for the year ended December 31, 2015, we did not have sufficient cash to fund our operations through December 31, 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

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

We expect our existing capital resources as of September 30, 2016 will enable us to fund our operations through the third quarter of 2017. We have based this estimate on assumptions, including that we will meet the conditions to borrow the full remaining $15 million of additional borrowing under our debt facility, that may prove to be wrong, and we could require additional capital resources sooner than we expect.

Indebtedness

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with the Lenders. Pursuant to the Amended and Restated Loan and Security Agreement, we may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million, or the Tranche 1 Term Loan; $5.0 million, or the Tranche 2 Term Loan; $5.0 million, or the Tranche 3 Term Loan; and $5.0 million, or the Tranche 4 Term Loan.  We refer to each of the tranches as a Term Loan, and collectively, the Term Loans. The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, we issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million, or the Notes, on June 30, 2016. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. We may borrow the Tranche 2 Term Loan on or before December 31, 2016 if the Lenders confirm that we received positive data in our U.S. pivotal trial of Eversense, and we submit a pre-market approval, or PMA, application for Eversense in the United States with the FDA. We are awaiting confirmation from the Lenders that these milestones have been met. We may borrow the Tranche 3 Term Loan on or before April 30, 2017 if we borrow the Tranche 2 Term Loan and complete the first commercial sale of our second-generation transmitter in the European Union. We may borrow the Tranche 4 Term Loan on or before December 31, 2017 if we borrow the Tranche 2 and Tranche 3 Term Loans, receive PMA approval from the FDA for Eversense, and achieve trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

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

On December 7, 2015, we entered into a Note Purchase Agreement with Energy Capital pursuant to which we were entitled to borrow an aggregate principal amount of up to $10.0 million, or the Energy Capital note, subject to the conditions specified in the Note Purchase Agreement. During the nine months ended September 30, 2016, we borrowed an aggregate of $2.5 million from Energy Capital. We repaid these borrowings in full with a portion of the proceeds of the Offering prior to September 30, 2016, and the Note Purchase Agreement was terminated.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(27,797)	$(17,228)
Net cash used in investing activities	(9,628)	(123)
Net cash provided by financing activities	49,982	10,662
Net increase (decrease) in cash and cash equivalents	$12,557	$(6,689)

Net cash used in operating activities

Net cash used in operating activities was $27.8 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $34.0 million partially offset by stock‑based compensation expense of $1.8 million, depreciation and non-cash interest expense of $0.2 million, a change in fair value of derivatives of $0.3 million, and a net change in assets and liabilities of $3.9 million (consisting of an increase in accounts payable, accrued expenses and interest, and deferred rent of $3.7 million, and in increase in prepaid expenses, inventory, deposits and other assets of $0.2 million).

Net cash used in operating activities was $17.2 million for the three months ended September 30, 2015, and consisted primarily of a net loss of $21.5 million, partially offset by stock-based compensation expense of $0.8 million, depreciation and non-cash interest expense of $0.1 million, and a net change in assets and liabilities of $3.4 million (consisting of an increase in accrued expenses and accounts payable of $3.1 million and an increase in accrued interest of $0.3 million).

Net cash used in investing activities

Net cash used in investing activities was $9.6 million for the nine months ended September 30, 2016, and consisted of capital expenditures of $9.2 million used for the purchase of marketable securities and $0.4 million used for laboratory equipment and leasehold improvements.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2015 and consisted entirely of capital expenditures for laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $50.0 million for the nine months ended September 30, 2016, and consisted primarily of the net proceeds received from the Offering of $45.8 million and notes payable of $4.2 million.

Net cash provided by financing activities was $10.7 million for the nine months ended September 30, 2015, and consisted primarily of the proceeds from the sales of Series E preferred stock.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2016.

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2016	2017-2018	2019-2020	2020
	(in thousands)
Operating lease obligations(1)	$4,203	$149	$1,215	$1,241	$1,598
Payments under corporate development agreement(2)	2,409	1,120	381	908	—
Principal payments under Notes(3)	15,000	—	7,917	7,083	—
Interest payments under Notes(3)	3,701	268	1,707	1,726	—
Total contractual obligations	$25,313	$1,537	$11,220	$10,958	$1,598

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
(3)

Represents the principal and interest payment schedule for the $15.0 million principal amount of the Notes that were outstanding as of September 30, 2016, as well as the final payment of $1.4 million due upon maturity of the Notes. As described above under “Sources of Liquidity,” the debt facility also permits us to borrow up to an additional $15 million upon the achievement of specified milestones.  Such amounts are not reflected in the table above.

Off‑Balance Sheet Arrangements

During the three and nine months ended September 30, 2016 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $25.7 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business and our Industry

Our distribution agreements with Rubin and Roche to market Eversense in specified European countries may not be successful.

We have entered into a distribution agreement with Rubin to market Eversense in Sweden, Norway and Denmark and a distribution agreement with Roche to market Eversense in Germany, Italy and the Netherlands.  Under these agreements, Rubin and Roche will generally be responsible for the promotion, sale and distribution of Eversense in the specified countries at such prices as they determine in their sole discretion. Although Rubin and Roche have the exclusive right to distribute Eversense in the covered countries, the agreements do not require Rubin or Roche to sell our products exclusively, and therefore, Rubin and Roche are free to sell products of our competitors. Because we only recently received regulatory approval, we are not yet able to fully assess Rubin's and Roche’s performance in distributing Eversense in the covered countries, and it may take an extended period of time for us to accurately assess their performance under the agreements. Additionally, because the agreements with Rubin and Roche are exclusive, we will have limited ability to terminate the agreements or to contract with any other distributor for Sweden, Norway, Denmark, Germany, Italy and the Netherlands, and therefore we may be entirely dependent on Rubin and Roche for sales in these countries. If Rubin or Roche fails to perform satisfactorily under the agreements, our ability to commercialize in these countries, and potentially throughout Europe, could be adversely affected.

If we are unable to establish additional distribution arrangements, we may have to alter our development and commercialization plans in Europe and our sales in Europe may be negatively affected.

To commercialize Eversense in Europe, we plan to establish arrangements with third-party distributors. Aside from our agreement with Rubin with respect to Sweden, Norway and Denmark and Roche with respect to Germany, Italy and the Netherlands, we have not entered into any distribution arrangements to date. We may face significant competition in seeking appropriate distribution arrangements. Whether we reach a definitive distribution agreement will depend, among other things, upon our assessment of the distributor's resources and expertise, the terms and conditions of the proposed agreement and the proposed distributor's evaluation of a number of factors. The distributor may also consider alternative CGM systems or technologies that may be available if such an arrangement could be more attractive than the one with us for Eversense. We expect that none of our third-party distributors will be required to sell our products exclusively and each of them may freely sell the products of our competitors.

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

At the time that the audit of our financial statements for the year ended December 31, 2015 was completed, we did not have sufficient cash to fund our operations through the end of 2016 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements. At December 31, 2015, we had approximately $3.9 million in cash and cash equivalents, and we had insufficient committed sources of additional capital to fund our operations as described in our Annual Report for the year ended December 31, 2015, for more than a limited period of time. Even though we raised net proceeds of $44.8 million in our public offering and have established an expanded debt facility that provides additional borrowing capacity if we satisfy certain funding conditions, we will need to access additional funds before we become financially self-sustaining through cash flow from operations. Although we believe our existing capital resources will be sufficient to fund our operations through the third quarter of 2017, we will need to secure additional funding in the future. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

•

the cost of maintaining regulatory clearance for Eversense in Europe and the cost of obtaining and maintaining regulatory clearance or approval for Eversense or future versions of Eversense in the United States;

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

In June 2016, we issued secured Notes to Oxford and SVB in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020.  We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of September 30, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

SENSEONICS HOLDINGS, INC.

Date: November 3, 2016	By:	/s/ R. Don Elsey
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