Form 10-K
period 2016-12-31
Senseonics Holdings, Inc.
filed 2017-02-23
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 001-37717

SENSEONICS HOLDINGS, INC.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 47-1210911

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $217.8 million based on the closing price of the registrant’s common stock, as reported by the NYSE-MKT on such date.

As of February 22, 2017, 93,955,527 shares of common stock, $0.001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward‑looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward‑looking, including but not limited to statements about:

•	the timing and availability of data from our clinical trials;
•	the timing of our planned regulatory filings;
•	the timing of and our ability to obtain and maintain regulatory approval of Eversense;
•	the clinical utility of Eversense;
•	our ability to develop future generations of Eversense;
•	our ability to access our credit facilities in the future;
•	our future development priorities;
•	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
•	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to comply with applicable regulatory requirements;
•	our ability to maintain our intellectual property position;
•	our estimates regarding the size of, and future growth in, the market for CGM systems;
•	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
•	our estimates regarding our future expenses and needs for additional financing.

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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I

Item 1. Business

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our first generation continuous glucose monitoring, or CGM, system, Eversense, is a reliable, long-term, implantable CGM system that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 days, as compared to five to seven days for currently available CGM systems. We believe Eversense will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison to the traditional method of self-monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems. Our Eversense system is currently approved for sale in Europe and we submitted our pre-market approval, or PMA, application to the U.S. Food and Drug Administration, or FDA, in October 2016. We expect the PMA process could take between six and 18 months. We intend to initiate commercial launch in the United States immediately upon receipt of PMA approval.

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the International Diabetes Federation, or IDF, an estimated 415 million people worldwide had diabetes in 2015. The number of people with diabetes worldwide is estimated to grow to 642 million by 2040 due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas. Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with Type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with Type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels.

In an attempt to maintain blood glucose levels within the normal range, many people with diabetes seek to actively monitor their blood glucose levels. The traditional SMBG method of glucose monitoring requires lancing the fingertips, commonly referred to as fingersticks, multiple times per day and night to obtain a blood drop to be applied to a test strip inside a blood glucose meter. This method of monitoring glucose levels is inconvenient and can be painful and, because each measurement represents a single blood glucose value at a single point in time, it provides limited information regarding trends in blood glucose levels. In contrast, CGM systems are generally less painful and involve the insertion of sensors into the body to measure glucose levels in the interstitial fluid throughout the day and night, providing real-time data that shows trends in glucose measurements. Since CGM measurements from interstitial tissue are inherently less accurate than test-strip measurements made directly from the blood, the FDA and other device regulators historically have required that CGMs be labeled and marketed as "adjunctive" to test-strip measurements, with instructions that patients confirm CGM measurements with test-strip measurements using blood obtained from fingersticks prior to self-medicating. Recent improvements in the accuracy of CGM systems have led to the FDA issuing the first “non-adjunctive” label in 2016. We expect that the approval of the Eversense PMA will have an “adjunctive” label initially. Our plans will be to pursue a “non-adjunctive” label as soon as possible. Currently available CGM systems are often inconvenient, requiring frequent sensor replacement and an extra device, called a receiver, to monitor glucose readings, and have limited safety features.

We have designed Eversense to continually and accurately measure glucose levels under the skin for up to 90 days, as compared to five to seven days for currently available CGM systems. Eversense also includes additional safety features that warn the user before the occurrence of adverse events and provide distinct on-body vibrations in a number of situations, such as when low or high glucose levels are reached. We believe that Eversense provides a more convenient method of continuous glucose monitoring by providing longer duration, equal or superior accuracy, state of the art communications and analytical capabilities, on-body alarms and alerts and the convenience of being able to take the transmitter on and off with no loss of the sensor.

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

Based on industry sources and current industry trends, we estimate that U.S. sales of CGM systems will grow at a compound annual growth rate, or CAGR, ranging from 35% to 40%, reaching approximately $3 billion to $3.7 billion by 2020. We also estimate that by 2020 global sales for insulin pumps will increase to $3.5 billion, while global sales for SMBG will decline to $5.8 billion. We expect the growth in sales of CGM systems to be driven primarily by increased penetration of CGM in the Type 1 diabetic population, as it potentially becomes a standard of care, reaching up to 45% penetration of the Type 1 diabetic population in the United States by 2020, compared to 8% in 2014. We believe that the increased penetration of CGM will be driven by higher awareness of the clinical benefits of CGM by people with diabetes, healthcare providers and third-party payors, insulin pump integration, an improving coverage and reimbursement environment and additional product innovation, including increased convenience, accuracy and sensor duration.

We initiated our U.S. pivotal trial in January 2016 and completed this trial in July 2016. In November 2016, at the Diabetes Technology Meeting we presented the trial data. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period.

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

According to the IDF, an estimated 415 million people worldwide had diabetes in 2015. The number of people with diabetes worldwide is estimated to grow to 642 million by 2040 due to a number of reasons including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Based on estimates by the IDF diabetes caused over 5 million deaths in 2015 and had a total global economic cost of over $700 billion.

Diabetes is typically classified into two primary types:

•

Type 1 diabetes is an autoimmune disorder that usually develops during childhood or adolescence and is characterized by the inability of the body to produce insulin, resulting from destruction of the hormone producing beta cells in the pancreas. People with Type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. There is no known way to prevent Type 1 diabetes. Based on the most recent information available from the CDC, there were in excess of one million people with diagnosed Type 1 diabetes in the United States in 2012. Based on the most recent information available from the IDF and the CDC, we estimate that there were in excess of 1.7 million people with diagnosed Type 1 diabetes in Europe in 2015.

•

Type 2 diabetes is a metabolic disorder which generally develops in adults and results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Although it is not precisely known how Type 2 diabetes develops, genetics, family history and environmental factors, such as excess weight and physical inactivity, are viewed as contributing factors. As Type 2 diabetes progresses, individuals may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. Based on the most recent information from the IDF, we estimate there were approximately 20 million people with diagnosed Type 2 diabetes in the United States in 2015. Of these people with Type 2 diabetes, we estimate that approximately 5.7 million people in the United States utilize insulin, either by injection or insulin pump, to manage their diabetes. We estimate that there were approximately 33 million people with diagnosed Type 2 diabetes in Europe in 2015.

Importance of Glucose Monitoring

If people with diabetes can maintain their blood glucose levels within normal limits, they can significantly mitigate the negative effects of diabetes. In the December 2005 edition of the New England Journal of Medicine , the authors of a peer-reviewed study concluded that intensive diabetes therapy, which included the use of multiple daily injections, or MDI, or an insulin pump, in combination with SMBG at least four times per day, with the goal of maintaining blood glucose levels within normal limits, has long-term beneficial effects on lowering the risk of cardiovascular disease in people with Type 1 diabetes. In the study, this intensive diabetes therapy reduced the risk of any cardiovascular disease event by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%, as compared to less intensive diabetes therapy. Earlier studies also demonstrated benefits of intensive diabetes therapy in lowering the long-term risks of other complications of diabetes, including vision loss, kidney damage and nerve damage.

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

•

Continuous glucose monitoring,  or CGM, is a way for people with diabetes to monitor glucose levels in real-time throughout the day or night. CGM systems involve the implantation of sensors into the body to measure glucose levels in the interstitial fluid, which is the fluid that surrounds tissues in the body, and typically relay the data, through a transmitter, to an external receiver every five minutes. While each individual CGM measurement is slightly less accurate than that of SMBG, the frequent, automatic measurements provided by CGM help people with diabetes reduce the risk of hypoglycemic and hyperglycemic events by providing them with real-time glucose readings, glucose trend information and alerts. Current CGM systems require twice daily calibration using blood drawn through a fingerstick. The FDA requires that CGM measurements, performed by selected systems, be confirmed with a real-time test-strip reading using blood obtained by a fingerstick prior to self-medicating with insulin. Those systems that do not have this requirements are considered to have the “dosing claim,” meaning that they are labeled as “non-adjunctive” devices.

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

The beneficial effects of CGM have been validated in multiple clinical trials. According to a study published in the November 2009 edition of Diabetes Care, people who intensively managed their diabetes consistently with CGM over a six-month period had lower A1C levels, a measure of the three-month average of glucose in the blood, than those who did not. More recently, two studies published in the April 2011 and January 2012 editions of Diabetes Care , showed improved glycemic control in people with Type 1 and Type 2 diabetes who use CGM systems, compared to people who use SMBG, further supporting the benefits of CGM in helping people with diabetes stay within a healthy glycemic range.

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

Based on industry sources and current industry trends, we estimate that U.S sales of CGM systems will grow at   a CAGR ranging from 35% to 40%, reaching approximately $3 billion to $3.7 billion by 2020. We also estimate that by 2020 global sales for insulin pumps will increase to $3.5 billion, while global sales for SMBG will decline to $5.8 billion. We expect the growth in sales of CGM systems to be driven primarily by increased penetration of CGM in the Type 1 diabetic population, as it potentially becomes a standard of care, reaching up to 45% penetration of the Type 1 diabetic population in the United States by 2020, compared to 8% in 2014. We believe that the increased penetration of CGM will be driven by higher awareness of the clinical benefits of CGM by people with diabetes, healthcare providers and third-party payors, insulin pump integration, an improving coverage and reimbursement environment and additional product innovation, including increased convenience, accuracy and sensor duration.

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

•

Enhanced convenience—The ability of Eversense to display glucose readings on mobile devices allows people with diabetes to seamlessly blend the monitoring of their glucose levels with other uses of their mobile devices. Eversense users do not need to carry a separate handheld receiver to display glucose readings, which is required by currently available CGM systems. In addition, our easily removable smart transmitter allows users to conveniently remove and reapply the transmitter at will without having to also remove the sensor. We believe these convenient features greatly improves the quality of life and peace of mind for people with diabetes by enhancing their ability to effectively manage their condition across a wide range of activities, from sleeping to higher intensity activities, including sports.

•

Essential safety features—Eversense is designed to continuously and accurately monitor glucose levels and provide predictive warnings using a proprietary algorithm, based on the user's personalized alarm settings, before the occurrence of hypoglycemic or hyperglycemic events. We believe the personalized alarm allows the user to intervene and potentially avoid these events entirely. Additionally, our smart transmitter provides distinct on-body vibrations in a number of alarm situations, including when low or high-glucose related readings are reached or when the transmitter is unable to communicate with the receiver. Unlike other currently available CGM systems, this vibration alert enables our system to warn users of a hypoglycemic or hyperglycemic event even when the user's mobile device is not available or nearby.

•

Quick and easy sensor insertion and removal—Our sensor is designed to be inserted and removed by a simple, relatively painless and straightforward five-minute in-office procedure performed by a trained healthcare provider. Our initial patient feedback indicated that the procedure is quick, painless and generally well received. Feedback from healthcare professionals in Europe indicates that the procedure is easy to learn and that the professional is able to become adept at the procedure after only a minimal number of procedures.

Our Strategy

Our goal is to be the global leader in providing long-term, accurate and reliable implantable glucose monitoring systems designed help people with diabetes confidently live their lives with ease. The key elements of our strategy include:

•

Expand the European launch of Eversense and launch in United States. Eversense was launched in Scandinavia, Italy, and Germany in 2016. Through our exclusive distributors, Rubin Medical and Roche, we intend to expand the Eversense launch across Europe. We have filed for regulatory approval for Eversense in the United States and our PMA is currently under review by the FDA. We intend to launch in the United States, through a direct sales force, following FDA approval. We also intend to seek to commercialize Eversense in other international markets, including Canada, Australia and Israel.

•

Educate and train healthcare providers and people with diabetes on the benefits Eversense.   We intend to communicate with and educate healthcare providers, including physicians, certified diabetes educators and nurses, and people with diabetes about the benefits of Eversense and how it can help improve the health and lives of people with diabetes. We have developed an insertion kit that is similar to that used in existing procedures that many healthcare providers are accustomed to performing, and we are utilizing training programs to help them become comfortable and competent performing the sensor insertion and removal procedures. Finally, we intend to communicate on a regular basis with people with diabetes and their healthcare providers so that we can continue to understand their needs and demands, which will help us to serve them better.

•

Continuously innovate to introduce enhanced product offerings and pursue expanded indications to meet the needs of people with diabetes.  Following our first approved version of Eversense, we intend to continue to expand our Eversense line of product offerings to benefit both people with diabetes and healthcare providers, including system modifications and next generation enhancements, with the goal of increasing the convenience and functionality of the Eversense system. Our planned initiatives include: extending the approved sensor life to up to 180 days; providing on-demand, swipe measurement technology that would permit people with diabetes to perform real-time, single glucose readings by swiping their smartphone over our sensor; integrating with insulin pumps; reducing transmitter size; and improving accuracy leading to reduced, or eliminated, calibration. We have begun clinical trials for pediatric indications and intend to seek approval to market to this part of the population.

•

Establish reimbursement programs for coverage of Eversense to achieve the broadest possible acceptance of our system.  European reimbursement of CGM systems is expanding rapidly. For example, Germany recently instituted one of the broadest coverage policies in the world. Our distributors are working with governmental and private payor agencies to ensure the broadest and most comprehensive coverage possible throughout Europe and other territories. In the United States, CGM systems are generally well covered. Additionally, we have established procedure codes in the United States, which will enable reimbursement for the endocrinologist performing the insertion and removal procedures. We believe we will be well positioned to negotiate specific private payor coverage in the United States, if Eversense receives FDA approval. We believe that pursuing such a reimbursement strategy will be important in achieving the broadest possible acceptance of our system by healthcare providers and people with diabetes.

•

Maximize profitability through low cost manufacturing.   We utilize a network of third-party manufacturers that are experts in their respective areas. We are working with these subcontractors to implement scalable, flexible manufacturing that can accommodate increasing volumes and new generations of the Eversense system.

Clinical Development and Regulatory Pathway

Overview

In support of our regulatory submissions, we have expended considerable resources designing, developing and refining a glucose monitoring system. We have completed both our European and U.S. pivotal trials. The Eversense system has received a CE Mark in Europe and is currently being sold commercially. Our U.S. pivotal trial was completed during 2016 and we submitted our PMA to the FDA in October 2016.

We are continuing to conduct a number of feasibility studies in which we are evaluating various configurations of our CGM system. These studies are intended to assess the performance of different system configurations in a small population of subjects before enrolling a large clinical trial.

United States Pivotal Trial

In January 2016 we began enrollment for the U.S. pivotal trial. Enrollment was completed before the end of March and the last patient completed the trial in July 2016. The trial was a prospective, single-arm, multi-center trial designed to determine the accuracy and safety of the Eversense system. Ninety subjects were enrolled in eight centers across the United States. Eighty-seven of the ninety enrollees completed the 90-day trial. During the trial the subjects were blinded to the real time glucose displays and alarms. The participants were also required to calibrate the system with two blood glucose measurement readings per day.

The subject clinical trial population consisted of subjects at least 18 years of age who had a clinically confirmed diagnosis of diabetes. Subjects who had a history of severe  hypoglycemia, defined as hypoglycemia resulting in loss of consciousness or seizure, or diabetic ketoacidosis, in the six months prior to the trial, were excluded from participation in the clinical trial. At the initial visit, our sensor was inserted and initial accuracy measurements were taken. Additional accuracy measurements were taken at 30 days, 60 days and 90 days post-insertion. These sensor measurements were continued through the earlier of the failure of the sensor or 90 days post-insertion.

The purpose of this clinical trial was to evaluate the accuracy of Eversense measurements, measured by the MARD, when compared with in vitro blood glucose measurements obtained using the YSI glucose analyzer over successive periods of 30 days through 90 days, as well as to assess the safety of Eversense. YSI in vitro analyzers are bed-side instruments used in hospitals and clinics to accurately measure blood glucose levels and are commonly used as comparators of glucose monitoring systems in clinical trials. MARD is a statistical calculation that measures the average absolute value of the differences, expressed as a percentage, between glucose measurements taken from interstitial fluid based on our CGM system and blood glucose measurements from YSI. The lower the MARD of a glucose monitoring system, the more accurate the system and, therefore, the more reliable the system's readings. A MARD of less than or equal to 20% is generally considered to be a threshold for regulatory approval of a CGM system, although currently available CGM systems generally report an average MARD of less than 13%.

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

Our Technology

Eversense consists of three primary components: a small sensor inserted subcutaneously under the skin by a healthcare provider; an external removable smart transmitter that receives, assesses and relays data from the sensor and provides vibratory alerts; and a mobile app that receives data from the transmitter and provides real-time glucose readings, alerts and other data on the person's mobile device. All of these components work together to provide sensor glucose values, trends and alerts to a user's mobile device within 20 milliseconds. We have designed this reliable, long-term and implantable CGM system to continually and accurately measure a person's glucose levels for up to 180 days. As with most currently available CGM systems, Eversense will initially require twice daily fingerstick calibrations. Further, upon receiving an alert from the CGM, a patient should confirm CGM measurements with test-strip measurements prior to self-medicating, as noted in the CGM's label and instructions.

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

Smart Transmitter

The removable smart transmitter is a rechargeable, external device that is worn over the sensor implantation site using a daily adhesive patch or band, such as an armband or waistband. The transmitter supplies wireless power to the sensor through an inductive NFC link, which activates a measurement sequence every five minutes. The transmitter then receives data from the sensor and calculates glucose concentrations and trends. Based on these calculations and on the user's individual settings for glucose levels, the transmitter determines if an alert condition exists, in which case the transmitter communicates the condition to the user through on-body vibration. The information from the transmitter is also transmitted for display to the user's mobile device via Bluetooth. Our transmitter is functional for at least 36 hours without recharging and can be fully charged in fifteen minutes.

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

In 2017, we anticipate that we will receive our CE Mark in Europe for both 180-day sensor life and our second generation transmitter. If we receive these approvals, we plan to launch both of these products throughout Europe. Additionally, we expect that our distributors will launch the Eversense system in a number of additional countries. In the U.S. market, we have submitted a PMA to market Eversense in the United States for our 90-day Eversense system.  Assuming we receive the PMA approval, we intend to commercialize Eversense in the United States through our own direct sales and marketing organization. We also plan to submit our investigational device exemption, or IDE, application for a 180-day trial in the United States.

Future developments include applying for a dosing claim, which would permit users to dose with insulin without first confirming the blood glucose measure via a fingerstick, executing a partnership for development of an artificial pancreas system, submitting an IDE for a pediatric trial in the United States, launching the 180-day Eversense system in the United States, significantly reducing calibration requirements, continuing to improve accuracy, and initiating clinical trials for On-Demand, or “swipe”, technology for Type 1 users, and extending swipe technology to Type 2 users.

Sales and Marketing

We are utilizing third-party distributors for our commercial activities in Europe. In 2016, we began selling Eversense in Sweden, Denmark, Italy and Germany where there is an understanding and market acceptance of CGM. We have an exclusive arrangement with Rubin Medical for sales in Scandinavia. We have an exclusive arrangement with Roche Diabetes Care for sales in the rest of Europe, the Middle East and Africa, excluding Israel.

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

Distribution Agreement with Rubin Medical

              In September 2015, we entered into a distribution agreement with Rubin Medical, or Rubin, pursuant to which we granted Rubin the exclusive right to market, sell and distribute Eversense in Sweden, Norway and Denmark. Pursuant to the agreement, Rubin is obligated to purchase from us specified minimum volumes of Eversense components at pre-determined prices, which are subject to potential amendment upon the occurrence of specified events. Rubin is responsible for the promotion, sale and distribution of Eversense in Sweden, Norway and Denmark at such prices as Rubin determines in its sole discretion, subject to specified exceptions.

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

Distribution Agreement with Roche Diabetes Care

On May 24, 2016, we entered into an exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands. On November 28, 2016, we amended the distribution agreement to also grant Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel.   Roche is obligated to purchase from us specified minimum volumes of Eversense components at pre-determined prices, which pricing is subject to renegotiation in certain circumstances.

The distribution agreement, as amended, has an initial term through December 31, 2018, which may be extended through December 31, 2019 if we and Roche agree upon the minimum purchase requirements for 2019.  The distribution agreement is terminable by us under a number of circumstances, including if Roche materially breaches the terms of the agreement or fails to make certain minimum sales requirements. The agreement is terminable by Roche under a number of circumstances, including if we materially breach the agreement, if the distribution of Eversense is enjoined in the covered territories or in the case of certain intellectual property infringement claims. The agreement is terminable by either party if the other party becomes insolvent or subject to bankruptcy proceedings. The termination rights contained in the agreement are generally subject to advance notice requirements and an opportunity to cure. Further, Roche may terminate the agreement upon a change of control of our company with a transition period of the shorter of 18 months or the remaining term of the agreement.

Reimbursement

Coverage in the United States

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. The Centers for Medicare and Medicaid, or CMS, established, effective 2008, Alpha-Numeric Healthcare Common Procedure Coding System codes that will be applicable to each of the components of Eversense. Recently Medicare adopted a national coverage determination with respect to one of the currently offered CGM systems. This national coverage determination was based on the decision by FDA to indicate the approved CGM system as a “non-adjunctive” device meaning that the user would not need to perform a confirmatory fingerstick prior to initiating treatment indicated by the information provided by the CGM system. Additionally, CMS does reimburse patients for the cost of certain related medical services such as data interpretation. Until such time as adequate coverage is extended by CMS and/or its contractors, as applicable, reimbursement of our products will generally be limited to customers covered by those third-party payors that have adopted policies recognizing coverage and reimbursement for CGM devices. Currently most of the largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. These policies include varied requirements regarding patient condition and characteristics. Many of these coverage policies reimburse for CGM systems under durable medical equipment benefits, which are restrictive in nature and require the healthcare provider or supplier to comply with extensive documentation and other requirements. We intend to seek coverage for Eversense as a medical benefit, which could avoid some of these restrictions, although we may not be successful in doing so. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products.

We have received Category III CPT codes for the insertion and removal of Eversense. Following PMA approval, we intend to pursue a Category I CPT code.

We have employed a reimbursement consultant to assist us in securing reimbursement agreements with third-party payors. In addition, we intend to commence negotiations with third-party payors in 2017. However, unless third-party and government payors provide adequate coverage and reimbursement for Eversense and the related insertion and removal procedures, people with diabetes might choose not to use our products on a widespread basis.

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

We have received certification from BSI, our Notified Body to the International Standards Organization, or ISO, for our quality system. This ISO 13485 certification includes design control requirements. As a medical device manufacturer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality.

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

Research and Development

Our research and development team includes employees who specialize in chemistry, software engineering, electrical engineering, mechanical engineering and graphical user interface design, many of whom have considerable experience in diabetes-related medical devices. Our research and development team focuses on the products currently under development, including our clinical trials, as well as feasibility studies in which we are evaluating different design configurations to enhance product functionality for future generations of Eversense. Our research and development expenses were $26.3 million, $18.3 million and $12.9 million for the years ended December 31, 2016 and 2015,  and 2014, respectively.

Competition

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We expect to compete with well-capitalized companies, some of which are publicly-traded, that manufacture CGM systems including Dexcom and Medtronic. Each of these companies has received approval from the FDA to market their respective CGM system. Dexcom's Bluetooth-enabled CGM system is designed to be integrated with smartphones. Dexcom’s CGM system was recently approved by the FDA for marketing as a non-adjunctive device.

As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. We are aware of three companies, Johnson & Johnson, Medtronic and Tandem Diabetes Care, Inc., which have received FDA approval for CGM-integrated insulin pumps. Johnson & Johnson's system integrates Dexcom's CGM sensor technology and smartphone compatibility.

In addition to CGM providers, we will also compete with providers of traditional SMBG systems. Four companies currently account for substantially all of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; Abbott; and Asencia, a Panasonic Healthcare Holdings company.

We may also compete with companies, including Roche Diagnostics and Abbott, developing next generation real-time CGM or sensing devices and technologies, as well as several other companies that are evaluating non-invasive CGM products to measure a user's blood glucose level. For example, Abbott has commercialized its FreeStyle Libre Flash Glucose Monitoring System in Europe, which eliminates the need for routine fingersticks by reading glucose levels through a transcutaneous sensor that can be worn for up to 14 days. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. The key competitive factors affecting the success of Eversense are likely to be: the accuracy, sensor duration, safety, convenience and price of treatment; the availability of coverage and reimbursement from government and other third-party payors; effective sales, marketing and distribution; brand awareness and acceptance by healthcare providers and people with diabetes; customer service and support and comprehensive education for people with diabetes and their healthcare providers; and rapid product innovation, including insulin pump integration.

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

Patents

As of December 31, 2016, we held a total of approximately 230 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 42 issued United States patents, 187 patents issued in countries outside the United States and 123 pending patent applications worldwide. Our patents expire between 2015 and 2030, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2020 to 2035.

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

Regulation by the FDA

The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification and adherence to the FDA's QSR, which cover manufacturers' methods and documentation of the design, testing, production, quality assurance, labeling, packaging, sterilization, storage and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls, may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, and the requirement of compliance with substantially all of the QSR. However, a PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are "not substantially equivalent" either to a device previously cleared through the 510(k) process or to a "preamendment" Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete. Eversense is a Class III device, which is how other currently available CGM systems are also classified by the FDA. Unless an exemption applies, each new or significantly modified CGM system we seek to commercially distribute in the United States will require either 510(k) clearance or approval from the FDA through the PMA process. Both the 510(k) clearance and PMA processes can be expensive, lengthy and require payment of significant user fees.

We filed our PMA application for the Eversense system in October 2016. A PMA application must be supported by valid scientific evidence that typically includes extensive technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information.

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

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Noncompliance with the federal anti-kickback legislation could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and significant civil and criminal penalties.

Federal law also includes a provision commonly known as the "Stark Law," which prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. We believe that we have structured our provider arrangements to comply with current fraud and abuse law requirements.

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

Federal False Claims Act & HIPAA

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

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and a false claims act, some of which apply regardless of source of payment and do not have the same exceptions as the federal laws. We believe that we are in conformance to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

Employees

As of December 31, 2016, we had 58 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

We currently operate in a single business segment, glucose monitoring systems.  See “Note 3—Summary of Significant Accounting Policies—Segment Information” to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

Our principal executive offices are located at 20451 Seneca Meadows Parkway, Germantown, Maryland 20876-7005 and our telephone number is (301) 515-7260. Our common stock is listed on the NYSE-MKT under the symbol “SENS.”

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

Since our inception, we have incurred significant net losses, including net losses of $43.9 million, $29.9 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $204.7 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in Europe.

To implement our business strategy we need to, among other things, gain regulatory approval in the United States and other regions where we intend to sell our products, expand our commercial launch in Europe, establish our sales and marketing infrastructure to initiate sales of our products in the United States and develop future generations of Eversense. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product offerings or continue our operations.

We have limited commercialization experience in Europe and our products are not yet approved for sale in the United States. If we are unable to successfully receive regulatory approval for and commercialize Eversense in the United States, or if we experience significant delays in doing so, our business will be harmed.

We have no products that are approved for commercial sale in the United States and have limited commercialization experience in Europe. We have invested substantially all of our efforts and financial resources to the development of Eversense. Our ability to generate revenue from our products will depend heavily on their successful regulatory approval and commercialization of products in the United States, expanded commercialization of products in Europe and on continuing development of future generations of our Eversense system. The success of any products that we develop will depend on several factors, including:

•	receipt of timely marketing approvals from applicable regulatory authorities;
•	our ability to procure and maintain suppliers and manufacturers of the components of Eversense and future versions of Eversense;
•	launching U.S. commercial sales of Eversense, if approved for marketing;
•	market acceptance of Eversense by people with diabetes, the medical community and third-party payors;
•	our ability to obtain adequate coverage and reimbursement for Eversense and the related insertion and removal procedures;
•	our success in educating healthcare providers and people with diabetes about the benefits, administration and use of Eversense and future versions of Eversense;
•	the prevalence and severity of adverse events experienced with Eversense and future versions of Eversense;
•	the perceived advantages, cost, safety, convenience and accuracy of alternative diabetes management therapies;

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for Eversense and otherwise protecting our rights in our intellectual property portfolio;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices; and
•	maintaining a continued acceptable accuracy, safety, duration and convenience profile of Eversense.

Whether regulatory approval will be granted in the U.S. is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Eversense's success in clinical trials will not guarantee regulatory approval. The FDA, or other comparable foreign regulatory authorities, may require that we conduct additional clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will grant us approval. If the FDA, or other comparable foreign regulatory authorities, require additional clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA, or other comparable foreign regulatory authorities, may not consider sufficient any additional required clinical trials, data or information that we perform and complete or generate.

In cases where we are successful in obtaining regulatory approval to market one or more of our products, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of people with diabetes we target is not as significant as we estimate or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products.

Approval or clearance in the United States by the FDA or by a regulatory agency in another country does not guarantee approval by the regulatory authorities in other countries or jurisdictions or ensure approval for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. It is possible that Eversense will never obtain regulatory approval in the United States, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these approvals in a timely manner or at all, we could experience significant delays or an inability to fully commercialize Eversense and achieve profitability.

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

Our current business strategy is highly dependent on launching Eversense into commercial markets and achieving and maintaining market acceptance. In order for us to sell Eversense to people with diabetes, we must convince them, their caregivers and healthcare providers that Eversense is an attractive alternative to competitive products for the monitoring of glucose levels, including SMBG, as well as other competitive CGM systems and alternatives to CGM methodologies. Market acceptance and adoption of Eversense depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of Eversense as compared to competitive products.

Achieving and maintaining market acceptance of Eversense could be negatively impacted by many factors, including:

•	the failure of Eversense to achieve wide acceptance among people with diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;
•	lack of evidence supporting the accuracy, duration, safety, ease-of-use or other perceived benefits of Eversense over competitive products or other currently available diabetes management therapies;
•	perceived risks associated with the use of Eversense or similar products or technologies generally;
•	the introduction of competitive products and the rate of acceptance of those products as compared to Eversense;
•	adverse results of clinical trials relating to Eversense or similar competitive products; and
•	loss of regulatory approval for Eversense, adverse publicity or other adverse events including any product liability lawsuits.

In addition, Eversense may be perceived by people with diabetes, their caregivers or healthcare providers to be more complicated or less effective than traditional monitoring methodologies, including SMBG, and people may be unwilling to change their current regimens.

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing Eversense or future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability to:

•	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
•	develop and introduce future generations of Eversense in a timely manner;
•	offer products at a price that is competitive with other products then available;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
•	obtain adequate coverage and reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and
•

obtain the necessary regulatory approvals for Eversense and future versions of Eversense. For example, a future product enhancement involves on-demand, swipe measurement technology that would permit people with diabetes to perform real-time, single glucose readings by swiping their smartphone over our sensor. We do not believe that such technology would require cGMP-compliant manufacturing for smartphones used for these real-time readings. However, if regulatory authorities were to disagree, this would adversely impact our ability to commercialize that product enhancement.

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

We plan to derive nearly all of our revenue from sales of Eversense in Europe and, if approved, the United States and expect to do so for the next several years. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers' services. As a result, access to adequate coverage and reimbursement for Eversense by third-party payors is essential to the acceptance of our products by people with diabetes. Similarly, healthcare providers may choose not to order a product unless third-party payors pay a substantial portion of the product. Coverage determinations and reimbursement levels of both our products and the healthcare provider's performance of the insertion and removal procedures are critical to the commercial success of our product, and if we are not able to secure positive coverage determinations and reimbursement levels for our products or the insertion and removal procedures, our business would be materially adversely affected.

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

Private insurance companies and other private, third-party payors set payor-specific reimbursement policies. The extent of coverage and the rate of reimbursement varies on a payor-by-payor basis. As of December 31, 2016, most of the largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. These policies include varied coverage requirements regarding patient condition and characteristics. Many of these coverage policies reimburse for CGM systems under durable medical equipment benefits, which are restrictive in nature and require the healthcare provider or supplier to comply with extensive documentation and other requirements. In addition, those third-party payors that cover CGM products may and have included limitations as to the patient conditions and characteristics eligible for coverage and may adopt different coverage and reimbursement policies for our products, which could also diminish payments for Eversense. It is possible that some third-party payors will not offer any coverage for our products.

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

Another key element of our business strategy is utilizing market research to understand how people with diabetes are seeking to improve their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed Eversense. However, our market research is based on interviews, focus groups and online surveys involving people with intensively managed diabetes, their caregivers and healthcare providers that represent only a small percentage of the overall intensively managed diabetes market. As a result, the attributes we incorporated into the Eversense system may not be reflective of what is desired by the various constituents in the diabetes market. Consequently our estimates of our future market share and penetration may not be accurate and our sales may be less than estimated.

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

In addition to CGM providers, we will also compete with providers of traditional SMBG systems. Four companies currently account for substantially all of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; Abbott; and Bayer Diabetes Care, which has agreed to merge with Panasonic Healthcare Holdings. We may also compete with companies, including Roche Diagnostics and Abbott, developing non-invasive CGM products. For example, Abbott has commercialized, in Europe, its FreeStyle Libre Flash Glucose Monitoring System, which eliminates the need for routine fingersticks by reading glucose levels through a transcutaneous sensor that can be worn for up to 14 days. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

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

Because of the size of the diabetes market, we anticipate that companies will continue to dedicate significant resources to developing competitive products. The frequent introduction by competitors of products that are, or claim to be, superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products. If a competitor develops a product that competes with or is perceived to be superior to Eversense, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our expectations, either of which would harm our business, financial condition and operating results.

The size and future growth in the market for CGM systems and CGM-related products has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for CGM systems and CGM-related products, including the number of people currently managing their diabetes with insulin who may benefit from and be amenable to using Eversense, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using CGM systems and our belief that the incidence of diabetes in the United States and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for CGM systems and CGM related products and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of diabetes, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our CGM systems may prove to be incorrect. If the actual number of people with diabetes who would benefit from Eversense and the size and future growth in the market for Eversense is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

Our distribution agreements with Rubin and Roche to market Eversense may not be successful.

We have entered into a distribution agreement with Rubin to market Eversense in Sweden, Norway and Denmark and a distribution agreement with Roche to market Eversense in the rest of Europe, the Middle East and Africa (EMEA), excluding Scandinavia, Finland and Israel. Under these agreements, Rubin and Roche will generally be responsible for the promotion, sale and distribution of Eversense in the specified countries at such prices as they determine in their sole discretion. Although Rubin and Roche have the exclusive right to distribute Eversense in the covered countries, the agreements do not require Rubin or Roche to sell our products exclusively, and therefore, Rubin and Roche are free to sell products of our competitors. Because we only recently received regulatory approval, we are not yet able to fully assess Rubin's and Roche’s performance in distributing Eversense in the covered countries, and it may take an extended period of time for us to accurately assess their performance under the agreements. Additionally, because the agreements with Rubin and Roche are exclusive, we will have limited ability to terminate the agreements or to contract with any other distributor for Europe, the Middle East and Africa, and therefore we may be entirely dependent on Rubin and Roche for sales in these countries. If Rubin or Roche fails to perform satisfactorily under the agreements, our ability to commercialize in these territories could be adversely affected.

If we are unable to establish a sales and marketing infrastructure, we may not be successful in commercializing Eversense in the United States, even if we receive regulatory approval.

We have not yet commercialized Eversense in the United States. To achieve commercial success in the United States for Eversense, we will need to establish and expand our sales and marketing infrastructure to drive adoption of our products, and we plan to include a team of diabetes educators that will train healthcare providers and people with diabetes on the use of Eversense. We expect that we will face significant challenges as we recruit and subsequently grow our sales and marketing infrastructure. If we are unable to attract and retain sufficient, and skilled, sales and marketing representatives, our sales could be adversely affected. If one of our sales or marketing representatives were to depart and be retained by one of our competitors, they could help competitors solicit business from our existing customers, which could further harm our sales. In addition, if our sales and marketing representatives or diabetes educators fail to achieve their objectives or if we are not able to recruit and retain a network of diabetes educators, we may not be able to successfully train healthcare providers and people with diabetes on the use of Eversense, which could delay new sales and harm our reputation.

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

We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

To date, we have launched Eversense in Europe through distributors but have not yet commercialized Eversense in the United States. Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

•	obtain regulatory clearance or approval to commercialize our products;
•	perform clinical trials with respect to Eversense or future versions of Eversense;
•	implement and execute our business strategy;
•	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
•	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
•	manage expanding operations;
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

Due to our limited operating history as a commercial-stage company, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that may face our business. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.

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

We rely on third-party suppliers to supply and manufacture the components of our Eversense system. For our business strategy to be successful, our suppliers must be able to provide us with components and Eversense systems in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Future increases in sales of Eversense, whether expected or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components and Eversense systems in a manner that meets these various requirements.

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

Based on our experience, complications from use of Eversense may include sensor errors, sensor failures, lodged sensors or skin irritation under the adhesive dressing of the transmitter. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated side-effects result from the use of Eversense or future versions of Eversense, we could be subject to liability and our systems would not be widely adopted. Additionally, we have limited clinical experience with repeated use of our CGM system in the same patient or the same insertion site. We cannot assure you that long-term use would not result in unanticipated complications, even after the device is removed.

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

While we currently maintain product liability insurance covering claims up to $10.0 million per incident we cannot assure you that such insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing such insurance coverage in the future.

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

We intend to increase our operating expenses substantially in connection with the expanded launch of Eversense, establishment of our sales and marketing infrastructure, our ongoing research and development activities, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our financial performance and operating results will be adversely affected.

Our future capital needs are uncertain and we may need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report.

At the time that the audit of our consolidated financial statements for the year ended December 31, 2016 was completed, we did not have sufficient cash to fund our operations through December 31, 2017 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. At December 31, 2016, we had approximately $20.3 million in cash and cash equivalents and marketable securities, and we have insufficient committed sources of additional capital to fund our operations as described in this Annual Report for more than a limited period of time. We believe our existing cash and cash equivalents, together with potential borrowings under our credit facility with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, if we are able to meet the milestone conditions for such borrowings, will be sufficient to fund our operations through the third quarter of 2017. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

If we are unable to raise additional capital, we may not be able to establish and expand our sales and marketing infrastructure, enhance Eversense or future versions of Eversense, take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Moreover, we may be unable to meet our obligations under the Loan and Security Agreement or other agreements, which could result in an acceleration of our obligation to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Any of these events could adversely affect our ability to achieve our strategic objectives, which could negatively effect on our business, financial condition and operating results.

Our operating results may fluctuate significantly from quarter to quarter or year to year.

We have limited operating history as a commercial-stage company and we anticipate that there will be meaningful variability in our operating results among years and quarters, as well as within each year and quarter. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

•	regulatory clearance or approvals affecting our products or those of our competitors;
•	our ability to increase sales of Eversense and to commercialize and sell our future products, and the number of our products sold in each quarter;
•	our ability to establish and grow an effective sales and marketing infrastructure and third-party distribution network;
•	acceptance of our products by people with diabetes, their caregivers, healthcare providers and third-party payors;
•	the pricing of our products and competitive products, and the effect of third-party coverage and reimbursement policies;
•	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
•	interruption in the manufacturing or distribution of our products;
•	seasonality and other factors affecting the timing of purchases of Eversense;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	results of clinical research and trials on our products in development;
•	the ability of our suppliers to timely provide us with an adequate supply of components and CGM systems that meet our requirements; and
•	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our term loan with Oxford and SVB. In addition, although we potentially have the ability to borrow additional funds under the Amended and Restated Loan and Security Agreement, we may be unable to borrow those additional funds or we may be unable to generate sufficient cash to service any additional indebtedness that we do incur.

In June 2016, we issued secured Notes to Oxford and SVB, or the Lenders, in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. In November 2016, we borrowed an additional $5 million upon the achievement of certain milestones.  Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of December 31, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

In addition, pursuant to the Amended and Restated Loan and Security Agreement, we may also have the ability to borrow up to an aggregate of an additional $10 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. We will not be able to borrow the additional $10 million under the Amended and Restated Loan and Security Agreement if we do not achieve the specified milestones.

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

While we have completed our pivotal trials in Europe and the United States for our first generation Eversense system, we anticipate that we will need to conduct future clinical trials in order to expand into the pediatric space and to introduce new versions of our system. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, R. Don Elsey, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, Mirasol Panlilio, our Vice President, Global Sales and Marketing, and Lynne Kelley, our Chief Medical Officer, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain "key person" insurance for any of our executives or employees.

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

As of December 31, 2016, we had 58 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, regulatory affairs and sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2016, we held a total of approximately 230 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 42 issued United States patents, 187 patents issued in countries outside the United States, and 123 pending patent applications worldwide. Our patents expire between 2015 and 2030, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2020 to 2035. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, Israel, Australia and other countries and regions throughout the world. We also have 12 pending U.S. trademark applications and eight pending foreign trademark applications, as well as four foreign trademark registrations.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we intend to train our marketing and direct sales force to not promote our products for uses outside of their cleared uses and our policy will be to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

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

Currently marketed CGM systems, are intended as adjunctive to SMBG, which means that the devices (including Eversense) are not intended to provide definitive data regarding a patient's blood glucose levels for purposes of self-medication with insulin. Rather, patients are instructed to obtain confirmation of blood glucose levels, by means of a real-time test-strip reading using blood obtained by means of a fingerstick, prior to administering insulin. The CGM manufacturer has no control over whether patients adhere to labeling instructions and confirm blood glucose levels prior to administering insulin. If a patient fails to do so and has an adverse reaction to self-medication, the patient might make a claim against the CGM manufacturer. While we do not believe that, as a general matter, such a claim would have merit, the possibility of an adverse result to the manufacturer cannot be dismissed, and in any event the manufacturer could incur significant defense costs. Also, if there should be widespread off-label use of CGMs by patients, and resulting adverse medical events, the FDA or other regulatory bodies might require CGM manufacturers, including us, if we commercialize Eversense, to implement additional measures to reduce off-label use, which could be costly or reduce adoption of CGMs.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to the Loan and Security Agreement with Oxford and SVB, we are precluded from paying any cash dividends. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors is elected each year;
•	stockholders are not entitled to remove directors other than by a 662/3% vote and only for cause;
•	stockholders are not permitted to take actions by written consent;
•	stockholders are not permitted to call a special meeting of stockholders; and
•	stockholders are required to give advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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

We may be unable to utilize our federal net operating loss carryforwards to reduce our income taxes.

As of December 31, 2016, we had federal and state net operating loss, or NOL, carryforwards of $143.1 million, which, if not utilized, will begin to expire at various dates starting in 2018. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE-MKT. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to maintain proper and effective internal controls in the future, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE-MKT, the SEC or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of leased office space in Germantown, Maryland pursuant to a lease that expires in 2023. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NYSE-MKT on March 18, 2016 under the symbol “SENS.” Beginning on December 23, 2015 through March 17, 2016 our common stock qualified for quotation on the electronic marketplace operated by OTC Markets Group, Inc. under the symbol "SENH." The following table sets forth for the periods indicate the high and low bid prices of our common stock on the electronic marketplace operated by OTC Markets Group, Inc. and the NYSE-MKT. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2017
First Quarter (through February 22, 2017)	$2.92	$2.28

Year Ended December 31, 2016
First Quarter	$3.45	$2.53
Second Quarter	4.05	2.80
Third Quarter	4.24	3.00
Fourth Quarter	3.90	2.17

Year Ended December 31, 2015
Fourth Quarter (from December 23, 2015)	$3.50	$3.25

On February 22, 2017, the last reported bid price for our common stock was $2.32 per share.

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

Stockholders

As of February 22, 2017, we had 93,955,527 shares of common stock outstanding held by 165 holders of record.

Performance Graph

The following graph compares the performance of our common stock since March 18, 2016, the date of which our common stock commenced trading on the NYSE-MKT, with the NASDAQ Composite Index and the NASDAQ Healthcare Index. The comparison assumes a $100 investment on March 18, 2016 in our common stock, the stocks comprising the NASDAQ Composite Index and the NASDAQ Healthcare Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

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

Recent Sales of Unregistered Securities

In December 2016, we issued 1,768 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

Item 6. Selected Consolidated Financial Data

The following selected financial data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The following balance sheet data as of December 31, 2014 is derived from our audited consolidated financial statements not included in this Annual Report.  Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$332	$38	$—
Cost of sales	660	—	—
Gross profit	(328)	38	—
Expenses:
Sales and marketing expenses	2,736	792	95
Research and development expenses	26,347	18,251	12,881
General and administrative expenses	13,022	9,807	5,726
Operating loss	(42,433)	(28,812)	(18,702)
Other income (expense), net:
Interest income	80	9	—
Interest expense	(1,602)	(1,100)	(191)
Other income	25	26	8
Net loss	(43,930)	(29,877)	(18,885)
			—
Deemed dividend as a result of Series E preferred stock beneficial conversion feature	—	(407)	—
Net loss available to common stockholders	$(43,930)	$(30,284)	$(18,885)

Basic and diluted net loss per common share	$(0.49)	$(4.32)	$(9.89)
Basic and diluted weighted-average shares outstanding	89,243,853	7,002,317	1,908,587

	December 31,
	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,047	$3,939	$18,923
Working capital	9,806	(2,371)	17,593
Marketable securities	7,291	—	—
Total assets	22,271	5,423	19,995
Notes payable, net of discount, including current portion	19,066	9,819	9,815
Total liabilities	27,148	15,120	12,082
Additional paid-in capital	199,751	151,019	138,673
Accumulated deficit	(204,722)	(160,792)	(130,915)
Total stockholders’ deficit	(4,877)	(9,697)	(7,913)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

We are a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our first generation continuous glucose monitoring, or CGM, system, Eversense, is a reliable, long‑term, implantable CGM system that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 days, as compared to five to seven days for currently available CGM systems. We believe Eversense will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems.

Corporate History

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. On May 10, 2016, we received regulatory approval to commercialize Eversense in Europe. In June 2016, we made our first product shipment of Eversense through our distribution agreement with Rubin Medical, or Rubin. In September 2016, we made our first product shipment of Eversense through our distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche. Since our inception, we have funded our activities primarily through equity and debt financings.

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

On June 30, 2016 we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, to potentially borrow up to an aggregate principal amount of $30.0 million. Under the terms of the agreement, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. On November 22, 2016, we borrowed an additional $5 million upon achieving certain milestones. The agreement also permits us to borrow up to an additional $10 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. The agreement provides for monthly payments of interest only for a period of 12 months, followed by an amortization period of 36 months. However, if we satisfy certain milestones and borrow an additional $5 million under the agreement, the interest only period will be extended by an additional six months and the amortization period will be 30 months.

We have never been profitable and our net losses were $43.9 million, $29.9 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, our accumulated deficit totaled $204.7 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Commercialization of Eversense

In July 2015, we applied for, and in May 2016, we received our CE mark, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post market surveillance activities. In June 2016, we commenced commercialization of Eversense in Sweden and in December 2016 we commenced commercialization of Eversense in Norway through our distribution agreement with Rubin, which also has the right to distribute Eversense in Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

In May 2016, we entered into a distribution agreement with Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands.  In November 2016, we entered into an amendment to the distribution agreement granting Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel. Roche is a pioneer in the development of blood glucose monitoring systems and a global leader for diabetes management systems and services. We began distributing Eversense through Roche in Germany in September 2016 and in Italy and the Netherlands in the fourth quarter of 2016.

United States Development of Eversense

We recently completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States. We expect that the PMA process could take between six and 18 months. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of Eversense. Following PMA approval, we intend to pursue a Category I CPT code.

We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio and seek regulatory approvals in other jurisdictions. Furthermore, we have begun to incur, and expect to continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We may need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Eversense and future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the year ended December 31, 2016, we generated product revenue from sales of the Eversense system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense in additional European countries throughout 2017. We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2017 and into 2018. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Cost of Sales

We utilize contract manufacturers to produce Eversense. Cost of sales consists primarily of the components of Eversense and assembly, as well as reserves for warranty costs. Other cost of sales includes distribution-related expenses such as logistics and shipping costs of the Eversense product to Roche and Rubin for distribution in various regions in Europe. We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to spread our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

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

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2016, 2015 and 2014.

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Clinical development	$4,242	$4,145	$1,940
Contract R&D and consulting	8,071	3,158	1,631
Contract fabrication and manufacturing	5,536	4,796	3,518
Personnel related	6,491	4,525	4,178
Other R&D expenses	2,007	1,627	1,614
Total R&D expenses	$26,347	$18,251	$12,881

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

Our general and administrative expenses have increased, and we expect them to continue to increase in the future, as a result of operating as a public company. These increases include increased costs related to the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with NYSE-MKT listing rules and SEC requirements, insurance, and investor relations costs. These expenses may further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt.

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of interest expense on the secured notes, or the Notes, we issued to Oxford in connection with our original Loan and Security Agreement in July and December 2014 and the Notes we issued to Oxford and SVB in connection with our Amended and Restated Loan and Security Agreement in June and November 2016. We refer to Oxford and SVB together as the Lenders. This interest expense primarily consists of (i) contractual interest on the Notes, (ii) amortization of debt discount related to warrants, or the warrants, that we issued to the Lenders in connection with the Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to the Lenders at maturity of the Notes.

Other income (expense) for the year ended December  31, 2016 primarily includes the change in the fair value of the warrant liability during the particular period, which results from the marking to market at the end of every reporting period of the fair value of the warrant liability related to warrants issued to Oxford. In December 2015, in connection with the Acquisition, the warrants were amended. As a result, the warrants were reclassified from a liability to equity and are no longer be marked to market and, therefore, do not impact other income (expense) in future periods.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,		Period-to-
	2016	2015	Period Change
	(in thousands)
Revenue	$332	$38	$294
Cost of sales	660	—	660
Gross profit	(328)	38	(366)

Expenses:
Sales and marketing expenses	2,736	792	1,944
Research and development expenses	26,347	18,251	8,096
General and administrative expenses	13,022	9,807	3,215
Operating loss	(42,433)	(28,812)	(13,621)
Other income (expense), net:
Interest expense, net	(1,522)	(1,091)	(431)
Other income	25	26	(1)
Total other expense, net	(1,497)	(1,065)	(432)
Net loss	$(43,930)	$(29,877)	$(14,053)

Revenue

Revenue for the year ended December 31, 2016 was $0.3 million. This revenue consisted of product sales of Eversense through our distributor partners Rubin and Roche in Europe. Revenue for the year ended December 31, 2015 was $38,000. This revenue consisted of grant revenue for delivery of sensors for a National Health Institute grant from the University of California Santa Barbara, which we do not expect this to be a meaningful source of revenue in the future.

Cost of sales

Our cost of sales was $0.7 million for the year ended December 31, 2016, resulting from the manufacturing and distribution of shipments of Eversense to Roche and Rubin for distribution in Europe. We did not have any cost of sales during the year ended December 31, 2015.

Gross profit was $(0.3) million for the year ended December 31, 2016. Gross profit as a percentage of revenue, or gross margin, was (101)% for the year ended December 31, 2016.

Sales and marketing expenses

Sales and marketing expenses were $2.7 million for the year ended December 31, 2016, compared to $0.8 million for the year ended December 31, 2015, an increase of $1.9 million. The increase was primarily due to an increase in personnel-related expenses of $1.7 million and an increase of $0.2 million of other expenses to support the launch of Eversense in Europe.

Research and development expenses

Research and development expenses were $26.3 million for the year ended December 31, 2016, compared to $18.3 million for the year ended December 31, 2015, an increase of $8.0 million. The increase was primarily due to an increase in contract research and development and consulting expenses for future versions of Eversense of $5.0 million, a $2.0 million increase in personnel-related expenses, a $0.6 million increase in contract fabrication and process development expenses and a $0.4 million increase in other research and development expenses.

General and administrative expenses

General and administrative expenses were $13.0 million for the year ended December 31, 2016, compared to $9.8 million for the year ended December 31, 2015, an increase of $3.2 million. The increase was primarily due to an increase in personnel-related expenses of $2.3 million, in part to support our operations as a public company, and an increase of $0.9 million in facilities expenses related to our expansion.

Total other expense, net

Total other expense, net, for the year ended December 31, 2016 and 2015 was $1.5 million and $1.1 million, respectively, consisting primarily of interest expense on the Oxford and SVB notes.

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31,		Period-to-
	2015	2014	Period Change
	(in thousands)
Revenue	$38	$—	$38

Expenses:
Sales and marketing expense	792	95	697
Research and development expenses	18,251	12,881	5,370
General and administrative expenses	9,807	5,726	4,081
Operating loss	(28,812)	(18,702)	(10,110)
Other income (expense):
Interest expense, net	(1,091)	(191)	(900)
Other income	26	8	18
Total other expense, net	(1,065)	(183)	(882)
Net loss	$(29,877)	$(18,885)	$(10,992)

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

Administrative expenses

Administrative expenses were $9.8 million for the year ended December 31, 2015, compared to $5.7 million for the year ended December 31, 2014, an increase of $4.1 million. The increase was primarily due to an increase in legal and accounting expenses of $2.4 million, an increase in personnel-related expenses of $1.2 million and an increase of $0.4 million of other expenses.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $43.9 million, $29.9 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $204.7 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of December 31, 2016, we had cash and cash equivalents and marketable securities of $20.3 million. Under the terms of the Amended and Restated Loan and Security Agreement with Oxford and SVB, we may borrow up to an aggregate principal amount of $30.0 million. Under this debt facility, we initially borrowed an aggregate of $15 million from the Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In November 2016, we borrowed an additional $5 million from the Oxford and SVB upon achieving certain milestones. The agreement provides for monthly payments of interest only for a period of 12 months, followed by an amortization period of 36 months. However, if we satisfy certain milestones and borrow an additional $5 million under the agreement, the interest only period will be extended by an additional six months and the amortization period will be 30 months.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2017 and beyond. Upon the completion of the audit of our consolidated financial statements for the year ended December 31, 2016, we did not have sufficient cash to fund our operations beyond the third quarter of 2017 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. The financial information throughout this Annual Report and the consolidated financial statements included elsewhere in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We expect our existing capital resources as of December 31, 2016 will enable us to fund our operations through the third quarter of 2017. We have based this estimate on assumptions, including that we will meet the conditions to borrow the Tranche 3 Term Loan, as defined below, by completing the first commercial sale of our second-generation transmitter in the European Union on or before April 30, 2017, and that we will meet the conditions to borrow the Tranche 4 Term Loan, as defined below, by receiving PMA approval from the FDA for Eversense, and achieving a trailing six-month revenue for the applicable period of measurement of at least $4.0 million, on or before September 30, 2017.

Indebtedness

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with the Lenders. Pursuant to the Amended and Restated Loan and Security Agreement, we may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million, or the Tranche 1 Term Loan; $5.0 million, or the Tranche 2 Term Loan; $5.0 million, or the Tranche 3 Term Loan; and $5.0 million, or the Tranche 4 Term Loan.  We refer to each of the tranches as a Term Loan, and collectively, the Term Loans. The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, we issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million, or the Notes, on June 30, 2016. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. On November 22, 2016, the funding conditions for the Tranche 2 Term Loan were satisfied; therefore we issued secured notes to the Lenders for aggregate gross proceeds of $5.0 million. We may borrow the Tranche 3 Term Loan on or before April 30, 2017 if complete the first commercial sale of our second-generation transmitter in the European Union. We may borrow the Tranche 4 Term Loan on or before December 31, 2017 if we borrow the Tranche 2 and Tranche 3 Term Loans, receive PMA approval from the FDA for Eversense, and achieve trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020, or the Maturity Date.

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only. After twelve months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 36 months. However, if we borrow the Tranche 3 Term Loan, the interest-only period will be extended by an additional six months, and the amortization period will be shortened to 30 months.

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

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to the Lenders 10‑year stock purchase warrants to purchase an aggregate of 116,581 and 63,025 shares of common stock with an exercise price of $3.86 and $2.38 per share, respectively.

The Notes are collateralized by all of our consolidated assets other than our intellectual property. The Notes also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $421,840, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

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

On December 7, 2015, we entered into a Note Purchase Agreement with Energy Capital pursuant to which we were entitled to borrow an aggregate principal amount of up to $10.0 million, or the Energy Capital note, subject to the conditions specified in the Note Purchase Agreement. During the year ended December  31, 2016, we borrowed an aggregate of $2.5 million from Energy Capital. We repaid these borrowings in full with a portion of the proceeds of the Offering prior to December  31, 2016, and the Note Purchase Agreement was terminated.

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

We believe our existing cash and cash equivalents, together with potential borrowings under our credit facility with Oxford and SVB,  if we are able to meet the milestone conditions for such borrowings, will be sufficient to fund our operating expenses through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(38,016)	$(25,465)	$(19,270)
Net cash used in investing activities	(7,770)	(202)	(29)
Net cash provided by financing activities	54,894	10,683	29,976
Net increase (decrease) in cash and cash equivalents	$9,108	$(14,984)	$10,677

Net cash used in operating activities

Net cash used in operating activities was $38.0 million for the year ended December 31, 2016, and consisted primarily of a net loss of $43.9 million, partially offset by stock-based compensation expense of $2.4 million, other non-cash expenses of $0.7 million, and a net change in assets and liabilities of $2.7 million (consisting primarily of an increase in accounts payable and accrued expenses of $2.7 million and a decrease in prepaid expenses, deposits and other assets of $0.7 million, net of an increase in inventory of $0.5 million and an increase in accounts receivable of $0.2 million).

Net cash used in operating activities was $25.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $29.9 million, partially offset by a net change in assets and liabilities of $2.8 million (consisting primarily of an increase in accounts payable and accrued expenses of $3.2 million, partially offset by an increase in prepaid expenses, deposits and other assets of $0.4 million), stock‑based compensation expense of $1.4 million and depreciation expense of $0.1 million.

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

Net cash used in investing activities

Net cash used in investing activities was $7.8 million for the year ended December 31, 2016, and consisted of $7.3 million for the purchase of marketable securities and $0.5 million of capital expenditures for laboratory equipment.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2015, and consisted entirely of capital expenditures for laboratory equipment.

Net cash used in investing activities was $29,000 for the year ended December 31, 2014, and consisted entirely of capital expenditures for laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $54.9 million for the year ended December 31, 2016, and consisted primarily of the net proceeds of $45.7 million from our public offering of common stock, the net proceeds of $9.0 million from the issuance of the Oxford and SVB note, and $0.2 million from the exercise of stock options.

Net cash provided by financing activities was $10.7 million for the year ended December 31, 2015, and consisted primarily of the net proceeds of $10.7 million from our issuance of Series E convertible preferred stock.

Net cash provided by financing activities was $30.0 million for the year ended December 31, 2014, and consisted primarily of the net proceeds of $20.1 million from our issuance of Series D convertible preferred stock, and the net proceeds of $9.9 million from the issuance of promissory notes to Oxford.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016.

	Payment due by period
					After
Contractual Obligations	Total	2017	2018-2019	2020-2021	2021
	(in thousands)
Operating lease obligations	$4,053	$608	$1,218	$1,277	$950
Payments under corporate development agreement(1)	2,259	970	381	908	—
Principal payments under Notes(2)	20,000	3,889	13,333	2,778	—
Interest payments under Notes(2)	2,854	1,387	1,416	51	—
Total contractual obligations	$29,166	$6,854	$16,348	$5,014	$950

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application‑specific integrated circuits, which are subcomponents of the sensors used in Eversense.

(2)

Represents the principal and interest payment schedule for the $20.0 million principal amount of the Oxford and SVB notes that were outstanding as of December 31, 2016, assuming that we do not launch our second generation transmitter and borrow an additional $5 million under the credit facility by April 30, 2017, in which case, principal payments will begin on July 1, 2017. In the event we do launch our second generation transmitter and borrow an additional $5 million under the credit facility by April 30, 2017, the principal payments will begin on January 1, 2018. In such event, the schedule for principal payments on the Oxford and SVB notes will be as follows (in thousands): $0 in 2017; $20,690 in 2018-2019; and $4,310 in 2020-2021, and the schedule for interest payments on the Oxford notes will be as follows: $1,734 in 2017; $2,198 in 2018-2019 and $78 in 2020-2021. For additional information, see “—Liquidity and Capital Resources—Indebtedness.”

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

Revenue Recognition

Revenue is generated from sales of sensor kits, transmitter kits, and related supplies under agreements for research and third-party distributors that resell the product to customers. We are paid for our sales directly by third-party distributors, regardless of whether or not the distributors resell the products to their customers.

We recognize product sales revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the price is fixed or determinable; and
•	collectability is reasonably assured.

We offer no rights of return and have no significant post-delivery obligations and, therefore, the above criteria are generally met as products are shipped to, or received by, third-party distributors.

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

Options to purchase 2,464,011 shares and 1,540,612 shares were granted during the years ended December 31, 2016 and 2015, respectively.

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

The amount of stock‑based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures. Pre-vesting forfeitures are based on our historical experience for the years ended December 31, 2016 and 2015 and have not been material. Ultimately, the actual expense recognized over the vesting period will only represent those options that vest.

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

Certain of these costs, such as costs associated with our clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. We account for the expenses under these agreements according to the progress of the trial or study, as measured by patient enrollment and progression and the timing of various aspects of the trial or study. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of the applicable clinical trials or feasibility studies. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued expenses, as the case may be. During the course of a clinical trial or feasibility study, we adjust the rate of clinical trial expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at the time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. As of December 31, 2016, we had not made any material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status of our clinical trials.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. We do not intend to adopt the guidance early. We currently expect that the adoption of this guidance likely will change the way we recognize revenue generated under customer contracts. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the reporting periods ending December 15, 2016 and for annual periods and interim periods thereafter. We adopted the guidance and have included expanded discussions on going concern.

In April 2015, the FASB issued accounting guidance requiring that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard is effective for reporting periods beginning after December 15, 2015. We adopted this guidance and the debt on our consolidated balance sheets is disclosed net of issuance costs.

In April 2015, the FASB issued accounting guidance related to Internal‑Use Software specifically for the Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for reporting periods beginning after December 15, 2015. An entity can elect to adopt the amendments either 1) prospectively for all arrangements entered into or materially modified after the effective date or 2) retrospectively. We decided to adopt the standards prospectively and will be accounting for the new cloud arrangements in accordance with the new standards. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. We adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We currently expect that the adoption of this guidance likely will change the way we account for our operating leases and likely will result in recording the future benefits of those leases and the related minimum lease payments on our balance sheet. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated statements of cash flows.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We currently expect that the adoption of this guidance likely will change the way we assess the collectibility of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. We adopted this guidance as of January 1, 2017. From January 1, 2017 onward, in accordance with the new guidance, no excess tax benefits or tax deficiencies will be recognized in additional paid-in capital. Our existing additional paid-in capital pool balance at December 31, 2016 is $204.7 million. We will account for forfeitures as they occur, rather than using an estimated forfeiture rate. We estimate that this change in accounting will not result in an adjustment to retained earnings as of January 1, 2017. We will also present the impact of classifying excess tax benefits as an operating activity in the Statement of Cash Flows on a prospective basis and prior periods will not be adjusted. The adoption of the remaining amendments is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. We adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods will be presented under this guidance. The adoption of this new guidance will have no impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, 2015 and 2014, we had cash and cash equivalents of $13.0 million, $3.9 million and $18.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Oxford notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Senseonics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senseonics Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Senseonics Holdings, Inc.:

In our opinion, the statements of operations, of changes in stockholders' equity and of cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Senseonics Holdings, Inc. (the Company) for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

July 10, 2015, except for note 1 as to which the date is January 13, 2016

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$13,047	$3,939
Marketable securities	7,291	—
Accounts receivable	251	—
Inventory	477	—
Prepaid expenses and other current assets	365	1,025
Total current assets	21,431	4,964

Deposits and other assets	105	148
Property and equipment, net	735	311
Total assets	$22,271	$5,423

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,070	$1,252
Accrued expenses and other current liabilities	4,666	3,694
Note payable, current portion	3,889	2,389
Total current liabilities	11,625	7,335

Note payable, net of discount	15,177	7,430
Accrued interest	273	327
Other liabilities	73	28
Total liabilities	27,148	15,120

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 93,569,642 and 75,760,061 shares issued and outstanding as of December 31, 2016 and 2015	94	76
Additional paid-in capital	199,751	151,019
Accumulated deficit	(204,722)	(160,792)
Total stockholders' deficit	(4,877)	(9,697)
Total liabilities and stockholders’ equity (deficit)	$22,271	$5,423

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2016	2015	2014
Revenue	$332	$38	$—
Cost of sales	660	—	—
Gross profit	(328)	38	—

Expenses:
Sales and marketing expenses	2,736	792	95
Research and development expenses	26,347	18,251	12,881
General and administrative expenses	13,022	9,807	5,726

Operating loss	(42,433)	(28,812)	(18,702)
Other income (expense), net:
Interest income	80	9	—
Interest expense	(1,602)	(1,100)	(191)
Other income (expense)	25	26	8

Net loss	(43,930)	(29,877)	(18,885)
Other comprehensive income (loss)	—	—	—
Total comprehensive loss	$(43,930)	$(29,877)	$(18,885)

Deemed dividend as a result of Series E preferred stock beneficial conversion feature	—	(407)	—
Net loss available to common stockholders	$(43,930)	$(30,284)	$(18,885)

Basic and diluted net loss per common share	$(0.49)	$(4.32)	$(9.89)
Basic and diluted weighted-average shares outstanding	89,243,853	7,002,317	1,908,587

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Series A		Series B		Series C		Series D		Series E				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2013	600	$6	1,202	$12	2,074	$21	14,403	$144	—	$—	1,943	$2	$118,088	44	$(84)	$(112,030)	$6,159
Sale of Series D preferred stock	—	—	—	—	—	—	5,374	54	—	—	—	—	20,036	—	—	—	20,090
Exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	19	—	10	—	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	539	—	—	—	539
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,885)	(18,885)
Balance, December 31, 2014	600	$6	1,202	$12	2,074	$21	19,777	$198	—	$—	1,962	$2	$138,673	44	$(84)	$(130,915)	$7,913
Sale Series E preferred stock	—	—	—	—	—	—	—	—	2,712	27		—	10,606	—	—	—	10,633
Exercise of stock options for cash and vesting of RSAs	—	—	—	—	—	—	—	—	—	—	520	1	62	—	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,433	—	—	—	1,433
Reclassification of warrant liability	—	—	—	—	—	—	—	—	—	—	—	—	151	—	—	—	151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,877)	(29,877)
Effect of reverse merger and conversion of preferred stock to common stock	(600)	(6)	(1,202)	(12)	(2,074)	(21)	(19,777)	(198)	(2,712)	(27)	73,278	73	94	(44)	84	—	(13)
Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	75,760	$76	$151,019	—	$—	$(160,792)	$(9,697)
Initial Public Offering											17,239	17	44,557	—	—	—	44,574
Exercise of stock options for cash and vesting of RSAs	—	—	—	—	—	—	—	—	—	—	570	1	1,324	—	—	—	1,325
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,421	—	—	—	2,421
Issuance of warrants related to debt	—	—	—	—	—	—	—	—	—	—	—	—	430	—	—	—	430
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,930)	(43,930)
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	93,569	$94	$199,751	—	$—	$(204,722)	$(4,877)

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(43,930)	$(29,877)	$(18,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	155	118	189
Non-cash interest expense (debt discount and deferred costs)	252	77	67
Change in fair value of warrants	430	(46)	(8)
Stock-based compensation expense	2,421	1,433	539
Changes in assets and liabilities:
Accounts receivable	(250)	—	—
Prepaid expenses and other current assets	659	(314)	(514)
Inventory	(477)	—	—
Deposits and other assets	43	(89)	—
Accounts payable	1,817	3,232	(674)
Accrued expenses and other current liabilities	893	—	—
Accrued interest	(54)	—	—
Deferred rent	25	1	16
Net cash used in operating activities	(38,016)	(25,465)	(19,270)
Cash flows from investing activities
Capital expenditures	(479)	(202)	(29)
Purchase of marketable securities	(7,291)	—	—
Net cash used in investing activities	(7,770)	(202)	(29)
Cash flows from financing activities
Sale of Series D convertible preferred stock, net of costs	—	—	20,090
Sale of Series E convertible preferred stock, net of costs	—	10,633	—
Repurchase shares as result of reverse merger	—	(12)	—
Proceeds from issuance of common stock, net of issuance costs	45,737	—	—
Proceeds from exercise of stock options	161	62	10
Proceeds from notes payable, net of costs	22,500	—	9,879
Repayments of notes payable	(12,500)	—	—
Deferred financing costs and discount of notes payable	(1,004)	—	—
Principal payments under capital lease obligations	—	—	(3)
Net cash provided by financing activities	54,894	10,683	29,976
Net increase (decrease) in cash and cash equivalents	9,108	(14,984)	10,677
Cash and cash equivalents, at beginning of period	3,939	18,923	8,246
Cash and cash equivalents, at end of period	$13,047	$3,939	$18,923

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$893	$660	$93

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.Organization

Senseonics, Incorporated, (“Senseonics”), which, subsequent to the Acquisition described below, is a wholly-owned subsidiary of Senseonics Holdings, Inc. (“Senseonics Holdings or the “Company”). The Company is a Delaware corporation, is a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Senseonics was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997.

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

2.Liquidity

The Company's operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including planned significant research and development efforts, will require significant uses of working capital throughout 2017 and beyond.

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the Offering of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. Management has concluded that, based on the Company’s current operating plans, the receipt of potential future borrowings under the Amended and Restated Loan and Security Agreement with Oxford and SVB,  if the Company is able to meet the milestone conditions for such borrowings, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs through the third quarter of 2017. Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through February 2018, the Company believes that doubt about the Company’s ability to continue as a going concern exists. The Company’s auditors have also included explanatory language in their opinion that substantial doubt about the Company’s ability to continue as a going concern exists.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. A portion of the notes payable are classified as long-term in the accompanying consolidated balance sheet as of December 31, 2016. The terms of the notes include a subjective acceleration clause which management deems as remote. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet the Company’s obligations as they become due.

3.Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements reflect the accounts of Senseonics Holdings and its wholly-owned subsidiary Senseonics.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, depreciable lives of property and equipment, and estimated accruals for preclinical study costs, which are accrued based on estimates of work performed under contracts. Actual results could differ from those estimates; however management does not believe that such differences would be material.

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2016, 2015 and 2014, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Inventory

Inventory consist principally of finished goods and is valued at the lower of cost to purchase or the net realizable value of such inventory. Cost is determined using the standard cost method that approximates first in, first out. Market is determined by the lower of replacement cost or net realizable value. The Company periodically reviews inventory to determine if a write down is necessary for inventory that has become obsolete, inventory that has a cost basis less than net realizable value, and inventory in excess of future demand taking into consideration the product shelf life.

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

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

Warranty Reserve

The Company generally provides a warranty on Eversense to end user customers and may replace Eversense components that do not function in accordance with the product specifications. Estimated warranty costs associated with a product are recorded at the time of shipment. The Company estimates future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and the Company evaluates the reserve quarterly and makes adjustments when appropriate.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment in 2016, 2015 and 2014.

Treasury Stock

The Company records purchases of common stock for treasury at cost, and carries the cost of treasury stock as a reduction in stockholders’ equity. The Company maintained 43,907 shares of common stock in treasury as of December 31, 2014; the treasury stock was retired effective with the Acquisition. There is no treasury stock outstanding as of December 31, 2016.

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

Since the Company had net operating loss (“NOL”) carryforwards as of December 31, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The carrying amount of our Term Notes Payable approximate fair value as they were issued in the current year.  The fair values of our marketable investments are reported in Note 13—Fair Value Measurements, respectively.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of December 31, 2016 and 2015.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares was 16,574,761,  14,261,768 and 34,435,548 at December 31, 2016, 2015 and 2014, respectively, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted loss per share, as follows:

	December 31,
	2016	2015	2014
Convertible preferred shares	—	—	23,653,592
Common stock options	11,389,773	9,251,164	8,393,081
Stock purchase warrants	5,184,988	5,010,604	2,388,875
Total anti-dilutive outstanding	16,574,761	14,261,768	34,435,548

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company does not intend to adopt the guidance early. The Company currently expects that the adoption of this guidance likely will change the way it recognizes revenue generated under customer contracts. The Company has not yet begun to evaluate the specific impacts of this guidance nor has the Company determined the manner in which it will adopt this guidance.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The Company adopted the guidance and has included the expanded discussion on going concern above.

In April 2015, the FASB issued accounting guidance requiring that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard is effective for reporting periods beginning after December 15, 2015. The Company adopted the guidance and the debt on the consolidated balance sheets is disclosed net of issuance costs.

In April 2015, the FASB issued accounting guidance related to Internal‑Use Software specifically for the Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for reporting periods beginning after December 15, 2015. An entity can elect to adopt the amendments either 1) prospectively for all arrangements entered into or materially modified after the effective date or 2) retrospectively. The Company decided to adopt the standards prospectively and will be accounting for the new cloud arrangements in accordance with the new standards. The adoption of this guidance will not have a material impact on the financial statements.

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

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company currently expects that the adoption of this guidance likely will change the way the Company accounts for its operating leases and likely will result in recording the future benefits of those leases and the related minimum lease payments on its balance sheet. The Company has not yet begun to evaluate the specific impacts of this guidance nor has it determined the manner in which it will adopt this guidance.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. The Company early adopted this guidance as of January 1, 2017. From January 1, 2017 onward, in accordance with the new guidance, no excess tax benefits or tax deficiencies will be recognized in additional paid-in capital. The Company’s existing additional paid-in capital pool balance at December 31, 2016 is $204.7 million. The Company will account for forfeitures as they occur, rather than using an estimated forfeiture rate. The Company estimates that this change in accounting will not result in a cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company will also present the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis and prior periods will not be adjusted. The adoption of the remaining amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently expects that the adoption of this guidance likely will change the way the Company assesses the collectibility of its receivables and recoverability of other financial instruments. The Company has not yet begun to evaluate the specific impacts of this guidance nor has it determined the manner in which it will adopt this guidance.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated statements of cash flows.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. The Company adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods will be presented under this guidance. The adoption of this new guidance will have no impact on the Company’s consolidated financial statements.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on the results of operations, financial position, or cash flows.

4.Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies	$1,201	$—	$—	$1,201
Commercial paper	6,090	—	—	6,090
Total	$7,291	$—	$—	$7,291

There were no marketable securities in 2015.

5.Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$780	$518
Office furniture and equipment	58	57
Leased equipment	159	—
Leasehold improvements	551	394
	1,548	969
Less: Accumulated depreciation	(813)	(658)
Property and equipment, net	$735	$311

Depreciation expense for the years ended December 31, 2016 and 2015, and 2014 was $154,722,  $118,174 and $189,325, respectively and is recorded within the administrative expenses in the consolidated statements of operations. The Company disposed of $0,  $143,155, and $1,070,595 of fully depreciated property and equipment in 2016, 2015, and 2014, respectively.

6.Other Balance Sheet Details

Accrued expenses and other current liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Clinical and preclinical	$500	$871
Contract manufacturing	1,328	754
Compensation and benefits	1,774	593
Legal	314	243
Audit and tax related	320	376
Other	244	183
Financing costs	—	655
Total accrued expenses	4,480	3,675
Equipment lease, current portion	79	—
Deferred rent, current portion	—	7
Compensation and benefits	29	12
Other	78	—
Total accrued expenses and other current liabilities	$4,666	$3,694

7.Commitments and Contingencies

The Company leases approximately 33,000 square feet of research and office space under a non-cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five-year term. Rent expense is recognized on a straight-line basis and was $544,504 for the year ended December 31, 2016 and $386,438 for each of the years ended December 31, 2015 and 2014.  The contractually required cash payments under this lease at December 31, 2016 are as follows (in thousands):

2017	$608
2018	607
2019	611
2020	629
2021	648
2022	668
2023	282
Total minimum lease payments	$4,053

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $470,000 during the year ended December 31, 2016.  There were approximately $2.3 million of future minimum payments under this commitment at December 31, 2016.

8.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in 2016,  2015 or 2014.

9.Notes Payable and Stock Purchase Warrants

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); $5.0 million (“Tranche 3 Term Loan”); and $5.0 million (“Tranche 4 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. The Company borrowed the Tranche 2 Term Loan in November 2016 upon the Lenders’ confirmation that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company filed a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company may borrow the Tranche 3 Term Loan on or before April 30, 2017 if it completes the first commercial sale of its second-generation transmitter in the European Union. The Company may borrow the Tranche 4 Term Loan on or before December 31, 2017 if it borrows the Tranche 3 Term Loan, receives PMA approval from the FDA for Eversense, and achieves trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only. After twelve months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 36 months. However, if the Company borrows the Tranche 3 Term Loan, the interest-only period will be extended by an additional six months, and the amortization period will be shortened to 30 months.

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581 and 63,025 shares of common stock with an exercise price of $3.86 and $2.38 per share, respectively, to the Lenders (see Note 10).

The Notes are collateralized by all of the Company’s consolidated assets other than its intellectual property. The Notes also contain certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be

$421,840, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

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

The following are the scheduled maturities of the Oxford and SVB notes as of December 31, 2016, assuming the Company does not launch the second generation transmitter and borrow the Tranche 3 Term Loan by April 30, 2017, in which case, principal payments will begin on July 1, 2017 (in thousands):

2017	$3,889
2018	6,667
2019	6,667
2020	2,777
Total	$20,000

Energy Capital, LLC Borrowing Facility

On December 7, 2015, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Energy Capital, LLC (“Energy Capital”) pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the year ended December 31, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which amounts were repaid in full prior to December 31, 2016 and the facility was terminated.

10.Stockholders’ Equity (Deficit)

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

Common Stock

At December 31, 2016, the Company had authorized 250,000,000 shares of common stock and 93,569,642 shares of common stock were issued and outstanding.

Preferred Stock

As of December 31, 2016 and 2015, the Company’s authorized capital stock included 5,000,000 shares and 0 shares of undesignated preferred stock, par value $0.001 per share, respectively. No shares of preferred stock were outstanding as of December 31, 2016 or 2015.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581 and 63,025 shares of common stock at an exercise price of $3.86 and $2.38 per share respectively. The fair value of the warrants, which the Company estimated to be $421,840, was recorded as a discount to the Notes. These warrants expire on June 30, 2026 and November 22, 2026, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the years ended December 31, 2016 and 2015, the Company recorded amortization of discount of debt of $110,136 and $72,229, respectively, within interest expense in the accompanying statement of operations.

Stock-Based Compensation

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under its amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2016, 4,894,146 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2017, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 8,169,083 shares.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan” and, together with the 2015 Plan, the “Plans”), under which incentive stock options and non-qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the Plan provisions.  The 1997 Plan was amended in September 2001, to clarify certain provisions regarding the method of exercise, amendment and termination of the 1997 Plan, and the effect of changes in capitalization of the Company. The Board of Directors, which administers the 1997 Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the 1997 Plan at any time. Options granted under the 1997 Plan expire ten years after the date of grant. The total number of shares of common stock that may be issued pursuant to options under the 1997 Plan may not exceed, in the aggregate, 9,175,860 shares of common stock, less any shares of common stock issued by the Company as restricted common stock.

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

Fair value is estimated at each grant date using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2016				2015				2014
Expected term of options			6.5	years			6.5	years	6.25	-	6.5	years
Expected volatility rate	58.99	-	61.39%		54.02	-	54.25%		55.52	-	56.42%
Risk-free rate	1.40	-	2.30%		0.70	-	1.90%		2.00	-	2.10%
Expected dividend yield			0%				0%				0%

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

Due to a lack of a public market for the Company’s common stock for an extended period of time, the Company utilized comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures. Pre-vesting forfeitures are based on the Company’s historical experience for the years ended December 31, 2016 and 2015 and have not been material.

Employee stock-based compensation expense for employee granted stock options was $3.6 million, $1.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014 respectively of which $201,667 was classified as sales and marketing expenses in 2016, $517,721 $462,006 and $105,465 was classified as research and development expenses and $1,312,574,  $583,653 and $433,733 was classified as administrative expenses in the accompanying consolidated statements of operations in 2016, 2015 and 2014, respectively. Stock-based compensation expense for restricted stock awards was $1,551,600,  $387,600 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively, all of which was classified as administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2016, there was $5.1 million of total unrecognized compensation cost related to non-vested employee stock option awards, which is expected to be recognized over a weighted average period of 2.74 years. The aggregate intrinsic value of stock options outstanding at December 31, 2016 was $16.9 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2016 as a result of immaterial pre-vesting forfeitures. The total fair value of options that vested during 2016 and 2015 were approximately $1.5 million and $0.8 million, respectively.

Stock option activity under the Plans during the years ended December 31, 2016 and 2015 is as follows:

		Weighted-
	Number of	Average
	Shares in	Exercise
	(in thousands)	Price

Options outstanding as of December 31, 2014	8,393	$0.53
Options granted	1,540	$1.90
Options exercised	(121)	$0.51
Options canceled/forfeited	(561)	$0.50
Options outstanding as of December 31, 2015	9,251	$0.74
Options granted	2,464	$3.09
Options exercised	(269)	$0.60
Options canceled/forfeited	(57)	$1.43
Options outstanding as of December 31, 2016	11,389	$1.26

Options vested and expected to vest as of December 31, 2016	11,389	$1.26

Outstanding stock options at December 31, 2016 have a weighted-average remaining contractual life of 7.2 years, which approximates the weighted-average remaining contractual life of the options vested and expected to vest at December 31, 2016, and will vest ratably over a minimum period of two years.  At December 31, 2016, there were 6,134,676 exercisable stock options with a weighted-average exercise price of $0.75 and a weighted-average remaining contractual life of 6.0 years. The aggregate intrinsic value of the options currently exercisable at December 31, 2016 was $11.9 million. For the years ended December 31, 2016 and 2015, 268,670 and 121,250 options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $669,997 and $123,224, respectively.

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

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2016 and 2015 was $1.11  and $0.62 per share, respectively. The weighted average grant-date fair value of stock option awards granted in 2016 and 2015 was $1.76 and $1.02 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised and forfeited/cancelled for the year ended December 31, 2016 were $0.77,  $0.40 and $1.04 per share, respectively.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 12. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $1.2 million in the year ended December 31, 2016, related to the grant and vesting of this restricted stock.

A summary of the Company’s Restricted Stock Awards as of December 31, 2016 is presented below:

Number
of Shares
(in thousands)

Restricted Stock Awards nonvested at December 31, 2015	199
Granted	300
Vested	(499)
Cancelled and forfeited	—

Restricted Stock Awards nonvested at December 31, 2016	—
Vested and expected to vest at December 31, 2016	—

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

Prior to their conversion to common stock in connection with the Acquisition, all series of preferred stock were equity classified.  The holders of preferred stock were entitled to receive dividends as may be declared by the board of directors. The Company did not declare or otherwise recognize any preferred stock dividends during the years ended December 31, 2016 and 2015.

Pursuant to the terms of the Acquisition (i) all outstanding shares of common stock of Senseonics, Incorporated $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975 ), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, Incorporated and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock or preferred stock of Senseonics, Incorporated were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio. As a result, the Company did not have any shares of preferred stock issued or outstanding as of December 31, 2016 or 2015.

11.Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets.  The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2016 and 2015 is as follows (in thousands):

	December 31,
Deferred income tax assets (Liabilities )	2016	2015

Net operating loss carryforwards	$56,425	$40,617
Capitalized start-up costs	20,483	19,546
R&E credit carryforwards	5,533	4,698
Stock based compensation	1,290	777
Other	27	(6)
Deferred income tax assets	83,758	65,632
Valuation allowance	(83,758)	(65,632)
Net deferred income tax assets (liabilities)	$—	$—

The increase in valuation allowance is primarily due to net losses and credits incurred in 2016, 2015 and 2014.  This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. Capitalized start-up costs represent expenses incurred in the organization and start-up of the Company. For U.S. federal and state tax purposes, start-up and organizational costs incurred before October 22, 2004 will be amortized over sixty months and those incurred on and after October 22, 2004 will be amortized over one hundred and eighty months beginning in the current year. At December 31, 2016, the Company had NOL carryforwards of $143.1 million and had research and experimental credit carryforwards of $6.9 million. These carryforwards will expire in varying amounts between 2018 and 2036. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years. No income tax benefit was recognized in the Company’s Statement of Operations for stock-based compensation arrangements due to the Company’s net loss position.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended
	December 31,
	2016	2015	2014
Tax at U.S. Federal Statutory rate	34.00%	34.00%	34.00%
State taxes, net	5.45	5.45	5.39
Research and development credit	1.82	2.01	3.05
Other non-deductible items	0.07	(1.05)	(1.20)
Increase in valuation allowance	(41.34)	(40.41)	(41.24)
Effective income tax rate	0.00%	0.00%	0.00%

A breakdown of the Company’s uncertain tax position during 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Gross unrecognized tax benefit at beginning of year	$1,174	$1,025	$922
Increase from tax positions taken in prior years	9	—	(12)
Increase from tax positions in current year	200	149	115
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations / expiration	—	—	—
Gross unrecognized tax benefit at end of year	$1,383	$1,174	$1,025

As of December 31, 2016, 2015, and 2014 the Company had uncertain tax positions totaling $1.4 million, $1.2 million, and $1.0 million, respectively. The Company did not incur any penalties or interest payable to taxing authorities in 2016, 2015 or 2014.

The Company’s U.S. Federal and state income tax returns from 1998 to 2015 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

12. Related Party Transactions

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

As described in Note 9, on December 7, 2015, the Company entered into a note purchase agreement with a stockholder, Energy Capital, pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the year ended December 31, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which was repaid in full in 2016 and the facility was terminated.

13. Fair Value Measurements

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$10,601	$10,601	$—	$—
U.S. government agencies	1,201	—	1,201	—
Commercial paper	6,589	—	6,589	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$3,938	$3,938	$—	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in 2016, 2015, and 2014.

14.Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal 2016 and 2015 is presented in the following table, in thousands, except per share data:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2016:
Revenue	$—	$19	$37	$276
Gross profit	$—	$(15)	$(77)	$(236)
Operating expenses	$10,928	$11,535	$10,435	$9,207
Operating loss	$(10,928)	$(11,550)	$(10,512)	$(9,443)
Net loss	$(11,216)	$(11,861)	$(10,887)	$(9,965)
Basic and diluted net loss per share (1)	$(0.15)	$(0.13)	$(0.12)	$(0.11)

2015:
Revenue	$15	$23	$—	$—
Gross profit	$15	$23	$—	$—
Operating expenses	$5,414	$6,931	$8,315	$8,190
Operating loss	$(5,399)	$(6,908)	$(8,315)	$(8,190)
Net loss	$(5,693)	$(7,185)	$(8,585)	$(8,414)
Basic and diluted net loss per share (1)	$(2.94)	$(3.68)	$(4.39)	$(0.39)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

15. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $40,000 and $0 as of December 31, 2016 and 2015, respectively. These amounts are reported on the consolidated balance sheets within accrued and other liabilities and other noncurrent liabilities. The Company believes, based upon information it currently possesses and considering established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company's consolidated financial statements.

16. Subsequent Events

Events occurring after December 31, 2016 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of February 22, 2017. There are no family relationships among any of our directors or executive officers.

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

Name	Age	Position
Executive Officers:
Timothy T. Goodnow, Ph.D.	55	President, Chief Executive Officer and Director
R. Don Elsey	63	Chief Financial Officer, Secretary and Treasurer
Mukul Jain, Ph.D.	44	Chief Operating Officer
Mirasol Panlilio	52	Vice President, Global Sales and Marketing
Lynne Kelley, M.D., FACS	54	Chief Medical Officer
Non-Management Directors:
Stephen P. DeFalco	55	Chairman of the Board of Directors
M. James Barrett, Ph.D.	74	Director
Steven Edelman, M.D.	61	Director
Edward J. Fiorentino	58	Director
Peter Justin Klein, M.D., J.D.	39	Director
Douglas S. Prince	63	Director
Douglas A. Roeder	46	Director

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

Mukul Jain, Ph.D.

Dr. Jain was appointed as our Chief Operating Officer in January 2017. Dr. Jain previously served as our Vice President Operations, Quality and Regulatory from December 2015 to January 2017. Dr. Jain served as Senior Director, Quality and Regulatory of Senseonics, Incorporated from January 2012 to January 2014 and as Vice President Operations, Quality and Regulatory of Senseonics, Incorporated from January 2014 to December 2015. Prior to that, Dr. Jain held various positions at Medtronic, Inc., a medical technology and services company, from 1999 to January 2012, most recently as a senior program manager. Dr. Jain received his M.B.A. from the University of Minnesota, Carlson School of Management, his Ph.D. in chemical engineering from the University of South Carolina and his B.Tech. from the Indian Institute of Technology, Kanpur.

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

M. James Barrett, Ph.D.

Dr. Barrett was elected to our board of directors in December 2015. Dr. Barrett founded Senseonics, Incorporated and served as a member of the board of directors of Senseonics, Incorporated from November 1996 to December 2015. He served as the Chief Executive Officer of Senseonics, Incorporated from 1997 to 2001. He currently serves as a General Partner of New Enterprise Associates, or NEA, a venture capital firm, where he specializes in biotechnology and works with members of NEA's healthcare investment group on medical devices, healthcare information systems and healthcare services companies. Prior to joining NEA and Senseonics, Incorporated, he led three NEA-funded companies, serving from 1987 to 1995 as Chairman and Chief Executive Officer at Genetic Therapy, Inc. and from 1982 to 1987 as President and Chief Executive Officer at Life Technologies, Inc. and its predecessor, Bethesda Research Laboratories, Inc. Previously, Dr. Barrett worked at SmithKline Beecham Corporation, where he held a variety of positions, including President of its In Vitro Diagnostic Division and President of SmithKline Clinical Laboratories. He currently serves on the boards of directors of the publicly-held life sciences companies GlycoMimetics, Inc., Clovis Oncology, Inc., Proteostasis Therapeutics, Inc. and Roka Bioscience, Inc. In the past five years, he has served on the boards of directors of the publicly traded companies Amicus Therapeutics, Inc., Inhibitex, Inc. (acquired by Bristol-Myers Squibb Co.), Loxo Oncology, Inc., Supernus Pharmaceuticals, Inc., Targacept, Inc. and Zosano Pharma Corporation. Dr. Barrett received his Ph.D. in biochemistry from the University of Tennessee, his M.B.A. from the University of Santa Clara and his B.S. from Boston College. Our board of directors believes that Dr. Barrett's experience overseeing NEA's investments in biotechnology, serving as a member of the board of directors of other public companies, prior senior management experience, including as President and Chief Executive Officer of biopharmaceutical companies, and his strong capital markets experience qualify him to serve as a director of our company.

Steven Edelman, M.D.

Dr. Edelman was elected to our board of directors in September 2016. Dr. Edelman has served as a Professor of Medicine in the Division of Endocrinology, Diabetes & Metabolism at the University of California, San Diego and the Veterans Affairs Healthcare System of San Diego since 2001. He also currently serves as a director of Taking Control of Your Diabetes, a non-profit organization promoting patient education, motivation and self-advocacy that he founded in 1995, and the Diabetes Care Clinic VA Medical Center. Dr. Edelman received his B.A. and his M.S. in Biology from the University of California, Los Angeles and his M.D. from the University of California, Davis. Our board of directors believes that Dr. Edelman’s substantial diabetes industry experience qualifies him to serve as a director of our company.

Edward J. Fiorentino

Mr. Fiorentino was elected to our board of directors in December 2015. Mr. Fiorentino served on the Senseonics, Incorporated board of directors from March 2012 to December 2015. Since March 2016, Mr. Fiorentino has served as Chairman and Chief Executive Officer of TerSera Therapeutics, a specialty pharmaceutical company.  Previously, from August 2013 to January 2016, Mr. Fiorentino has served as Chairman and Chief Executive Officer of Crealta Pharmaceuticals, a specialty pharmaceutical company.From March 2009 to June 2013, he was the Chief Executive Officer of Actient Pharmaceuticals. Prior to Actient, Mr. Fiorentino served in various positions at Abbott Laboratories, including Corporate Vice President of Pharmaceutical Commercial Operations, for more than 20 years. He also previously served as Senior Vice President and President of Abbott Diabetes Care and was Executive Vice President of TAP Pharmaceuticals. Mr. Fiorentino received his B.S. in Business Administration from the State University of New York and his M.B.A. from Syracuse University. Our board of directors believes that Mr. Fiorentino's substantial healthcare and pharmaceutical experience qualifies him to serve as a director of our company.

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

Douglas A. Roeder

Mr. Roeder was elected to our board of directors in December 2015. Mr. Roeder served on the Senseonics, Incorporated board of directors from October 2011 to December 2015. Mr. Roeder joined Delphi Ventures as an Associate in 1998, and has been a Partner of Delphi Ventures since 2000, focusing on medical devices, diagnostics and biotechnology. Prior to joining Delphi Ventures, Mr. Roeder was an Associate with Alex, Brown & Sons Healthcare Investment Banking Group. Mr. Roeder currently serves on the boards of directors of Tandem Diabetes, Inc. and several private companies. Mr. Roeder previously served on the board of directors of TriVascular Technologies, Inc. from 2008 to 2016. Mr. Roeder received his A.B. from Dartmouth College. Our board of directors believes that Mr. Roeder's substantial experience with companies in the healthcare sector and his venture capital, financial and business experience qualify him to serve as a director of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms that we have received, or written representations from our reporting persons, we believe that during the fiscal year ended December 31, 2016, all of our reporting persons complied with all applicable SEC filing requirements under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.senseonics.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law or the NYSE-MKT listing standards concerning any amendments to, or waivers from, any provision of the Code of Conduct.

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

Item 11. Executive Compensation

All shares of Senseonics, Incorporated common stock converted into shares of Senseonics Holdings common stock, and all Senseonics Options converted into Company Options, in connection with the Closing of the Acquisition pursuant to the Exchange Ratio. With respect to the options, corresponding adjustments were also made to their exercise prices. The share and per share information included in this "Executive Compensation" section gives effect to the conversion of such shares and options in the Acquisition and related exercise price adjustments. The Summary Compensation Table and the Narrative to Summary Compensation Table below reflect compensation earned by our named executive officers for their service to Senseonics, Incorporated from January 1, 2015 to December 7, 2015, the date of the Closing of the Acquisition, and for their service to Senseonics Holdings, Inc. beginning on December 7, 2015.

Our Chief Executive Officer and our two other most highly compensated executive officers for the year ended December 31, 2016 were:

•	Timothy T. Goodnow, Ph.D., President and Chief Executive Officer;
•	R. Don Elsey, Chief Financial Officer; and
•	Lynne E. Kelley, M.D., FACS Chief Medical Officer.

We refer to these executive officers in this Annual Report as our named executive officers.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2016 and 2015.

				Non-Equity
			Option	Incentive Plan
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Timothy T. Goodnow	2016	475,998	586,871	318,150	1,381,019
President and Chief Executive Officer	2015	365,791	231,704	152,718	750,213
R. Don Elsey(3)	2016	355,625	472,275	153,300	981,200
Chief Financial Officer	2015	286,667	141,229	85,577	513,473
Lynne E. Kelley(4)	2016	365,000	565,507	134,138	1,064,645
Chief Medical Officer

(1)

The amounts include the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our audited consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 10 to our audited consolidated financial statements included in this Annual Report.

(2)	The amounts reflect bonus paid on the achievement of specified corporate goals, as discussed further below under "—Narrative to Summary Compensation Table—Annual Bonus.”
(3)	Mr. Elsey became an executive officer of Senseonics, Incorporated in February 2015 and amounts represent compensation earned since that date.
(4)	Ms. Kelley became an executive officer of Senseonics, Incorporated in January 2016 and amounts represent compensation earned since that date.

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

Our compensation committee has historically determined our executives' compensation. Our compensation committee typically reviews and discusses management's proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, our compensation committee then approves the compensation of each executive officer after discussions without members of management present.

Our compensation committee has engaged Towers Watson, a compensation consultant, and reviewed Towers Watson’s compensation data for executives at similarly sized medical device companies when determining executive compensation.

Annual Base Salary

Senseonics, Incorporated entered into employment agreements with each of its named executive officers that establish their base salaries and target bonus opportunities. In connection with the Acquisition, we assumed those employment agreements. The base salaries will be reviewed periodically by our compensation committee. The following table presents the annual base salaries for each of our named executive officers for 2015, 2016 and 2017. The 2015 base salaries became effective on January 1, 2015, the 2016 base salaries became effective on March 16, 2016, and the 2017 base salaries became effective on January 1, 2017 for all of the named executive officers.

	2015	2016	2017
	Base Salary	Base Salary	Base Salary
Name	($)	($)	($)
Timothy T. Goodnow	365,791	505,000	520,000
R. Don Elsey	320,000	365,000	376,000
Lynne E. Kelley	N/A	365,000	370,000

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual salary. The following table presents the annual target bonus opportunity, as a percentage of annual base salary, for each of our named executive officers for 2015,  2016 and 2017.

	Target Bonus	Target Bonus	Target Bonus
	(as a % of	(as a % of	(as a % of
	Base Salary)	Base Salary)	Base Salary)
Name	(%) 2015	(%) 2016	(%) 2017
Timothy T. Goodnow	50	60	75
R. Don Elsey	35	40	50
Lynne E. Kelley	N/A	35	35

For 2015, bonuses were based on Senseonics, Incorporated's achievement of specified corporate goals, including completing enrollment in the European pivotal clinical trial, receiving IDE approval for the U.S. pivotal clinical trial, obtaining CE Mark approval for Eversense, commercializing Eversense in at least one European market and completing a successful surveillance audit. Based on the level of achievement, the Senseonics, Incorporated compensation committee awarded Dr. Goodnow and Mr. Elsey 84% of their target bonuses based on their 2015 base salary, respectively.

For 2016, bonuses were based on our achievement of specified corporate goals, including submitting regulatory approval documents related to our U.S. clinical trial, increasing manufacturing capacity, completing the enrollment of our European pivotal clinical trial, demonstrating an increase in sensor manufacturing capacity, completing development of the second generation transmitter, launching Eversense in multiple European markets, completing a successful surveillance audit, and managing the total spend of the organization within the approved budget. Based on the level of achievement, our compensation committee awarded each of Dr. Goodnow, Mr. Elsey and Dr. Kelley 105% of their target bonuses based on their 2016 base salary.

These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.

Long-Term Incentives

Our 1997 stock option plan, or the 1997 plan, authorized us, and the amended and restated 2015 equity incentive plan, or the 2015 plan, authorizes us to make grants to eligible recipients of non-qualified stock options and incentive stock options.

We award stock options on the date the compensation committee approves the grant. We set the option exercise price and grant date fair value based on its per-share valuation on the date of grant.

In July 2015, the Senseonics, Incorporated board of directors awarded to Dr. Goodnow and Mr. Elsey options to purchase 220,237 and 134,240 shares of our common stock, respectively. Each of these options was originally issued with an exercise price of $1.95 per share.

In April 2016, our board of directors awarded Dr. Kelley an option to purchase 334,996 shares of our common stock, with an exercise price of $2.97 per share. 83,750 shares underlying this option vested on January 4, 2017, and the remainder of the shares vest in 36 equal monthly installments through January 4, 2020. In April 2016, our board of directors also awarded to Dr. Goodnow and Mr. Elsey options to purchase 347,652 and 279,767 shares of our common stock, respectively. Each of these options was issued with an exercise price of $2.97 per share. The shares underlying the options granted to Dr. Goodnow and Mr. Elsey vest in 48 equal monthly installments. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

Outstanding Equity Awards at End of 2016

The following table provides information about outstanding Company Options held by each of our named executive officers at December 31, 2016. All of these options were granted under the 1997 plan or the 2015 plan. None of our named executive officers held any other stock awards at the end of 2016.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable(1)		($)	Date
Timothy T. Goodnow	2,038,610	—		0.54	12/2/2020
	589,093	—		0.54	2/28/2021
	267,734	196,640	(2)	0.54	6/4/2024
	78,001	142,235	(3)	1.95	7/22/2025
	57,942	289,710	(5)	2.97	4/12/2026
R. Don Elsey	298,019	352,205	(4)	0.54	12/4/2024
	47,453	86,787	(3)	1.95	7/22/2025
	46,628	233,139	(5)	2.97	4/12/2026
Lynne E. Kelley	—	334,996	(6)	2.97	4/12/2026

(1)	All shares subject to vesting under these options will vest in full and become immediately exercisable upon the closing of a change in control of our company.
(2)	The unvested shares underlying this option vest in 18 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(3)	The unvested shares underlying this option vest in 31 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(4)	The unvested shares underlying this option vest in 26 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(5)	The unvested shares underlying this option vest in 40 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(6)

The unvested shares underlying this option vest as to 25% of the shares in January 2017 and the remaining shares vest in 36 equal monthly installments, subject to the officers continued service through each applicable vesting date.

Employment Agreements

Below are descriptions of employment agreements that our named executive officers entered into with us or Senseonics, Incorporated. We assumed the employment agreements with Dr. Goodnow and Mr. Elsey in connection with the Acquisition.

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

Agreement with Dr. Kelley

In April 2016, we entered into an employment agreement with Dr. Kelley that governs the terms of her employment with us. Pursuant to the agreement, Dr. Kelley is entitled to an annual base salary of $365,000 and is eligible to receive an annual performance bonus of up to 35% of her base salary, as determined by our board of directors. If Dr. Kelley’s employment is terminated by us for reasons other than for cause or if she resigns for good reason (each as defined in her employment agreement), she would be entitled to receive severance payments equal to continued payment of her base salary for nine months, a prorated portion of her target bonus for the year in which her service is terminated, employee benefit coverage for up to nine months, and reimbursement of expenses owed to her through the date of her termination. If Dr. Kelley’s employment is terminated by us other than for cause or if she resigns for good reason, coincident with a change in control (as defined in her employment agreement), she would be entitled to the benefits described above, although in lieu of the bonus described above, she would be entitled to the larger of 75% of her target bonus or her pro rata portion of her target bonus. Additionally, if Dr. Kelley’s employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of her then unvested equity awards shall become fully vested.

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

Equity Incentive Plans

2015 Equity Incentive Plan

The Senseonics, Incorporated board of directors adopted our 2015 Equity Incentive Plan, or the 2015 plan, on December 1, 2015, and the Senseonics, Incorporated stockholders subsequently approved the 2015 Plan on December 4, 2015. In connection with the Acquisition, we assumed the 2015 plan, including all awards that were then outstanding under the 2015 plan. In connection with our public offering, in February 2016, our board of directors adopted and our stockholders approved an Amended and Restated 2015 Equity Incentive Plan, or the amended and restated 2015 plan. The amended and restated 2015 plan became effective on March 17, 2016.

Authorized Shares

The number of shares of common stock that may be issued pursuant to equity awards under the 2015 plan was initially 839,000 shares. Pursuant to the amended and restated 2015 plan, which become effective upon the pricing of our public offering, the number of shares of common stock that may be issued pursuant to equity awards was initially up to 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares, in the event that options that were outstanding under the 1997 plan as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 plan). The number of shares of our common stock reserved for issuance under our amended and restated 2015 plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the amended and restated 2015 plan will be 17,251,115 shares. As of December 31, 2016, a total of 4,894,146 shares were available for future issuance and options to purchase 11,354,418 shares of common stock at a weighted average exercise price of $1.27 per share were outstanding. As of January 1, 2017, the number of shares of common stock that may be issued under the amended and restated 2015 plan was automatically increased by 3,274,937 shares, representing 3.5% of the total number of shares of common stock outstanding on December 31, 2016, increasing the number of shares of common stock remaining available for issuance under the amended and restated 2015 plan to 8,169,083 shares.

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

1997 Stock Option Plan

The board of directors and stockholders of Senseonics, Incorporated approved the 1997 plan, which became effective in March 1997, and it was further amended and restated by the Senseonics, Incorporated board of directors and stockholders most recently in June 2011. In connection with the Acquisition, we assumed the 1997 plan. As of December 31, 2016, there were outstanding stock options covering a total of 9,251,164 shares granted under the 1997 plan.

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

2016 Employee Stock Purchase Plan

In February 2016, our board of directors adopted and our stockholders approved a 2016 Employee Stock Purchase Plan, or our 2016 ESPP. The 2016 ESPP became effective on March 17, 2016. We have no current plans to grant purchase rights under our 2016 ESPP.

The maximum number of shares of our common stock that may be issued under our 2016 ESPP was initially 800,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; provided, however, our board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of January 1, 2017, the number of shares of common stock that may be issued under the 2016 ESPP was automatically increased by 935,696 shares, representing 1.0% of the total number of shares of common stock outstanding on December 31, 2016, increasing the number of shares of common stock available for issuance under the amended and restated 2015 plan to 1,735,696 shares.  Shares subject to purchase rights granted under our 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2016 ESPP.

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

Non-Employee Director Compensation

In February 2016, our board of directors approved a non-employee director compensation policy which became effective upon the completion of our public offering. Under this director compensation policy, we pay each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. No retainers were paid in respect of any period prior to the completion of our public offering. The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member	Chairman Additional
	Annual Service	Annual Service
	Retainer	Retainer
Board of Directors	$35,000	$20,000
Audit Committee	7,500	11,250
Compensation Committee	6,000	6,600
Nominating and Corporate Governance Committee	4,000	3,625

In addition, under our non-employee director compensation policy, each non-employee director elected to our board of directors will receive an option to purchase shares of common stock with an aggregate Black-Scholes option value of $212,500. The shares subject to each such stock option will vest monthly over a three year period, subject to the director’s continued service as a director. Further, on the date of each annual meeting of stockholders each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase shares of common stock with an aggregate Black-Scholes option value of $106,500. The shares subject to each such stock option will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director. The exercise price of these options will equal the fair market value of our common stock on the date of grant.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

On June 20, 2016, we entered into a letter agreement with Mr. DeFalco, pursuant to which we granted Mr. DeFalco a fully vested restricted stock award under the 2015 plan for 300,000 shares of our common stock in full satisfaction of our remaining obligations under that certain Transaction Bonus Agreement, dated December 4, 2015, by and between Senseonics, Incorporated and Mr. DeFalco.  For additional information, see “Certain Relationships and Related Party Transactions, and Director Independence – Letter Agreement with Stephen P. DeFalco.”

Director Compensation Table

The following table sets forth information regarding compensation earned during the year ended December 31, 2016 by our non-employee directors for service on the board of directors from January 1, 2016 to December 31, 2016. Board and committee retainers were prorated for the period from March 17, 2016 to December 31, 2016. Timothy T. Goodnow, our President and Chief Executive Officer, also served on our board of directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Goodnow's compensation as an executive officer is set forth below under "Executive Compensation—Summary Compensation Table."

	Fees Earned	Stock	Option
	or Paid in Cash	Awards(1)	Awards(2)	Total
Name	($)	($)	($)	($)
Stephen P. DeFalco(3)	46,969	1,164,000	107,171	1,318,140
M. James Barrett(3)	29,250	—	107,171	136,421
Edward J. Fiorentino(4)	36,375	—	107,171	143,546
Justin Klein(3)	36,375	—	107,171	143,546
Douglas S. Prince(4)	43,313	—	107,171	150,484
Douglas A. Roeder(3)	38,700	—	107,171	145,871
Steven Edelman(5)	28,250	—	212,498	240,748

(1)

This column reflects the full grant date fair value of restricted stock granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The restricted stock was granted to Mr. DeFalco was in satisfaction of our obligation to make a cash payment upon the completion of our public offering pursuant to the Transaction Bonus Agreement, dated December 4, 2015, by and between Senseonics, Incorporated and Mr. DeFalco, as described in “Certain Relationships and Related Party Transactions, and Director Independence – Letter Agreement with Stephen P. DeFalco.” Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in Note 10 to our audited consolidated financial statements included in this Annual Report.

(2)

This column reflects the full grant date fair value for stock options granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in Note 10 to our audited consolidated financial statements included in this Annual Report.

(3)	As of December 31, 2016, this director held options to purchase 54,629 shares of our common stock.
(4)	As of December 31, 2016, this director held options to purchase 138,529 shares of our common stock.
(5)	As of December 31, 2016, Dr. Edelman held options to purchase 94,599 shares of our common stock.

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee is composed of three directors: Mr. Roeder, Dr. Klein and Mr. Fiorentino. Mr. Roeder serves as the chairman of the committee. All members of the compensation committee are independent, as defined in NYSE-MKT listing rules, are non-employee directors as defined in Rule 16b-3 under the Exchange Act and are outside directors, as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. Our board of directors has determined that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with, the applicable requirements of the Sarbanes-Oxley Act, NYSE-MKT listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2016 by (i) each director; (ii) each of our named executive officers; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o Senseonics Holdings, Inc., 20451 Seneca Meadows Parkway, Germantown, MD 20876.

This table is based upon information supplied by our named executive officers, directors and principal stockholders and a review of Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to the table and subject to common property laws where applicable, we believe that each stockholder named in the table has sole voting and investment power with regard to the shares indicated as being beneficially owned. Applicable percentages are based on 93,569,642 shares of common stock outstanding as of December 31, 2016, adjusted as required by the rules promulgated by the SEC.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Principal Stockholders:
Entities affiliated with New Enterprise Associates, Inc.(1)	28,223,900	29.6%
HealthCare Ventures VI, L.P.(2)	6,099,436	6.5
Entities affiliated with Delphi Ventures(3)	10,118,876	10.8
Roche Finance Ltd.(4)	8,042,414	8.5
Energy Capital, LLC(5)	8,013,810	8.6
SBLE, LLC(6)	5,907,197	6.3
Named Executive Officers and Directors:
Timothy T. Goodnow, Ph.D.(7)	3,326,169	3.4
R. Don Elsey(8)	443,063	*
Lynne E. Kelley(8)	92,811	*
M. James Barrett, Ph.D.(9)	16,545,189	17.5
Peter Justin Klein, M.D., J.D.(10)	6,683	*
Stephen P. DeFalco(11)	698,525	*
Edward J. Fiorentino(8)	83,900	*
Douglas S. Prince(8)	83,900	*
Douglas A. Roeder(3)	10,118,876	10.8
Steven Edelman, M.D.(8)	13,319	*
All current directors and executive officers as a group (12 persons)(12)	32,364,555	32.5

*Represents beneficial ownership of less than 1%.

(1)

Consists of (a) 14,818,985 shares of common stock and 1,079,436 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 10, Limited Partnership, or NEA 10, (b) 8,949,292 shares of common stock and 701,630 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 9, Limited Partnership, or NEA 9, and (c) 2,534,912 shares of common stock and 139,645 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates VII, Limited Partnership, or NEA VII. The shares held by NEA 10 are indirectly held by NEA Partners 10, Limited Partnership, or Partners 10, the sole general partner of NEA 10. The individual general partners of Partners 10 are M. James Barrett, a member of our board of directors, Peter J. Barris and Scott D. Sandell, or the NEA 10 GPs. Partners 10 and the NEA 10 GPs may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 10. The shares held by NEA 9 are indirectly held by NEA Partners 9, Limited Partnership, or Partners 9, the sole general partner of NEA 9. The individual general partner of Partners 9 is Peter J. Barris. Partners 9 and Peter J. Barris may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 9. The shares held by NEA VII are indirectly held by NEA Partners VII, Limited Partnership, or Partners VII, the sole general partner of NEA VII. The individual general partner of Partners VII is Peter J. Barris. Partners VII and Peter J. Barris may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA VII. This information has been obtained from a Schedule 13D filed on April 4, 2016 by NEA 10, NEA 9, NEA VII, Partners 10, Partners 9, Partners VII, M. James Barrett, Peter J. Barris and Scott D. Sandell. The principal business address of NEA 10, NEA 9, NEA VII, NEA Presidents and NEA 1997 is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)

Consists of 5,506,773 shares of common stock and 592,663 shares of common stock underlying immediately exercisable warrants held by HealthCare Ventures VI, L.P., or HealthCare VI. The general partner of HealthCare VI is HealthCare Partners VI, L.P. John W. Littlechild, James Cavanaugh, Augustine Lawlor, Christopher Mirabelli and Harold Werner are the general partners of HealthCare Partners VI, L.P., or the HealthCare Partners VI General Partners. HealthCare Partners VI, L.P. and the HealthCare Partners VI General Partners may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by HealthCare VI. This information has been obtained from a Schedule 13G filed on March 28, 2016 by HealthCare VI, HealthCare Partners VI, L.P., Drs. Cavanaugh and Mirabelli and Messrs. Werner, Littlechild and Lawlor. The principal business address of HealthCare VI is 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141.

(3)

Consists of (a) 10,021,026 shares of common stock held by Delphi Ventures VIII, L.P., or Delphi VIII, and (b) 97,850 shares of common stock held by Delphi BioInvestments VIII, L.P., or Delphi Bio. Delphi Management Partners VIII, L.L.C., or DMP VIII, is the general partner of each of Delphi VIII and Delphi Bio, collectively referred to herein as the Delphi VIII Funds. DMP VIII and each of Douglas A. Roeder, a member of our board of directors, James J. Bochnowski, David L. Douglass and Deepika R. Pakianathan, the Managing Members of DMP VIII, may be deemed to share voting and dispositive power over the shares held by the Delphi VIII Funds. This information has been obtained from a Schedule 13G filed on February 8, 2016 by Delphi VIII, Delphi Bio, DMP VIII, Douglas A. Roeder, James J. Bochnowski, David L. Douglass and Deepika R. Pakianathan. The address of each of the persons and entities affiliated with Delphi Ventures is 160 Bovet Rd., Suite 408, San Mateo, CA 94402.

(4)

Consists of 7,068,679 shares of common stock and 973,735 shares of common stock underlying immediately exercisable warrants held by Roche Finance Ltd. Roche Finance Ltd is a wholly-owned subsidiary of Roche Holding Ltd, a publicly-held corporation. This information has been obtained from a Schedule 13G filed on February 7, 2017 by Roche Holding Ltd and Roche Finance Ltd. The principal business address of Roche Finance Ltd is Grenzacherstrasse 122, 4070 Basel, Switzerland.

(5)

Robert L. Smith, the sole Managing Member of Energy Capital, LLC, may be deemed to have voting and dispositive power over the shares held by Energy Capital, LLC. The address of Energy Capital, LLC is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912.

(6)

Susan Coyne, the sole Managing Member of SBLE, LLC, may be deemed to have voting and dispositive power over the shares held by SBLE, LLC. The address of SBLE, LLC is 15011 Hawks Shadow, Ft. Myers, FL 33905.

(7)

Consists of (a) 205,725 shares of common stock, (b) 27,928 shares of common stock underlying immediately exercisable warrants and (c) 3,092,516 shares of common stock underlying options that are exercisable within 60 days of December 31, 2016.

(8)	Consists of shares of common stock underlying options that are exercisable within 60 days of December 31, 2016.
(9)

Consists of (a) 494,689 shares of common stock held directly by Dr. Barrett, (b) 152,079 shares of common stock held by Dr. Barrett's wife, (c) 14,818,985 shares of common stock held by NEA 10 and (d) 1,079,436 shares of common stock underlying immediately exercisable warrants held by NEA 10.

(10)	Consists of (a) 3,892 shares of common stock and (b) 2,791 shares of common stock underlying immediately exercisable warrants.
(11)	Consists of 698,525 shares of common stock.
(12)

Consists of (a) 26,492,771 shares of common stock, (b) 1,110,155 shares of common stock underlying immediately exercisable warrants and (c) 4,761,629 shares of common stock underlying options that are exercisable within 60 days of December 31, 2016.

Equity Compensation Plan Information

The following table provides certain information with respect to our 1997 plan and our 2015 plan, which were our only equity compensation plans in effect as of December 31, 2016.

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise	equity compensation
	be issued upon exercise	price of outstanding	plans
	of outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,251,115	$1.86	4,894,146
Equity compensation plans not approved by security holders	—	—	—
Total	17,251,115		4,894,146

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

There have been no transactions since January 1, 2016 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than as set forth below and the compensation arrangements which are described in this Annual Report under “Executive Compensation.”

Participation in Public Offering

Entities affiliated with New Enterprise Associates, Delphi Ventures, HealthCare Ventures, Energy Capital, LLC, and SBLE, LLC, each of which is a holder of more than 5% of our common stock, purchased an aggregate of 2,631,578 shares, 1,228,070 shares, 456,140 shares, 1,578,947 and 877,193 shares, respectively, of our common stock in our public offering. All shares were purchased at the public offering price to the public of $2.85 per share.

Registration Rights Agreement

We  have entered into a registration rights agreement with certain of our 5% stockholders.

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

In December 2015, Senseonics, Incorporated and Mr. DeFalco terminated this agreement and entered into a new agreement that superseded the prior agreement. Under the new agreement, Mr. DeFalco received a restricted stock grant of 190,000 shares of Senseonics, Incorporated common stock, which converted into 398,525 shares of Senseonics Holdings common stock in the Acquisition. One half of the shares covered by this restricted stock grant were fully vested on grant. The remainder would vest in full upon our completion of a public offering or private placement of our equity securities in which gross proceeds of at least $40 million are raised, which we refer to as a qualified financing. Additionally, upon a qualified financing, Mr. DeFalco would be entitled to receive a cash payment that, when combined with the value of the restricted stock grant, equals a percentage of our company valuation ranging between 0.75% to 1.25% of our company valuation, with the actual percentage determined based on the company valuation. Upon the completion of our public offering, which was a qualified financing, the remaining unvested shares vested immediately in full.

In June 2016, we entered into a letter agreement with Stephen P. DeFalco. Under the agreement, Mr. DeFalco received a fully vested restricted stock grant of 300,000 shares of our common stock in lieu of the cash payment required by, and in full satisfaction of our remaining obligations under, the December 2015 agreement.

Energy Capital, LLC Borrowing Facility

In connection with the Acquisition, we entered into a Note Purchase Agreement with Energy Capital, LLC, which holds more than five percent of our capital stock, pursuant to which Energy Capital could lend us an aggregate principal amount of up to $10.0 million, subject to specified conditions. During the year ended December 31, 2016, we borrowed an aggregate of $2.5 million from Energy Capital, LLC. We repaid these borrowings in full with a portion of the proceeds of our public offering prior to December 31, 2016, and the Note Purchase Agreement was terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness."

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by the board.

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

Director Independence

Our shares are listed on the NYSE-MKT, a national securities exchange system that has requirements that a majority of the board of directors be independent. Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Messrs. DeFalco, Fiorentino, Prince and Roeder and Drs. Barrett, Edelman and Klein, representing seven of our eight directors, are "independent directors" as defined under the rules of the NYSE-MKT.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2016 and 2015 by our principal accountants. All such fees described below were approved by the audit committee.

	2016		2015
Audit fees	$860,689		$378,752
Tax Fees	18,500	(1)	25,000	(1)
Total	$879,189		$403,752

(1)	Tax fees were principally for services related to tax compliance and reporting and analysis services.

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

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSEONICS HOLDINGS, INC.
By:	/s/ Timothy T. Goodnow, Ph.D.
Timothy T. Goodnow, Ph.D.
President and Chief Executive Officer

Date: February 23, 2017

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	February 23, 2017
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ R. Don Elsey	Chief Financial Officer	February 23, 2017
R. Don Elsey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	February 23, 2017
Stephen P. DeFalco

/s/ M. James Barrett, Ph.D.	Director	February 23, 2017
M. James Barrett, Ph.D.

/s/ Steven Edelman, M.D.	Director	February 23, 2017
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	February 23, 2017
Edward J. Fiorentino

/s/ Peter Justin Klein, M.D., J.D.	Director	February 23, 2017
Peter Justin Klein, M.D., J.D.

/s/ Douglas Prince	Director	February 23, 2017
Douglas Prince

/s/ Douglas A. Roeder	Director	February 23, 2017
Douglas A. Roeder

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on March 23, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on March 23, 2016).
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

10.6+	2015 Equity Incentive Plan of Senseonics, Incorporated (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
10.6.1+	Amended and Restated 2015 Equity Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
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

Exhibit Number	Description of Document
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

10.14.2

Third Amendment to Loan and Security Agreement, by and among Oxford Finance, LLC, Senseonics, Incorporated and Senseonics Holdings, Inc. (incorporated by reference to Exhibit 10.14.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-208984) filed on March 14, 2016).

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

10.19#

Exclusive Distribution Agreement, by and between Senseonics, Incorporated and Rubin Medical, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).

10.20+	Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.21+	Non-Employee Director Compensation Policy.
10.22

Letter Agreement, by and among the Registrant, Senseonics, Incorporated and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.23

Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, by and between the Registrant and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.24#

Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.25

Amended and Restated Loan and Security Agreement, by and among the Registrant, Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.26

Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.27

Form of Secured Promissory Note issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.28*#	Amendment to Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of November 28, 2016.

Exhibit Number	Description of Document
10.29*	Employment Agreement by and between the Registrant and Lynne E. Kelley, dated as of April 22, 2016.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (contained on signature page hereto).
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

32.1* †

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

*Filed herewith.

†These certifications are being furnished herewith solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+Indicates management contract or compensatory plan.

#Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.