Form 10-Q
period 2017-03-31
Senseonics Holdings, Inc.
filed 2017-05-04
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 94,101,378 shares of common stock, par value $0.001, outstanding as of May 3, 2017.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,771	$13,047
Marketable securities	2,000	7,291
Accounts receivable	406	251
Inventory	507	477
Prepaid expenses and other current assets	737	365
Total current assets	15,421	21,431

Deposits and other assets	105	105
Property and equipment, net	701	735
Total assets	$16,227	$22,271

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,161	$3,070
Accrued expenses and other current liabilities	5,322	4,666
Note payable, current portion	2,500	3,889
Total current liabilities	10,983	11,625

Note payable, net of discount	21,577	15,177
Accrued interest	450	273
Other liabilities	59	73
Total liabilities	33,069	27,148

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 94,098,515 and 93,569,642 shares issued and outstanding as of March 31, 2017 and December 31, 2016	94	94
Additional paid-in capital	200,859	199,751
Accumulated deficit	(217,795)	(204,722)
Total stockholders' deficit	(16,842)	(4,877)
Total liabilities and stockholders’ equity (deficit)	$16,227	$22,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$553	$—
Cost of sales	1,045	—
Gross profit	(492)	—

Expenses:
Sales and marketing expenses	1,140	633
Research and development expenses	6,998	6,416
General and administrative expenses	3,767	3,879

Operating loss	(12,397)	(10,928)
Other income (expense), net:
Interest income	21	2
Interest expense	(684)	(276)
Other expense	(13)	(14)

Net loss	(13,073)	(11,216)
Other comprehensive income (loss)	—	—
Total comprehensive loss	$(13,073)	$(11,216)

Basic and diluted net loss per common share	$(0.14)	$(0.15)
Basic and diluted weighted-average shares outstanding	93,905,880	77,324,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,073)	$(11,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	43	29
Non-cash interest expense (debt discount and deferred costs)	116	23
Change in fair value of warrants	104	—
Stock-based compensation expense	822	629
Changes in assets and liabilities:
Accounts receivable	(156)	—
Prepaid expenses and other current assets	(372)	(165)
Inventory	(30)	(274)
Deposits and other assets	—	78
Accounts payable	91	2,071
Accrued expenses and other current liabilities	656	1,331
Accrued interest	177	67
Deferred rent	6	(3)
Net cash used in operating activities	(11,616)	(7,430)
Cash flows from investing activities
Capital expenditures	(28)	(37)
Sale of marketable securities	5,291	—
Net cash provided by (used in) investing activities	5,263	(37)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	40,888
Proceeds from exercise of stock options	181	2
Proceeds from notes payable, net of costs	5,000	2,500
Repayments of notes payable	—	(2,500)
Financing costs and discount of notes payable	(104)	—
Net cash provided by financing activities	5,077	40,890
Net (decrease) increase in cash and cash equivalents	(1,276)	33,423
Cash and cash equivalents, at beginning of period	13,047	3,939
Cash and cash equivalents, at end of period	$11,771	$37,362

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$368	$174

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

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including planned significant research and development efforts, will require significant uses of working capital through the remainder of 2017 and beyond.

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the Offering of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs into the third quarter of 2017. Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through May 2018, the Company believes that doubt about the Company’s ability to continue as a going concern exists.

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

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly its financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements as of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, glucose monitoring systems.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2017 and 2016, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

Revenue Recognition

Revenue is generated from sales of sensor kits, transmitter kits, and related supplies under agreements for third-party distributors that resell the product to customers. The Company is paid for its sales directly by third-party distributors, regardless of whether or not the distributors resell the products to their customers.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through March 31, 2017.

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

Since the Company had net operating loss (“NOL”) carryforwards as of March 31, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statement of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The carrying amount of the Company’s term notes payable approximate fair value as they were issued in the current year. The fair values of the Company’s marketable investments are reported in Note 11—Fair Value Measurements.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of March 31, 2017 and December 31, 2016.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of net operating loss carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti‑dilutive. The total number of anti‑dilutive shares, consisting of common stock options and stock purchase warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share, was 13,605,558 and 9,247,130  common stock options and 4,570,902 and 5,010,595 stock purchase warrants for three months ended March 31, 2017 and 2016, respectively.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company does not intend to adopt the guidance early. The Company is in the process of reviewing its revenue accounting policy and implementing changes to its business processes and controls in response to the new standard. During the second half of 2017, the Company will finalize its revenue related documentation. Based on its evaluation, the Company anticipates selecting its method of adopting the new standard in the second quarter of 2017, which the Company will begin applying in the first quarter of 2018.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. The Company early adopted this guidance as of January 1, 2016. From January 1, 2016 onward, in accordance with the new guidance, no excess tax benefits or tax deficiencies will be recognized in additional paid-in capital. The Company will account for forfeitures as they occur, rather than using an estimated forfeiture rate. The Company estimates that this change in accounting will not result in material adjustment to retained earnings as of January 1, 2017. The Company will also present the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis and prior periods will not be adjusted. The adoption of the remaining amendments is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated statement of cash flows.

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

Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. The Company adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods will be presented under this guidance. The adoption of this new guidance had no impact on the Company’s consolidated financial statements.

The Company has evaluated all other issued unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of earnings, balance sheets, or cash flows.

4.  Marketable Securities

Marketable securities available for sale, consisting of debt securities, were as follows (in thousands):

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies	$1,200	$—	$—	$1,200
Commercial paper	800	—	—	800
Total	$2,000	$—	$—	$2,000

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies	$1,201	$—	$—	$1,201
Commercial paper	6,090	—	—	6,090
Total	$7,291	$—	$—	$7,291

5.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Clinical and preclinical	$582	$500
Contract manufacturing	2,980	1,328
Compensation and benefits	515	1,774
Legal	464	314
Audit and tax related	133	320
Other	340	244
Total accrued expenses	5,014	4,480
Equipment lease, current portion	80	79
Deferred rent, current portion	—	—
Compensation and benefits	24	29
Other	204	78
Total accrued expenses and other current liabilities	$5,322	$4,666

6.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $155,884 and $96,525 for the three months ended March 31, 2017 and 2016, respectively.

On March 31, 2016 the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $57,875 and $112,890 for the three months ended March 31, 2017 and 2016, respectively. There were approximately $2.3 million of future minimum payments under this commitment at March 31, 2017.

7.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three months ended March 31, 2017.

8.Notes Payable

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); $5.0 million (“Tranche 3 Term Loan”); and $5.0 million (“Tranche 4 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. The Company borrowed the Tranche 2 Term Loan in November 2016 upon the Lenders’ confirmation that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company submitted a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company borrowed the Tranche 3 Term Loan in March 2017 upon completion of the first commercial sale of its second-generation transmitter in the European Union. The Company may borrow the Tranche 4 Term Loan on or before December 31, 2017 if it receives PMA approval from the FDA for Eversense, and achieves trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only.  After 18 months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 30 months.

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively (see Note 9).

The Notes are collateralized by all of the Company’s consolidated assets other than its intellectual property. The Notes also contain certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $526,209, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. In the event that the Company achieves the requirements to borrow the Tranche 4 Term Loan, and elects not to borrow the Tranche 4 Term Loan, the Company is obligated to pay the Lenders a non-utilization fee of 2.00% of the undrawn amounts.

The following are the scheduled maturities of the Notes as of March 31, 2017 (in thousands):

2017 (remaining nine months)	$—
2018	10,000
2019	10,000
2020	5,000
Total	$25,000

9.Stockholders’ Equity (Deficit)

Preferred Stock

As of March 31, 2017 and December 31, 2016, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of March 31, 2017 or December 31, 2016.

Common Stock

As of March 31, 2017 and December 31, 2016, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 94,098,515 and 93,569,642 shares of common stock issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The fair value of the warrants, which the Company estimated to be $526,209, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended March 31, 2017 and 2016, the Company recorded amortization of discount of debt of $53,648 and $14,327, respectively, within interest expense in the accompanying statement of operations and comprehensive income (loss).

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 10. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $0 and $387,600 in the three months ended March 31, 2017 and 2016, respectively, related to the grant and vesting of this restricted stock.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of March 31, 2017, 5,659,831 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options and non‑qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 8,523,464 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

10.Related Party Transactions

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

11.Fair Value Measurements

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$6,270	$6,270	$—	$—
U.S. government agencies	1,200	—	1,200	—
Commercial paper	800	—	800	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$10,601	$10,601	$—	$—
U.S. government agencies	1,201	—	1,201	—
Commercial paper	6,589	—	6,589	—

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2017 and 2016.

12.Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2017 or March 31, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2017 and December 31, 2016.

13.Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $40,000 as of March 31, 2017 and December 31, 2016, respectively. These amounts are reported on the consolidated balance sheets within accrued and other liabilities and other noncurrent liabilities. The Company believes, based upon information it currently possesses and considering established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company's consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017.

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

On June 30, 2016 we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, to potentially borrow up to an aggregate principal amount of $30.0 million. Under the terms of the agreement, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In each of November 2016 and March 2017, we borrowed an additional $5 million upon achieving certain milestones. The agreement also permits us to borrow up to an additional $5 million upon the achievement of specified milestones through the end of 2017. The agreement provides for monthly payments of interest only for a period of 18 months, followed by an amortization period of 30 months.

We have never been profitable and our net losses were $13.1 million and $11.2 million for three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit totaled $217.8 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

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

United States Development of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States. While we expect that the PMA process can take as long as 18 months, we are currently anticipating approval by the end of 2017. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including whether the FDA would require the review of Eversense by an advisory panel and the related logistics of convening a panel, the degree and nature of questions raised by the FDA in its review process, and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of Eversense. Following PMA approval, we intend to pursue a Category I CPT code.

We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio and seek regulatory approvals in other jurisdictions. Furthermore, we have begun to incur, and expect to continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a material and adverse impact on our financial condition and our ability to develop and commercialize Eversense and future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the three months ended March 31, 2017, we generated product revenue from sales of the Eversense system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense in additional European countries during 2017.  We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2017 and into 2018. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Cost of Sales

We utilize contract manufacturers to produce Eversense. Cost of sales consists primarily of the components of Eversense and assembly, as well as reserves for warranty costs. Other cost of sales includes distribution-related expenses such as logistics and shipping costs of Eversense to Roche and Rubin for distribution in various regions in Europe, the Middle East and Africa. We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to spread our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of interest expense on the secured notes, or the Notes, we issued to Oxford in connection with our original Loan and Security Agreement in July and December 2014 and the Notes we issued to Oxford and SVB in connection with our Amended and Restated Loan and Security Agreement in June 2016, November 2016 and March 2017. We refer to Oxford and SVB together as the Lenders. This interest expense primarily consists of (i) contractual interest on the Notes, (ii) amortization of debt discount related to warrants, or the warrants, that we issued to the Lenders in connection with the Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to the Lenders at maturity of the Notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue	$553	$—	$553
Cost of sales	1,045	—	1,045
Gross profit	(492)	—	(492)

Expenses:
Sales and marketing expenses	1,140	633	507
Research and development expenses	6,998	6,416	582
General and administrative expenses	3,767	3,879	(112)
Operating loss	(12,397)	(10,928)	(1,469)
Other income (expense), net:
Interest expense, net	(663)	(274)	(389)
Other expense	(13)	(14)	1
Total other expense, net	(676)	(288)	(388)
Net loss	$(13,073)	$(11,216)	$(1,857)

Revenue

Our revenue for the three months ended March 31, 2017 of $0.6 million resulted from shipments of Eversense to Rubin and Roche for distribution in Europe. We did not generate any revenue for the three months ended March 31, 2016.

Cost of sales

Our cost of sales was $1.0 million for the three months ended March 31, 2017, resulting from the manufacturing and distribution of Eversense to Roche and Rubin for distribution in various regions in Europe. We did not have any cost of sales during the three months ended March  31, 2016.

Gross profit was $(0.5) million for the three months ended March 31, 2017. We did not have any gross profit during the three months ended March 31, 2016. Gross margin was (89)% in the three months ended March 31, 2017.

Sales and marketing expenses

Sales and marketing expenses were $1.1 million for the three months ended March 31, 2017, compared to $0.6 million for the three months ended March 31, 2016, an increase of $0.5 million. The $0.5 million increase was primarily due to a $0.1 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.4 million increase in sales and marketing expenses, such as for packaging, labeling, translation and European consultants, as we supported our continued European distribution of Eversense.

Research and development expenses

Research and development expenses were $7.0 million for the three months ended March 31, 2017, compared to $6.4 million for the three months ended March 31, 2016, an increase of $0.6 million. The increase was primarily due to a $1.0 million increase in product development expenses for future versions of Eversense and a $0.5 million increase in additional salaries, bonus and payroll related costs, partially offset by a $0.8 million decrease related to clinical trial expenses, and a $0.1 million decrease, including reduced expense for consultants, lab supplies and shipping.

General and administrative expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2017, compared to $3.9 million for the three months ended March 31, 2016, a decrease of $0.1 million. The decrease was primarily due to a $0.5 million decrease in salaries, bonuses and payroll related costs primarily due to a reduction in stock-based compensation expense from 2016 restricted stock awards,  offset by a $0.4 million increase in other expenses to support administration.

Total other expense, net

Total other expense, net, for the three months ended March 31, 2017 and 2016 was $0.7 million and $0.3 million, respectively, consisting primarily of interest expense on our debt facilities.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $13.1 million and $11.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit totaled $217.8 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of March 31, 2017, we had cash and cash equivalents and marketable securities of $13.8 million. On March 23, 2016, we closed the Offering of our common stock. Additionally, we closed on the partial exercise by the underwriters of the Offering on their option to purchase additional shares on April 5, 2016. As a result of these events, we received aggregate net proceeds of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). Under the terms of the Amended and Restated Loan and Security Agreement with Oxford and SVB, we may borrow up to an aggregate principal amount of $30.0 million. Under this debt facility, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In each of November 2016 and March 2017, we borrowed an additional $5 million from Oxford and SVB upon achieving certain milestones. The agreement provides for monthly payments of interest only for a period of 18 months, followed by an amortization period of 30 months.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2017 and beyond. Upon the completion of the audit of our consolidated financial statements for the year ended December 31, 2016, we did not have sufficient cash to fund our operations beyond the third quarter of 2017 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. The financial information throughout this Quarterly Report and the unaudited consolidated financial statements included elsewhere in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these statements do not include any adjustments that may result from the outcome of this uncertainty.

We expect our existing capital resources as of March 31, 2017 will enable us to fund our operations into the third quarter of 2017, without receiving additional funding.

Indebtedness

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with the Lenders. Pursuant to the Amended and Restated Loan and Security Agreement, we may potentially borrow up to an aggregate principal amount of $30.0 million in the following four tranches: $15.0 million, or the Tranche 1 Term Loan; $5.0 million, or the Tranche 2 Term Loan; $5.0 million, or the Tranche 3 Term Loan; and $5.0 million, or the Tranche 4 Term Loan. We refer to each of the tranches as a Term Loan, and collectively, the Term Loans. The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, we issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million, or the Notes, on June 30, 2016. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. On November 22, 2016, the funding conditions for the Tranche 2 Term Loan were satisfied; therefore we issued secured notes to the Lenders for aggregate gross proceeds of $5.0 million. On March 29, 2017, the funding conditions for the Tranche 3 Term Loan were satisfied; therefore we issued secured notes to the Lenders for aggregate gross proceeds of $5.0 million. We may borrow the Tranche 4 Term Loan on or before December 31, 2017 if we receive PMA approval from the FDA for Eversense, and achieve trailing six-month revenue for the applicable period of measurement of at least $4.0 million. The maturity date for all Term Loans is June 1, 2020, or the Maturity Date.

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only. After 18 months, the monthly payments will convert to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 30 months.

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

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to the Lenders 10‑year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock with an exercise price of $3.86, $2.38, and $1.86 per share.

The Notes are collateralized by all of our consolidated assets other than our intellectual property. The Notes also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $526,209, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), we are also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. In the event that we achieve the requirements to borrow the

Tranche 4 Term Loan, and elect not to borrow that tranche, we are obligated to pay the Lenders a non-utilization fee of 2.00% of the undrawn amount.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(11,616)	$(7,430)
Net cash provided by (used in) investing activities	5,263	(37)
Net cash provided by financing activities	5,077	40,890
Net (decrease) increase in cash and cash equivalents	$(1,276)	$33,423

Net cash used in operating activities

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $13.1 million partially offset by stock‑based compensation expense of $0.8 million, non-cash interest expense of $0.1 million, a change in fair value of warrants of $0.1 million, and a net change in assets and liabilities of $0.5 million (consisting of an increase in accounts payable, accrued expenses and interest, and deferred rent of $1.0 million, offset by an increase in accounts receivable,  prepaid expenses and inventory of $0.5 million).

Net cash used in operating activities was $7.4 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $11.2 million partially offset by stock‑based compensation expense of $0.6 million, depreciation and non cash interest expense of $0.1 million,  and a net change in assets and liabilities of $3.1 million (consisting of an increase in accounts payable and accrued expenses of $3.4 million, net of increases in prepaid expenses and inventory of $0.4 million).

Net cash used in investing activities

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2017, and consisted entirely of the sale of marketable securities.

Net cash used in investing activities was $37,000 for the three months ended March 31, 2016, and consisted entirely of capital expenditures for laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2017, and consisted primarily of the net proceeds received from the issuance of notes payable of $5.0 million and the exercise of stock options of $0.2 million, partially offset by the amortization of deferred financing costs and debt discount of $0.1 million.

Net cash provided by financing activities was $40.9 million for the three months ended March 31, 2016, and consisted primarily of the net proceeds from the Offering.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2017.

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2017	2018-2019	2020-2021	2021
	(in thousands)
Operating lease obligations	$3,904	$459	$1,218	$1,277	$950
Payments under corporate development agreement(1)	2,259	970	381	908	—
Principal payments under Notes(2)	25,000	—	20,000	5,000	—
Interest payments under Notes(2)	6,069	1,408	2,302	2,359	—
Total contractual obligations	$37,232	$2,837	$23,901	$9,544	$950

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $25 million principal amount of the Notes that were outstanding as of March 31, 2017.

Off‑Balance Sheet Arrangements

During the three months ended March 31, 2017 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act and (ii) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of our fiscal year ending December 31, 2019; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous six years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $13.8 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the risk factors described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 23, 2017.

Risks Related to our Financial Results and Need for Financing

We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

At the time that the unaudited consolidated financial statements for the quarter ended March 31, 2017 included in this report were completed, we did not have sufficient cash to fund our operations as currently and planned to be conducted through the third quarter of 2017 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. At March 31, 2017, we had approximately $13.8 million in aggregate cash, cash equivalents and marketable securities, and we have insufficient committed sources of additional capital to fund our operations as described in this Quarterly Report for more than a limited period of time. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the third quarter of 2017 without substantially curtailing our current and planned operations or obtaining additional financing. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

In June 2016, we issued secured Notes to Oxford and SVB, or the Lenders, in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020.  We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. In November 2016, we borrowed an additional $5 million upon the achievement of certain milestones, and in March 2017, we borrowed another $5 million upon the achievement of certain milestones. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of March 31, 2017. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

In addition, pursuant to the Amended and Restated Loan and Security Agreement, we may also have the ability to borrow up to an aggregate of an additional $5 million upon the achievement of specified milestones, and the funding of specific tranches under the agreement, through the end of 2017. We will not be able to borrow the additional $5 million under the Amended and Restated Loan and Security Agreement if we do not achieve the specified milestones.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to curtail our operations, reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Amended and Restated Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Amended and Restated Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Between January 1, 2017 and March 31, 2017, we issued 235,407 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

There has been no material change in the planned use of proceeds from our public offering from that described in the final prospectus filed by us with the Securities and Exchange Commission on March 18, 2016 pursuant to Rule 424(b) of the Securities Act. As of March 31, 2017, we had completed the application of the net proceeds from our public offering.

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

SENSEONICS HOLDINGS, INC.

Date: May 4, 2017	By:	/s/ R. Don Elsey
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

10.1*

First Amendment to Amended and Restated Loan and Security Agreement, by and among Senseonics Holdings, Inc., Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of March 29, 2017.

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