Form 10-Q
period 2017-06-30
Senseonics Holdings, Inc.
filed 2017-08-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 123,201,541 shares of common stock, par value $0.001, outstanding as of August 8, 2017.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,458	$13,047
Marketable securities	7,972	7,291
Accounts receivable	800	251
Inventory, net	3,383	477
Prepaid expenses and other current assets	562	365
Total current assets	46,175	21,431

Deposits and other assets	141	105
Property and equipment, net	839	735
Total assets	$47,155	$22,271

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,982	$3,070
Accrued expenses and other current liabilities	7,262	4,666
Notes payable, current portion	5,000	3,889
Total current liabilities	15,244	11,625

Notes payable, net of discount	19,188	15,177
Accrued interest	631	273
Other liabilities	64	73
Total liabilities	35,127	27,148

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 123,186,466 and 93,569,642 shares issued and outstanding as of June 30, 2017 and December 31, 2016	123	94
Additional paid-in capital	242,074	199,751
Accumulated deficit	(230,169)	(204,722)
Total stockholders' equity (deficit)	12,028	(4,877)
Total liabilities and stockholders’ equity (deficit)	$47,155	$22,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$814	$19	$1,367	$19
Cost of sales	1,714	34	2,759	34
Gross profit	(900)	(15)	(1,392)	(15)

Expenses:
Sales and marketing expenses	1,249	635	2,389	1,268
Research and development expenses	5,604	7,539	12,602	13,955
General and administrative expenses	3,888	3,361	7,655	7,241

Operating loss	(11,641)	(11,550)	(24,038)	(22,479)
Other income (expense), net:
Interest income	37	31	58	34
Interest expense	(767)	(268)	(1,451)	(544)
Other expense	(3)	(74)	(16)	(89)

Net loss	(12,374)	(11,861)	(25,447)	(23,078)
Total comprehensive loss	$(12,374)	$(11,861)	$(25,447)	$(23,078)

Basic and diluted net loss per common share	$(0.12)	$(0.13)	$(0.26)	$(0.27)
Basic and diluted weighted-average shares outstanding	103,689,994	92,742,097	98,825,088	85,033,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(25,447)	$(23,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	92	63
Non-cash interest expense (debt discount and deferred costs)	226	17
Change in fair value of warrants	—	304
Stock-based compensation expense	1,719	1,154
Provision for lower of cost or net realizable value	263	—
Changes in assets and liabilities:
Accounts receivable	(549)	—
Prepaid expenses and other current assets	(197)	114
Inventory	(3,169)	(324)
Deposits and other assets	(36)	68
Accounts payable	(88)	3,839
Accrued expenses and other current liabilities	2,616	781
Accrued interest	358	(327)
Deferred rent	11	12
Net cash used in operating activities	(24,201)	(17,377)
Cash flows from investing activities
Capital expenditures	(196)	(362)
Purchases of marketable securities	(7,981)	—
Sales and maturities of marketable securities	7,300	—
Net cash used in investing activities	(877)	(362)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	40,343	45,738
Proceeds from exercise of stock options	186	36
Proceeds from notes payable, net of costs	4,896	17,500
Proceeds from issuance of warrants	104	—
Repayments of notes payable	—	(13,284)
Principal payments under capital lease obligations	(40)	—
Net cash provided by financing activities	45,489	49,990
Net increase in cash and cash equivalents	20,411	32,251
Cash and cash equivalents, at beginning of period	13,047	3,939
Cash and cash equivalents, at end of period	$33,458	$36,190

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$811	$347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc. (the “Company”), a Delaware corporation, is a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

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

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the March 2016 Offering of $44.8 million. On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs into the second quarter of 2018.  Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through August 2018, the Company believes that doubt about the Company’s ability to continue as a going concern exists.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2017 and 2016, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.

Marketable Securities

Marketable securities consist of government and agency securities and corporate debt securities. The Company’s investments are classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

Inventory

Inventory is valued at the lower of cost or market (net realizable value). Cost is determined using the standard cost method that approximates first in, first out. The Company periodically reviews inventory to determine if a write down is necessary for inventory that has become obsolete, inventory that has a cost basis less than net realizable value, and inventory in excess of future demand taking into consideration the product shelf life.

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

Property and Equipment

Property and equipment are stated at historical cost and depreciated on a straight-line basis over the estimated useful lives, generally five years. Equipment under capital leases is depreciated on a straight-line basis over the lesser of its estimated useful life or the lease term. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statements of operations and comprehensive loss.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through June 30, 2017.

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

Since the Company had net operating loss (“NOL”) carryforwards as of June  30, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of June 30, 2017 and December 31, 2016.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses  approximate fair value because of their short maturities. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term notes payable approximates its carrying value.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti‑dilutive. The total number of anti‑dilutive shares, which have been excluded from the computation of diluted loss per share, was 15,348,333 and 11,354,147  common stock options and 4,570,902 and 5,127,176 stock purchase warrants exercisable for common stock as of June 30, 2017 and 2016, respectively.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11, which requires that inventory accounted for under the first-in, first-out or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the guidance in the first quarter of fiscal year 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company plans to adopt the guidance on January 1, 2018 using the full retrospective method. The Company expects the adoption of the guidance to have an immaterial impact to its consolidated financial statements based on its current revenue model.

In February 2016, the FASB issued ASU 2016-02, guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is currently evaluating the impact of adopting the guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-015, guidance on the classification of certain cash receipts and cash payments in the statements of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the impact of adopting the guidance will have on its consolidated statements of cash flows.

The Company has evaluated all other issued unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of earnings, balance sheets, or cash flows.

4.  Marketable Securities

Marketable securities available for sale, consisting of debt securities, were as follows (in thousands):

June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate debt securities	$7,972	$—	$—	$7,972

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$1,201	$—	$—	$1,201
Corporate debt securities	6,090	—	—	6,090
Total	$7,291	$—	$—	$7,291

5.  Inventory, net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$746	$477
Work in-process	2,699	—
Raw materials	201	—
Reserve for lower of cost or net realizable value	(263)	—
Total	$3,383	$477

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Clinical and preclinical	$389	$500
Contract manufacturing	2,480	1,328
Compensation and benefits	1,105	1,774
Legal	603	314
Audit and tax related	218	320
Other	297	244
Total accrued expenses	5,092	4,480
Accrued purchases	1,671	—
Equipment lease, current portion	60	79
Compensation and benefits	33	29
Product warranty	406	78
Total accrued expenses and other current liabilities	$7,262	$4,666

7.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $155,884 and $130,699 for the three months ended June 30, 2017 and 2016, respectively, and $311,768 and $227,224 for the six months ended June 30, 2017 and 2016, respectively.

On March 31, 2016 the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $467,746 and $141,000 for the three months ended June 30, 2017 and 2016, respectively, and $525,621 and $253,890 for the six months ended June 30, 2017 and 2016, respectively. There were approximately $1.8 million of future minimum payments under this commitment at June  30, 2017.

8.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three and six months ended June  30,  2017.

9.Notes Payable

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively (see Note 10).

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

The following are the scheduled maturities of the Term Loans as of June 30, 2017 (in thousands):

2017 (remaining six months)	$—
2018	10,000
2019	10,000
2020	5,000
Total	$25,000

10.Stockholders’ Equity (Deficit)

Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of June 30, 2017 or December 31, 2016.

Common Stock

As of June 30, 2017 and December 31, 2016, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 123,186,466 and 93,569,642 shares of common stock issued and outstanding at June 30, 2017 and December 31, 2016, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The fair value of the warrants, which the Company estimated to be $526,209, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended June 30, 2017 and 2016, the Company recorded amortization of discount of debt of $58,150 and $12,683, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded amortization of discount of debt of $111,798 and $27,010, respectively, within interest expense in the accompanying statements of operations and comprehensive loss.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the March 2016 Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 11. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $378,470 and $1.2 million in the three and six months ended June 30, 2016, respectively, related to the grant and vesting of this restricted stock. For the three and six months ended June 30, 2017, no compensation expense was recognized related to the grant or vesting of restricted stock.

Stock‑Based Compensation

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) under which incentive stock options and non-qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions. In connection with the March 2016 Offering, the Company’s board of directors adopted and the Company’s stockholders approved an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”). The amended and restated 2015 Plan became effective as of the date of the pricing of the March 2016 Offering. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of June 30, 2017,  3,884,452 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options and non‑qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 8,492,171  shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

11.Related Party Transactions

In December 2015, the Chairman received a restricted stock award of 398,525 shares of common stock pursuant to an agreement entered into with the Company (the “December Agreement”) that superseded a pre-existing agreement. One half of the shares covered by this restricted stock award were fully vested on grant. The remainder vested in full upon the completion of the Company’s March 2016 Offering, which was the specific performance condition of the award. Additionally, as a result of the completion of the March 2016 Offering, pursuant to the December Agreement, the Chairman was entitled to receive estimated compensation in the amount of $785,000.  In June 2016, the Chairman received a restricted stock award of 300,000 shares of common stock pursuant to an agreement entered into with the Company that superseded the December Agreement and satisfied the outstanding compensation obligation under the December Agreement. All of the shares covered by this restricted stock award were fully vested on date of grant.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$24,841	$24,841	$—	$—
Corporate debt securities	15,162	—	15,162	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$10,601	$10,601	$—	$—
Government and agency securities	1,201	—	1,201	—
Corporate debt securities	6,589	—	6,589	—

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2017 or June 30, 2016.

13.Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2017 or June 30, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2017 and December 31, 2016.

14.Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $40,000 as of December 31, 2016. These amounts are reported on the consolidated balance sheets within accrued and other liabilities and other noncurrent liabilities. This liability was settled for $43,237 on April 4, 2017. As of June 30, 2017, there were  no recorded liabilities related to pending litigation, claims arising from the ordinary course of business, or other legal matters.

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

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our first generation continuous glucose monitoring, or CGM, system, Eversense, is a reliable, long‑term, implantable CGM system that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 days, as compared to seven days for currently available CGM systems. We believe Eversense will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our European pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy comparable or superior to that of other currently available CGM systems.

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

In March 2016, we completed a public offering of our common stock, or the March 2016 Offering, selling 15,800,000 shares of common stock at a price to the public of $2.85 per share, for aggregate gross proceeds of $45.0 million. Net cash proceeds from the March 2016 Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us. In April 2016, the underwriters for the March 2016 Offering partially exercised their option to purchase additional shares of common stock, purchasing an additional 1,439,143 shares, from which we received additional net cash proceeds of approximately $3.9 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

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

In June 2017, we completed an underwritten offering of our common stock, or the May 2017 Offering, selling 29,078,014 shares of common stock at a price of $1.41 per share, for aggregate gross proceeds of $41.0 million. Net cash proceeds from the May 2017 Offering were approximately $40.4 million, after deducting underwriting discounts and commissions and estimated transaction costs payable by us.

We have never been profitable and our net losses were $12.4 million and $11.9 million for three months ended June 30, 2017 and 2016, respectively, and $25.4 million and $23.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit totaled $230.2 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Development and Commercialization of Eversense

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

We continue to expand our Eversense line of product offerings and expect to receive a CE Mark for Eversense XL, which will indicate a sensor life to up to 180 days, in the third quarter of 2017. We plan to begin to commercialize Eversense XL in Europe by the end of 2017. We are also developing Eversense Now, an application designed to remotely monitor the Eversense users’ CGM data in real time. We expect to receive approval to market Eversense Now in Europe by the end of 2017.

United States Development of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States. While we expect that the PMA process can take as long as 18 months, we are currently anticipating approval by the end of 2017. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including whether the FDA would require the review of Eversense by an advisory panel and the related logistics of convening a panel, the degree and nature of questions raised by the FDA in its review process, and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. Following PMA approval, we intend to pursue a Category I CPT code.

We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio and seek regulatory approvals in other jurisdictions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a material and adverse impact on our financial condition and our ability to develop and commercialize Eversense and future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the three and six months ended June 30, 2017, we generated product revenue from sales of the Eversense system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to continue marketing Eversense in additional European countries during 2017.  We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2017 and into 2018. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

We have incurred significant research and development expenses from inception, with the substantial majority of the expenses spent on the development of Eversense. We expect to continue to commit significant resources to continue to develop Eversense and future product enhancements and to conduct ongoing and future clinical trials. We expect that our overall research and development expenses will continue to increase in absolute dollars, but to decline as a percentage of total expenses as we expand the commercialization of Eversense.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue	$814	$19	$795
Cost of sales	1,714	34	1,680
Gross profit	(900)	(15)	(885)

Expenses:
Sales and marketing expenses	1,249	635	614
Research and development expenses	5,604	7,539	(1,935)
General and administrative expenses	3,888	3,361	527
Operating loss	(11,641)	(11,550)	(91)
Other income (expense), net:
Interest income	37	31	6
Interest expense	(767)	(268)	(499)
Other expense	(3)	(74)	71
Total other expense, net	(733)	(311)	(422)
Net loss	$(12,374)	$(11,861)	$(513)

Revenue

Our revenue increased to $0.8 million for the three months ended June 30, 2017, compared to $19,000 for the three months ended June 30, 2016. This increase was due to a higher number of shipments of Eversense to Rubin and Roche for distribution in Europe during the three months ended June 30, 2017. We made our first shipment of Eversense to Rubin for distribution in Sweden during the three months ended June 30, 2016.

Cost of sales

Our cost of sales increased to $1.7 million for the three months ended June 30, 2017, compared to $34,000 for the three months ended June 30, 2016. This increase was due to increased manufacturing and distribution of Eversense to Roche and Rubin for distribution in Europe during the three months ended June 30, 2017. During the three months ended June 30, 2016, our cost of sales reflected the initial manufacturing and distribution of our first shipment of Eversense to Rubin for distribution in Sweden.

Our gross profit was $(0.9) million and $(15,000) for the three months ended June 30, 2017 and 2016, respectively. Gross profit as a percentage of revenue, or gross margin, changed to (110.6)% in the three months ended June 30, 2017 from (78.9)% in the three months ended June 30, 2016 as a result of manufacturing and distribution efficiencies achieved while ramping up manufacturing to meet product demand in Europe.

Sales and marketing expenses

Sales and marketing expenses were $1.2 million for the three months ended June 30, 2017, compared to $0.6 million for the three months ended June 30, 2016, an increase of $0.6 million. The $0.6 million increase was primarily due to a $0.2 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.4 million increase in other sales and general marketing expenses to support our European distribution of Eversense.

Research and development expenses

Research and development expenses were $5.6 million for the three months ended June 30, 2017, compared to $7.5 million for the three months ended June 30, 2016, a decrease of $1.9 million. The decrease of $1.9 million was primarily due to a $1.0 million decrease due to the completion of our U.S. pivotal trial in 2016,  and a $0.9 million decrease in expenses related to the development of Eversense.

General and administrative expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 2017, compared to $3.4 million for the three months ended June 30, 2016, an increase of $0.5 million. The increase was primarily due to a $0.3 million increase in recruiting and relocation costs to support hiring efforts, and a $0.2 million increase in information and technology spending for services to support our operations.

Total other expense, net

Total other expense, net, for the three months ended June 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively, consisting primarily of interest expense on our debt facilities.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue	$1,367	$19	$1,348
Cost of sales	2,759	34	2,725
Gross profit	(1,392)	(15)	(1,377)

Expenses:
Sales and marketing expenses	2,389	1,268	1,121
Research and development expenses	12,602	13,955	(1,353)
General and administrative expenses	7,655	7,241	414
Operating loss	(24,038)	(22,479)	(1,559)
Other income (expense), net:
Interest income	58	34	24
Interest expense	(1,451)	(544)	(907)
Other expense	(16)	(89)	73
Total other expense, net	(1,409)	(599)	(810)
Net loss	$(25,447)	$(23,078)	$(2,369)

Revenue

Our revenue increased to $1.4 million for the six months ended June 30, 2017, compared to $19,000 for the six months ended June 30, 2016. This increase was due to a higher number of shipments of Eversense to Rubin and Roche for distribution in Europe during the six months ended June 30, 2017. We made our first shipment of Eversense to Rubin for distribution in Sweden during the six months ended June 30, 2016.

Cost of sales

Our cost of sales increased to $2.8 million for the six months ended June 30, 2017, compared to $34,000 for the six months ended June 30, 2016. This increase was due to increased manufacturing and distribution of Eversense to Roche and Rubin for distribution in Europe during the three months ended June 30, 2017. During the three months ended June 30, 2016, our cost of sales reflected the initial manufacturing and distribution of our first shipment of Eversense to Rubin for distribution in Sweden.

Our gross profit was $(1.4) million and $(15,000) for the six months ended June 30, 2017 and 2016, respectively. Gross margin changed to (101.8)% in the six months ended June 30, 2017 from (78.9)% in the six months ended June 30, 2016 as a result of manufacturing and distribution efficiencies achieved while ramping up manufacturing to meet product demand in Europe.

Sales and marketing expenses

Sales and marketing expenses were $2.4 million for the six months ended June 30, 2017, compared to $1.3 million for the six months ended June 30, 2016, an increase of $1.1 million. The $1.1 million increase was primarily due to a $0.5 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.6 million increase in other sales and general marketing expenses to support European distribution of Eversense.

Research and development expenses

Research and development expenses were $12.6 million for the six months ended June 30, 2017, compared to $14.0 million for the six months ended June 30, 2016, a decrease of $1.3 million. The decrease of $1.3 million was primarily due to a decrease of $2.3 million in expenses due to the completion of our U.S. pivotal trial in 2016, partially offset by a $1.0 million increase in salaries, bonuses and payroll related costs for additional headcount.

General and administrative expenses

General and administrative expenses were $7.7 million for the six months ended June 30, 2017, compared to $7.2 million for the six months ended June 30, 2016, an increase of $0.5 million. The increase was primarily due to a $1 million increase in recruiting and relocation costs and general spending to support our operations, partially offset by a  $0.5 million decrease in non-cash stock-based compensation expense.

Total other expense, net

Total other expense, net, for the six months ended June 30, 2017 and 2016 was $1.4 million and $0.6 million, respectively, consisting primarily of interest expense on our debt facilities.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $12.4 million and $11.9 million for the three months ended June 30, 2017 and 2016, respectively, and $25.4 million and $23.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit totaled $230.2 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of June  30, 2017, we had cash and cash equivalents and marketable securities of $41.4 million. On March 23, 2016, we effected the initial closing of the March 2016 Offering of our common stock. Additionally, we closed on the partial exercise by the underwriters of the March 2016 Offering on their option to purchase additional shares on April 5, 2016. As a result of these events, we received aggregate net proceeds of $44.8 million. Under the terms of the Amended and Restated Loan and Security Agreement with Oxford and SVB, we may borrow up to an aggregate principal amount of $30.0 million. Under this debt facility, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In each of November 2016 and March 2017, we borrowed an additional $5 million from Oxford and SVB upon achieving certain milestones. The agreement provides for monthly payments of interest only for a period of 18 months, followed by an amortization period of 30 months. On June 1, 2017, we closed the May 2017 Offering of our common stock and received aggregate net proceeds of $40.4 million.

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

We expect our existing cash, cash equivalents, and marketable securities available for sale as of June 30, 2017 will enable us to fund our operations into the second quarter of 2018, without receiving additional funding. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, which may include additional follow-on offerings or through an at-the-market facility, debt financings and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(24,201)	$(17,377)
Net cash used in investing activities	(877)	(362)
Net cash provided by financing activities	45,489	49,990
Net increase in cash and cash equivalents	$20,411	$32,251

Net cash used in operating activities

Net cash used in operating activities was $24.2 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $25.4 million and a net change in operating assets and liabilities of $1.1 million (consisting of an increase in accounts receivable, inventory, and prepaid expenses and other current assets of $4.0 million, net of an increase in accrued expenses and interest of $2.9 million), partially offset by stock-based compensation expense of $1.7 million, and depreciation, non-cash interest expense, and the write-down of the carrying value of our inventory to net realizable value in the aggregate amount of $0.6 million.

Net cash used in operating activities was $17.4 million for the six months ended June 30, 2016,  and consisted primarily of a net loss of $23.1 million, partially offset by stock-based compensation expense of $1.1 million, depreciation and non-cash interest expense of $0.1 million, a net change in fair value of warrants of $0.3 million, and a net change in assets and liabilities of $4.2 million (consisting of an increase in accounts payable, accrued expenses and interest, and deferred rent of $4.3 million, net of decreases in prepaid expenses, inventory, deposits and other assets of $0.1 million).

Net cash used in investing activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2017,  and consisted of purchases of marketable securities of $8.0 million and capital expenditures of $0.2 million, partially offset by sales and maturities of marketable securities of $7.3 million.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016, and consisted of capital expenditures for laboratory equipment and leasehold improvements.

Net cash provided by financing activities

Net cash provided by financing activities was $45.5 million for the six months ended June 30, 2017,  and consisted primarily of the net proceeds received from the May 2017 Offering of $40.4 million, notes payable and warrants of $5.0 million, and the exercise of stock options of $0.1 million.

Net cash provided by financing activities was $50.0 million for the six months ended June 30, 2016,  and consisted primarily of the net proceeds received from the March 2016 Offering of $45.8 million and notes payable of $4.2 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2017.

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2017	2018-2019	2020-2021	2021
	(in thousands)
Operating lease obligations	$3,753	$308	$1,218	$1,277	$950
Payments under corporate development agreement(1)	1,996	707	381	908	—
Principal payments under Notes(2)	25,000	—	20,000	5,000	—
Interest payments under Notes(2)	5,603	942	2,302	2,359	—
Total contractual obligations	$36,352	$1,957	$23,901	$9,544	$950

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $25 million principal amount of the Notes that were outstanding as of June 30, 2017.

Off‑Balance Sheet Arrangements

During three and six months ended June 30, 2017 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $41.4 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the time that the unaudited consolidated financial statements for the quarter ended June  30, 2017 included in this report were completed, we did not have sufficient cash to fund our operations as currently and planned to be conducted through the second quarter of 2018 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. At June  30, 2017, we had approximately $41.4 million in aggregate cash, cash equivalents and marketable securities, and we have insufficient committed sources of additional capital to fund our operations as described in this Quarterly Report for more than a limited period of time. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second quarter of 2018 without substantially curtailing our current and planned operations or obtaining additional financing. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, which may include additional follow-on offerings or through an at-the-market facility, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

In June 2016, we issued secured Notes to Oxford and SVB, or the Lenders, in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020.  We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. In November 2016, we borrowed an additional $5 million upon the achievement of certain milestones, and in March 2017, we borrowed another $5 million upon the achievement of certain milestones. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of June 30, 2017. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Risks Related to our Intellectual Property

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

       Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. For example, one of our vendors who provides a component to the Eversense sensor has communicated to us its belief that one of its employees should be named as a co-inventor on a related patent application. We have communicated to the third party that its employee should not be named as a co-inventor and its employee has not been named as a co-inventor to date. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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

       In preparation for commercializing our Eversense products, we are performing an analysis, the purpose of which is to review and assess publicly available information to determine whether third parties hold any valid patent rights that a well-informed court would more likely than not find that we would infringe by commercializing our products, understanding that there are risks and uncertainties associated with any litigation and no predictions or assurances can be made regarding the outcome of any such litigation. Although our review and analysis are not complete and subject to the express limitations in the preceding sentence, we are not aware of any such valid patent rights. Moreover, we have not previously performed an exhaustive review of this type, and we cannot be certain that it will not result in our locating patent rights relating to our products of which we were not previously aware.

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

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

None.

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

SENSEONICS HOLDINGS, INC.

Date: August 9, 2017	By:	/s/ R. Don Elsey
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