Form 10-Q
period 2017-09-30
Senseonics Holdings, Inc.
filed 2017-10-31
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 136,754,458 shares of common stock, par value $0.001, outstanding as of October 30, 2017.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,783	$13,047
Marketable securities	22,917	7,291
Accounts receivable	2,063	251
Inventory, net	2,413	477
Prepaid expenses and other current assets	1,899	365
Total current assets	59,075	21,431

Deposits and other assets	176	105
Property and equipment, net	887	735
Total assets	$60,138	$22,271

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,125	$3,070
Accrued expenses and other current liabilities	7,554	4,666
Notes payable, current portion	7,500	3,889
Total current liabilities	20,179	11,625

Notes payable, net of discount	16,801	15,177
Accrued interest	842	273
Other liabilities	66	73
Total liabilities	37,888	27,148

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 136,691,128 and 93,569,642 shares issued and outstanding as of September 30, 2017 and December 31, 2016	136	94
Additional paid-in capital	269,662	199,751
Accumulated deficit	(247,548)	(204,722)
Total stockholders' equity (deficit)	22,250	(4,877)
Total liabilities and stockholders’ equity (deficit)	$60,138	$22,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$2,097	$37	$3,464	$56
Cost of sales	2,957	114	5,716	148
Gross profit	(860)	(77)	(2,252)	(92)

Expenses:
Sales and marketing expenses	2,089	733	4,478	2,001
Research and development expenses	9,765	6,883	22,368	20,838
General and administrative expenses	3,891	2,819	11,545	10,060

Operating loss	(16,605)	(10,512)	(40,643)	(32,991)
Other income (expense), net:
Interest income	129	35	187	69
Interest expense	(915)	(502)	(2,365)	(1,045)
Other income (expense):	12	92	(5)	3

Net loss	(17,379)	(10,887)	(42,826)	(33,964)
Total comprehensive loss	$(17,379)	$(10,887)	$(42,826)	$(33,964)

Basic and diluted net loss per common share	$(0.13)	$(0.12)	$(0.39)	$(0.39)
Basic and diluted weighted-average shares outstanding	128,898,682	93,386,139	108,959,779	87,838,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(42,826)	$(33,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	145	107
Non-cash interest expense (debt discount and deferred costs)	339	87
Change in fair value of warrants	—	304
Stock-based compensation expense	2,740	1,780
Provision for lower of cost or net realizable value	208	—
Net realized gain on marketable securities	(59)	—
Changes in assets and liabilities:
Accounts receivable	(1,812)	—
Prepaid expenses and other current assets	(1,534)	432
Inventory	(2,144)	(329)
Deposits and other assets	(71)	68
Accounts payable	2,055	4,095
Accrued expenses and other current liabilities	2,927	(195)
Accrued interest	569	(200)
Deferred rent	13	18
Net cash used in operating activities	(39,450)	(27,797)
Cash flows from investing activities
Capital expenditures	(297)	(452)
Purchases of marketable securities	(25,867)	(9,176)
Sales and maturities of marketable securities	10,300	—
Net cash used in investing activities	(15,864)	(9,628)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	66,870	45,737
Proceeds from exercise of stock options	239	65
Proceeds from notes payable, net of costs	4,896	17,500
Proceeds from issuance of warrants	104	—
Repayments of notes payable	—	(12,500)
Principal payments under capital lease obligations	(59)	(820)
Net cash provided by financing activities	72,050	49,982
Net increase in cash and cash equivalents	16,736	12,557
Cash and cash equivalents, at beginning of period	13,047	3,939
Cash and cash equivalents, at end of period	$29,783	$16,496

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,304	$529

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

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the March 2016 Offering of $44.8 million. On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. On August 23, 2017, the Company effected the closing of its offering of 13,383,125 shares of its common stock at a price of $2.15 per share (the “August 2017 Offering”). The Company received aggregate net proceeds from the August 2017 Offering of $26.5 million. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs into the third quarter of 2018.  Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through October 2018, the Company believes that doubt about the Company’s ability to continue as a going concern exists.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, depreciable lives of property and equipment, and estimated accruals for clinical and preclinical study costs, which are accrued based on estimates of work performed under contracts. Actual results could differ from those estimates; however management does not believe that such differences would be material.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2017 and 2016, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through September 30, 2017.

Warranty Reserve

The Company may replace Eversense system components that do not function in accordance with the product specifications. Estimated replacement costs associated with a product are recorded at the time of shipment. The Company estimates future replacement costs by analyzing historical replacement experience for the timing and amount of returned product, and the Company evaluates the reserve quarterly and makes adjustments when appropriate.

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

Since the Company had net operating loss (“NOL”) carryforwards as of September  30, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of September 30, 2017 and December 31, 2016.

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

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti‑dilutive. The total number of anti‑dilutive shares, which have been excluded from the computation of diluted loss per share, was 15,986,298 and 11,484,459 common stock options and 4,570,902 and 5,127,176 stock purchase warrants exercisable for common stock as of September 30, 2017 and 2016, respectively.

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

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is currently analyzing the effect of the standard by reviewing the current accounting policy and practices to identify potential differences which would result from applying the requirements of the new standard to its revenue contracts. The Company has identified only one revenue stream, completed the contract reviews and is nearing the completion of its assessment of all potential effects of the standard. The Company plans to adopt the guidance on January 1, 2018 using the full retrospective method.

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

4.  Marketable Securities

Marketable securities available for sale, consisting of government and agency securities and corporate debt securities, were as follows (in thousands):

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$3,982	$	$	$3,982
Corporate debt securities	18,935			18,935
Total	$22,917	$—	$—	$22,917

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$1,201	$—	$—	$1,201
Corporate debt securities	6,090	—	—	6,090
Total	$7,291	$—	$—	$7,291

5.  Inventory, net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$523	$477
Work-in-process	1,981	—
Raw materials	117	—
Reserve for lower of cost or net realizable value	(208)	—
Total	$2,413	$477

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Clinical and preclinical	$510	$500
Contract manufacturing	2,304	1,328
Compensation and benefits	1,754	1,774
Legal	235	314
Audit and tax related	217	320
Other	394	244
Total accrued expenses	5,414	4,480
Accrued purchases	1,541	—
Equipment lease, current portion	40	79
Compensation and benefits	38	29
Product warranty	457	78
Other	64	—
Total accrued expenses and other current liabilities	$7,554	$4,666

7.Commitments and Contingencies

The Company leases approximately 32,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $155,884 and $149,427 for the three months ended September 30, 2017 and 2016, respectively, and $467,653 and $376,651 for the nine months ended September 30, 2017 and 2016, respectively.

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $242,372 and $291,000 for the three months ended September 30, 2017 and 2016, respectively, and $767,993 and $544,890 for the nine months ended September 30, 2017 and 2016, respectively. There were approximately $1.6 million of future minimum payments under this commitment at September 30, 2017.

8.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three and nine months ended September 30, 2017.

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

The following are the scheduled maturities of the Term Loans as of September 30, 2017 (in thousands):

2017 (remaining three months)	$—
2018	10,000
2019	10,000
2020	5,000
Total	$25,000

10.Stockholders’ Equity (Deficit)

Preferred Stock

As of September 30, 2017 and December 31, 2016, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of September 30, 2017 or December 31, 2016.

Common Stock

As of September 30, 2017 and December 31, 2016, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 136,691,128 and 93,569,642 shares of common stock issued and outstanding at September 30, 2017 and December 31, 2016, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The fair value of the warrants, which the Company estimated to be $526,209, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended September 30, 2017 and 2016, the Company recorded amortization of discount of debt of $59,061 and $38,825, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recorded amortization of discount of debt of $170,859 and $65,835, respectively, within interest expense in the accompanying statements of operations and comprehensive loss.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the March 2016 Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 11. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $0 and $1.2 million in the three and nine months ended September 30, 2016, respectively, related to the grant and vesting of this restricted stock. No compensation expense was recognized related to the grant or vesting of this restricted stock in 2017.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of September 30, 2017,  3,124,950 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options and non‑qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 8,393,136  shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$20,349	$20,349	$—	$—
Government and agency securities	3,982	—	3,982	—
Corporate debt securities	18,935	—	18,935	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$10,601	$10,601	$—	$—
Government and agency securities	1,201	—	1,201	—
Corporate debt securities	6,589	—	6,589	—

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2017 and 2016.

13.Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2017 or September 30, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2017 and December 31, 2016.

14.Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $40,000 as of December 31, 2016. These amounts are reported on the consolidated balance sheets within accrued and other liabilities and other noncurrent liabilities. This liability was settled for $43,237 on April 4, 2017. As of September 30, 2017, there were  no recorded liabilities related to pending litigation, claims arising from the ordinary course of business, or other legal matters.

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

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems,  Eversense and Eversense XL,  are reliable, long‑term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. Our Eversense and Eversense XL systems are currently approved for sale in Europe and we submitted our Eversense system pre-market approval, or PMA, application to the U.S. Food and Drug Administration, or FDA, in October 2016. We intend to initiate commercial launch in the United States promptly following the receipt of PMA approval.

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

In March 2016, we completed a public offering of our common stock, or the March 2016 Offering, selling 15,800,000 shares of common stock at a price to the public of $2.85 per share, for aggregate gross proceeds of $45.0 million. Net proceeds from the March 2016 Offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us. In April 2016, the underwriters for the March 2016 Offering partially exercised their option to purchase additional shares of common stock, purchasing an additional 1,439,143 shares, from which we received additional net proceeds of approximately $3.9 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

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

In June 2017, we completed an underwritten offering of our common stock, or the May 2017 Offering, selling 29,078,014 shares of common stock at a price of $1.41 per share, for aggregate gross proceeds of $41.0 million. Net proceeds from the May 2017 Offering were approximately $40.4 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

In August 2017, we completed an underwritten offering of our common stock, or the August 2017 Offering, selling 13,383,125 shares of common stock at a price of $2.15 per share, for aggregate gross proceeds of $28.8 million. Net proceeds from the August 2017 Offering were approximately $26.5 million after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

We have never been profitable and our net losses were $17.4 million and $10.9 million for three months ended September 30, 2017 and 2016, respectively, and $42.8 million and $34.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our accumulated deficit totaled $247.5 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Development and Commercialization of Eversense

In May 2016, we received our CE mark for Eversense, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post market surveillance activities. In June 2016, we commenced commercialization of Eversense in Sweden through our distribution agreement with Rubin, which also has the right to distribute Eversense in Norway and Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands.  In November 2016, we entered into an amendment to the distribution agreement granting Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel. Roche is a pioneer in the development of blood glucose monitoring systems and a global leader for diabetes management systems and services. We began distributing Eversense through Roche in Germany in September 2016 and in Italy and the Netherlands in the fourth quarter of 2016. To date, we have begun distributing Eversense in an aggregate of 13 European countries through Rubin and Roche.

In September 2017, we received the CE Mark for Eversense XL, which is indicated for a sensor life to up to 180 days. We plan to begin to commercialize Eversense XL in selected European countries by the end of 2017. We are also developing Eversense Now, an application designed to remotely monitor the Eversense users’ CGM data in real time. We expect to receive approval to market Eversense Now in Europe by the end of 2017.

United States Development of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.8% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States. We are currently anticipating approval in the first half of 2018. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including whether the FDA would require the review of Eversense by an advisory panel and the related logistics of convening a panel, the degree and nature of questions raised by the FDA in its review process, and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. Following PMA approval, we intend to pursue a Category I CPT code.

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

Financial Overview

Revenue

During the three and nine months ended September 30, 2017, we generated product revenue from sales of the Eversense system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to continue marketing Eversense in additional European countries during 2017 and begin marketing Eversense XL in selected European countries by the end of 2017.  We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2017 and into 2018. In the future, subject to regulatory approval, we also intend to seek to commercialize the Eversense system in the United States, as well as other international markets. If we fail to successfully commercialize or are otherwise unable to complete the development of the Eversense system, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Cost of Sales

We utilize contract manufacturers to produce the Eversense system. Cost of sales consists primarily of the components of the Eversense system and assembly, as well as reserves for warranty costs. Other cost of sales includes distribution-related expenses such as logistics and shipping costs of Eversense to Roche and Rubin for distribution in various regions in Europe, the Middle East and Africa. We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to spread our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel who perform sales and marketing functions. Other significant costs include promotional materials and tradeshow expenses.

We anticipate that our sales and marketing expenses will increase in the future as we continue to expand our commercialization of the Eversense system.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing the Eversense system, including our clinical trials and feasibility studies. Research and development expenses include compensation and benefits for research and development employees including stock‑based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations and other consultants, and other outside expenses. Research and development costs are expensed as incurred.

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

Our general and administrative expenses have increased, and we expect them to continue to increase in the future, as a result of operating as a public company. These increases include increased costs related to the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with NYSE American listing rules and SEC requirements, insurance, and investor relations costs. These expenses may further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue	$2,097	$37	$2,060
Cost of sales	2,957	114	2,843
Gross profit	(860)	(77)	(783)

Expenses:
Sales and marketing expenses	2,089	733	1,356
Research and development expenses	9,765	6,883	2,882
General and administrative expenses	3,891	2,819	1,072
Operating loss	(16,605)	(10,512)	(6,093)
Other income (expense), net:
Interest income	129	35	94
Interest expense	(915)	(502)	(413)
Other income	12	92	(80)
Total other expense, net	(774)	(375)	(399)
Net loss	$(17,379)	$(10,887)	$(6,492)

Revenue

Our revenue increased to $2.1 million for the three months ended September 30, 2017, compared to $37,000 for the three months ended September 30, 2016. This increase was due to a higher number of shipments of Eversense to Rubin and Roche for distribution in Europe during the three months ended September 30, 2017.

Cost of sales

Our cost of sales increased to $3.0 million for the three months ended September 30, 2017, compared to $114,000 for the three months ended September 30, 2016. This increase was due to increased manufacturing and distribution of Eversense to Roche and Rubin for distribution in Europe during the three months ended September 30,  2017.

Our gross profit was $(0.9) million and $(77,000) for the three months ended September 30, 2017 and 2016, respectively. Gross profit as a percentage of revenue, or gross margin, was  (41.0)% in the three months ended September 30, 2017.

Sales and marketing expenses

Sales and marketing expenses were $2.1 million for the three months ended September 30, 2017, compared to $0.7 million for the three months ended September 30, 2016, an increase of $1.4 million. The $1.4 million increase was primarily due to a $0.7 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $0.7 million increase in other sales and general marketing expenses to support our European distribution of Eversense as well as in preparation for our potential U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $9.8 million for the three months ended September 30, 2017, compared to $6.9 million for the three months ended September 30, 2016, an increase of $2.9 million. The increase of $2.9  million was primarily due to a $0.9 million increase in salaries, bonuses and payroll related costs for additional headcount and a $2.0 million increase in research and development expenses related to development of future generations of Eversense,  including conducting a pediatric clinical trial in Canada and additional feasibility trials in Romania.

General and administrative expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2017, compared to $2.8 million for the three months ended September 30, 2016, an increase of $1.1 million. The increase was primarily due to a $0.4 million increase in salaries, bonuses and payroll related costs for additional headcount, a $0.2 million increase in recruiting and relocation costs to support hiring efforts, and a $0.5 million increase in legal and other general and administrative costs.

Total other expense, net

Total other expense, net, for the three months ended September 30, 2017 and 2016 was $0.8 million and $0.4 million, respectively, consisting primarily of interest expense on our debt facilities.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue	$3,464	$56	$3,408
Cost of sales	5,716	148	5,568
Gross profit	(2,252)	(92)	(2,160)

Expenses:
Sales and marketing expenses	4,478	2,001	2,477
Research and development expenses	22,368	20,838	1,530
General and administrative expenses	11,545	10,060	1,485
Operating loss	(40,643)	(32,991)	(7,652)
Other income (expense), net:
Interest income	187	69	118
Interest expense	(2,365)	(1,045)	(1,320)
Other income (expense)	(5)	3	(8)
Total other expense, net	(2,183)	(973)	(1,210)
Net loss	$(42,826)	$(33,964)	$(8,862)

Revenue

Our revenue increased to $3.5 million for the nine months ended September 30, 2017, compared to $56,000 for the nine months ended September 30,  2016. This increase was due to a higher number of shipments of Eversense to Rubin and Roche for distribution in Europe during the nine months ended September 30, 2017.

Cost of sales

Our cost of sales increased to $5.7 million for the nine months ended September 30, 2017, compared to $148,000 for the nine months ended September 30,  2016. This increase was due to increased manufacturing and distribution of Eversense to Roche and Rubin for distribution in Europe during the nine months ended September 30, 2017.

Our gross profit was $(2.3) million and $(92,000) for the nine months ended September 30, 2017 and 2016, respectively.  Gross margin was (65.0)% in the nine months ended September 30, 2017.

Sales and marketing expenses

Sales and marketing expenses were $4.5 million for the nine months ended September 30, 2017, compared to $2.0 million for the nine months ended September 30, 2016, an increase of $2.5 million. The $2.5 million increase was primarily due to a $1.1 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $1.4 million increase in other sales and general marketing expenses,  primarily driven by $0.9 million of travel and consulting expenses, to support European distribution of Eversense.

Research and development expenses

Research and development expenses were $22.4 million for the nine months ended September 30, 2017, compared to $20.8 million for the nine months ended September 30, 2016, an increase of $1.5 million. The increase of $1.5 million was primarily due to a $1.9 million increase in salaries, bonuses and payroll related costs for additional headcount and a $1.0 million increase in expenses related to development of future generations of Eversense, partially offset by a $1.4 million decrease in clinical and consulting expenses related to the completion of our U.S. pivotal trial in 2016.

General and administrative expenses

General and administrative expenses were $11.5 million for the nine months ended September 30, 2017, compared to $10.1 million for the nine months ended September 30, 2016, an increase of $1.4 million. The increase was primarily due to a $0.7 million increase in recruiting and relocation costs, a $0.4 increase in information and technology spending for services to support our operations, and a $0.3 million increase in legal and general spending.

Total other expense, net

Total other expense, net, for the nine months ended September 30, 2017 and 2016 was $2.2 million and $1.0 million, respectively, consisting primarily of interest expense on our debt facilities.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $17.4 million and $10.9 million for the three months ended September 30, 2017 and 2016, respectively, and $42.8 million and $34.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our accumulated deficit totaled $247.5 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of September  30, 2017, we had cash and cash equivalents and marketable securities of $52.7 million. Under the terms of the Amended and Restated Loan and Security Agreement with Oxford and SVB, we may borrow up to an aggregate principal amount of $30.0 million. Under this debt facility, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In each of November 2016 and March 2017, we borrowed an additional $5 million from Oxford and SVB upon achieving certain milestones. The agreement provides for monthly payments of interest only for a period of 18 months, followed by an amortization period of 30 months.

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

We expect our existing cash, cash equivalents, and marketable securities available for sale as of September 30, 2017 will enable us to fund our operations into the third quarter of 2018, without receiving additional funding. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(39,450)	$(27,797)
Net cash used in investing activities	(15,864)	(9,628)
Net cash provided by financing activities	72,050	49,982
Net increase in cash and cash equivalents	$16,736	$12,557

Net cash used in operating activities

Net cash used in operating activities was $39.5 million for the nine months ended September 30, 2017, and consisted primarily of a net loss of $42.8 million and a net decrease in operating assets and liabilities of $0.1 million (consisting of an increase in accounts payable, accrued expenses and interest of $5.6 million, net of an increase in accounts receivable, inventory, and prepaid expenses and other current assets of $5.5 million), partially offset by stock-based compensation expense of $2.7 million, and depreciation, non-cash interest expense, and write-down of the carrying value of our inventory to net realizable value of an aggregate amount of $0.7 million.

Net cash used in operating activities was $27.8 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $34.0 million, partially offset by stock-based compensation expense of $1.8 million, depreciation and non-cash interest expense of $0.2 million, a change in fair value of derivatives of $0.3 million, and a net change in assets and liabilities of $3.9 million (consisting of an increase in accounts payable, accrued expenses and interest, and deferred rent of $3.7 million, and an increase in prepaid expenses, inventory, deposits and other assets of $0.2 million).

Net cash used in investing activities

Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2017,  and consisted of purchases of marketable securities of $25.9 million and capital expenditures of $0.3 million, partially offset by sales and maturities of marketable securities of $10.3 million.

Net cash used in investing activities was $9.6 million for the nine months ended September 30, 2016, and consisted of capital expenditures of $9.2 million used for the purchase of marketable securities and $0.4 million used for laboratory equipment and leasehold improvements.

Net cash provided by financing activities

Net cash provided by financing activities was $72.1 million for the nine months ended September 30, 2017,  and consisted primarily of the net proceeds received from the May 2017 Offering and August 2017 Offering of $66.9 million, notes payable and warrants of $5.0 million, and the exercise of stock options of $0.2 million.

Net cash provided by financing activities was $50.0 million for the nine months ended September 30, 2016, and consisted primarily of the net proceeds received from the March 2016 Offering of $45.8 million and notes payable of $4.2 million.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2017.

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2017	2018-2019	2020-2021	2021
	(in thousands)
Operating lease obligations	$3,600	$154	$1,218	$1,278	$950
Payments under corporate development agreement(1)	1,550	261	381	908	—
Principal payments under Notes(2)	25,000	—	20,000	5,000	—
Interest payments under Notes(2)	5,132	471	2,302	2,359	—
Total contractual obligations	$35,282	$886	$23,901	$9,545	$950

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $25 million principal amount of the Notes that were outstanding as of September 30, 2017.

Off‑Balance Sheet Arrangements

During three and nine months ended September 30, 2017 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $52.7 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the time that the unaudited consolidated financial statements for the quarter ended September  30, 2017 included in this report were completed, we did not have sufficient cash to fund our operations as currently and planned to be conducted through the third quarter of 2018 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. At September  30, 2017, we had approximately $52.7 million in aggregate cash, cash equivalents and marketable securities, and we have insufficient committed sources of additional capital to fund our operations as described in this Quarterly Report for more than a limited period of time. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the third quarter of 2018 without substantially curtailing our current and planned operations or obtaining additional financing. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

•	the cost of obtaining and maintaining regulatory clearance or approval for Eversense or future generations of Eversense;
•	the costs associated with developing and commercializing our products;
•	any change in our development priorities regarding our future generations of Eversense;
•	the revenue generated by sales of Eversense or future generations of Eversense;
•	the costs associated with expanding our sales and marketing infrastructure;
•	any change in our plans regarding the manner in which we choose to commercialize our products in the United States;
•	the cost of ongoing compliance with regulatory requirements;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

In June 2016, we issued secured Notes to Oxford and SVB, or the Lenders, in a private placement for aggregate gross proceeds of $15.0 million, pursuant to a Term Loan under our Amended and Restated Loan and Security Agreement that matures on June 1, 2020.  We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. In November 2016, we borrowed an additional $5 million upon the achievement of certain milestones, and in March 2017, we borrowed another $5 million upon the achievement of certain milestones. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. Our Amended and Restated Loan and Security Agreement with the Lenders also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of September 30, 2017. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

10.1*

Second Amendment to Amended and Restated Loan and Security Agreement, by and among Senseonics Holdings, Inc., Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of July 13, 2017.

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

SENSEONICS HOLDINGS, INC.

Date: October 31, 2017	By:	/s/ R. Don Elsey
R. Don Elsey
Chief Financial Officer
(Principal Financial Officer)