Form 10-K
period 2017-12-31
Senseonics Holdings, Inc.
filed 2018-03-13
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 001-37717

SENSEONICS HOLDINGS, INC.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 47-1210911

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer”, "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $112.2 million based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of March 12, 2018, 137,199,116 shares of common stock, $0.001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward‑looking, including but not limited to statements about:

•	the timing of, and our ability to obtain and maintain regulatory approval of, Eversense in the United States;
•	our ability to maintain regulatory approval of Eversense and Eversense XL in Europe;
•	the clinical utility of Eversense;
•	our ability to develop future generations of Eversense;
•	our ability to access our credit facilities in the future;
•	the timing and availability of data from our clinical trials;
•	the timing of our planned regulatory filings;
•	our future development priorities;
•	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
•	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to comply with applicable regulatory requirements;
•	our ability to maintain our intellectual property position;
•	our estimates regarding the size of, and future growth in, the market for CGM systems;
•	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
•	our estimates regarding our future expenses and needs for additional financing.

Forward-looking statements are based on our management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and our management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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

TRADEMARKS

"Senseonics," the Senseonics logo, Eversense, Eversense XL and other trademarks or service marks of Senseonics Holdings, Inc. appearing in this Annual Report are the property of Senseonics Holdings, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems, Eversense and Eversense XL,  are reliable, long-term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison to the traditional method of self-monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems. Our Eversense and Eversense XL systems are currently approved for sale in Europe and we submitted our pre-market approval, or PMA, application for Eversense to the U.S. Food and Drug Administration, or FDA, in October 2016. The FDA Clinical Chemistry and Clinical Toxicology Devices Panel is scheduled to review the PMA for Eversense on March 29, 2018. We intend to initiate commercial launch in the United States promptly following the receipt of PMA approval.

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2017 International Diabetes Federation, or IDF, Atlas, an estimated 425 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to grow to 629 million by 2045, driven primarily by growth in Type 2 diabetes and due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas. Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with Type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with Type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. In the next few years, we expect the growth in sales of CGM systems to be driven primarily by increased penetration of CGM in the Type 1 diabetic population.

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

We have designed Eversense and Eversense XL to continually and accurately measure glucose levels under the skin for up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. Eversense also includes additional safety features that warn the user before the occurrence of adverse events and provide distinct on-body vibrations in a number of situations, such as when low or high glucose levels are reached. We believe that Eversense provides a more convenient method of continuous glucose monitoring by providing longer duration, equal or superior accuracy, state of the art communications and analytical capabilities, on-body alarms and alerts and the convenience of being able to take the transmitter on and off with no loss of the sensor.

According to the National Diabetes Statistics Report, as of the end of 2015, there are approximately 23 million patients diagnosed with diabetes in the United States. We estimate that 6.9 million of these diabetes patients take insulin.

In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States for 90-day use. The FDA Clinical Chemistry and Clinical Toxicology Devices Panel is scheduled to review the PMA for Eversense on March 29, 2018.  We anticipate that an approval decision from the FDA might occur within two to four months following the panel. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including the logistics of convening the panel, the degree and nature of questions raised by the FDA in its review process, and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all.

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

Clinical Development and Regulatory Pathway

Overview

In support of our regulatory submissions, we have expended considerable resources designing, developing and refining a glucose monitoring system. We have completed both our European and U.S. pivotal trials. The Eversense and Eversense XL systems have received a CE Mark in Europe and are currently being sold commercially. Our Precise II U.S. pivotal trial was completed during 2016 and we submitted our PMA to the FDA in October 2016.

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

During the trial, 75 subjects underwent unilateral sensor insertions and 15 subjects underwent bilateral sensor insertions in the clinic and used Eversense’s smart transmitter and mobile app at home for the next 90 days. Subjects were blinded to the real-time glucose readings and trends during home-use and sensor readings were not used to adjust their treatment. Clinic visits were scheduled at approximately 30-day intervals in order to obtain lab reference glucose values for comparison with the sensor values and to evaluate hyperglycemic and hypoglycemic challenges in a controlled setting.

In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, we submitted a PMA application to the FDA to market Eversense in the United States for 90-day use. In connection with its review of the PMA, the FDA Clinical Chemistry and Clinical Toxicology Devices Panel is scheduled to review the PMA for Eversense on Thursday, March 29, 2018. We anticipate that an approval decision from the FDA might occur within two to four months following the panel. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including the degree and nature of questions raised by the FDA in its review process, and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.  We intend to pursue a Category I CPT code in the future.

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

Sensor

The sensor is designed to be inserted under the skin, either in the back of the upper arm or in the abdomen, and measures the glucose in the interstitial fluid. These glucose levels are then communicated wirelessly to the smart transmitter. We have designed the sensor to last up to 180 days, as compared to other currently available CGM sensors labeled for use for between five and fourteen days.

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

Future Product Development

Following the approval of Eversense and Eversense XL in Europe, we intend to continue to expand our line of product offerings to benefit both people with diabetes and healthcare providers. We expect these product development initiatives to include system modifications and next generation enhancements that we believe will further increase the convenience and appeal of our products to people with diabetes and healthcare providers.

Future developments include applying for a dosing claim, which would permit users to dose with insulin without first confirming the blood glucose measure via a fingerstick, submitting an IDE for a pediatric trial in the United States, launching the 180-day Eversense system in the United States, significantly reducing calibration requirements, continuing to improve accuracy, and initiating clinical trials for On-Demand, or “swipe”, technology for Type 1 users, and extending swipe technology to Type 2 users. Through our collaboration with TypeZero and Roche, we are also working on a closed loop diabetes management system that would allow users to automatically and sustainably maintain tight glucose control while avoiding hypoglycemia.

Sales and Marketing

We are utilizing third-party distributors for our commercial activities in Europe. We currently market Eversense in 14 European countries where there is an understanding and market acceptance of CGM. We have an exclusive arrangement with Rubin Medical for sales in Scandinavia. We have an exclusive arrangement with Roche Diabetes Care for sales in the rest of Europe, the Middle East and Africa, excluding Israel and Finland.

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

Distribution Agreement with Rubin Medical

              In September 2015, we entered into a distribution agreement with Rubin Medical, or Rubin, pursuant to which we granted Rubin the exclusive right to market, sell and distribute Eversense in Sweden, Norway and Denmark. Pursuant to the agreement, Rubin is obligated to purchase from us specified minimum volumes of Eversense components at pre-

determined prices, which are subject to potential amendment upon the occurrence of specified events. Rubin is responsible for the promotion, sale and distribution of Eversense in Sweden, Norway and Denmark at such prices as Rubin determines in its sole discretion, subject to specified exceptions.

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

              The distribution agreement is terminable by us upon 30 days' notice under a number of circumstances, including if Rubin fails to make required payments, Rubin competes with us or Rubin seeks to distribute Eversense outside of Sweden, Norway or Denmark. The agreement is terminable by Rubin upon 30 days' notice under a number of circumstances, including if we breach the warranties of the agreement, fail to obtain marketing approval or fail to satisfy our supply obligations. The agreement is terminable by either party if the other party fails to comply with marketing laws, violates the confidentiality or intellectual property protection provisions of the agreement, becomes insolvent, or becomes subject to specified convictions, injections or enforcement actions. The termination rights contained in the agreement generally are subject to an opportunity to cure. Further, we may terminate the agreement upon a change of control of our company, subject to us providing 180 days written notice and paying a specified termination fee to Rubin.

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

Reimbursement

Coverage in the United States

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. The Centers for Medicare and Medicaid Services, or CMS, established, effective 2008, Alpha-Numeric Healthcare Common Procedure Coding System codes that will be applicable to each of the components of Eversense. Recently Medicare adopted a national coverage determination with respect to one of the currently offered CGM systems. This national coverage determination was based on the decision by FDA to indicate the approved CGM system as a “non-adjunctive” device meaning that the user would not need to perform a confirmatory fingerstick prior to initiating treatment indicated by the information provided by the CGM system. Additionally, CMS does reimburse patients for the cost of certain related medical services such as data interpretation. Until such time as adequate coverage is extended by CMS and/or its contractors, as applicable, reimbursement of our products will generally be limited to customers covered by those third-party payors that have adopted policies recognizing coverage and reimbursement for

CGM devices. Currently most of the largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. These policies include varied requirements regarding patient condition and characteristics. Many of these coverage policies reimburse for CGM systems under durable medical equipment benefits, which are restrictive in nature and require the healthcare provider or supplier to comply with extensive documentation and other requirements. We intend to seek coverage for Eversense as a medical benefit, which could avoid some of these restrictions, although we may not be successful in doing so. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products.

We have received Category III CPT codes for the insertion and removal of Eversense. Following PMA approval, we intend to pursue a Category I CPT code.

We intend to commence negotiations with third-party payors in 2018. However, unless third-party and government payors provide coverage and adequate reimbursement for Eversense and the related insertion and removal procedures, people with diabetes might choose not to use our products on a widespread basis.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our future dependence on the commercial success of Eversense makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide coverage and adequate reimbursement for our products and the related insertion and removal procedures, our financial performance may be limited.

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

We have received certification from BSI, our Notified Body to the International Standards Organization, or ISO, for our quality system. This ISO 13485:2016 certification includes design control requirements. As a medical device manufacturer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality.

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

Research and Development

Our research and development team includes employees who specialize in chemistry, software engineering, electrical engineering, mechanical engineering and graphical user interface design, many of whom have considerable experience in diabetes-related medical devices. Our research and development team focuses on the products currently under development, including our clinical trials, as well as feasibility studies in which we are evaluating different design configurations to enhance product functionality for future generations of Eversense. Our research and development expenses were $30.1 million, $26.3 million and $18.3 million for the years ended December 31, 2017,  2016,  and 2015,  respectively.

Competition

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We expect to compete with well-capitalized companies, some of which are publicly-traded, that manufacture CGM systems including Dexcom,  Medtronic and Abbott. Each of these companies has received approval from the FDA to market their respective CGM system. Dexcom's Bluetooth-enabled CGM system is designed to be integrated with smartphones. Dexcom’s CGM system was approved by the FDA for marketing as a non-adjunctive device.

As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. We are aware of two companies, Medtronic and Tandem Diabetes Care, Inc., which have received FDA approval for CGM-integrated insulin pumps.

In addition to CGM providers, we will also compete with providers of traditional SMBG systems. Four companies currently account for substantially all of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; Abbott; and Asencia, a Panasonic Healthcare Holdings company.

We may also compete with companies, including Abbott, developing next generation real-time CGM or sensing devices and technologies, as well as several other companies that are evaluating non-invasive CGM products to measure a user's blood glucose level. For example, Abbott has commercialized its FreeStyle Libre Flash Glucose Monitoring System, which eliminates the need for routine fingersticks by reading glucose levels through a transcutaneous sensor that can be worn for up to 10 days in the United States and 14 days in Europe. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. The key competitive factors affecting the success of Eversense are likely to be: the accuracy, sensor duration, safety, convenience, adherence and price of treatment; the availability of coverage and reimbursement from government and other third-party payors; effective sales, marketing and distribution; brand awareness and acceptance by healthcare providers and people with diabetes; customer service and support and comprehensive education for people with diabetes and their healthcare providers; and rapid product innovation, including insulin pump integration.

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

Patents

As of December 31, 2017, we held a total of approximately 390 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 50 issued United States patents, 199 patents issued in countries outside the United States and 141 pending patent applications worldwide. Our patents expire between 2018 and 2036, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2038.

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

Also, the FDA may require us to conduct Post Approval Studies (post-market surveillance studies) or establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and applicable regulatory agencies enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in May 2018 and introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of our annual global revenue.  As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Federal Anti-Kickback and Self-Referral Laws

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all its relevant facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, or recommendations related to) federal healthcare covered business, the federal Anti-Kickback Statute has been implicated and potentially violated.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, criminal fines of up to $25,000 per violation,  possible exclusion from federal healthcare programs such as Medicare and Medicaid and other penalties. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or PPACA. Specifically, as noted above, under the federal Anti-Kickback Statute, the government must prove the defendant acted "knowingly" to prove a violation occurred. The PPACA added a provision to clarify that with respect to violations of the federal Anti-Kickback Statute, "a person need not have actual knowledge" of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

We plan to provide the initial training to patients necessary for appropriate use of our products either through our own diabetes educators or by contracting with outside diabetes educators that have completed an appropriate training course. Outside diabetes educators are reimbursed for their services at fair market value.

Noncompliance with the federal Anti-Kickback Statute could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and significant civil and criminal penalties, and integrity oversight and reporting obligations to resolve allegations of non-compliance.

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

Federal False Claims Act & HIPAA

The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring "qui tam" whistleblower lawsuits against companies under the federal False Claims Act. Penalties include fines ranging from $10,957 to $21,916 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines,  be excluded from Medicare, Medicaid or other federal or state healthcare programs, or be subject to integrity oversight and reporting obligations to resolve allegations of non-compliance, as a result of an investigation arising out of such action.

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

Additionally, HIPAA established two federal crimes for healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of either of these statutes is a felony and may result in fines, imprisonment, exclusion from Medicare, Medicaid or other federal or state healthcare programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance.

Civil Monetary Penalties Law

In addition to the federal Anti-Kickback Statute and the civil and criminal false claims laws, including the federal False Claims Act, the federal government has the authority to seek civil monetary penalties, or CMPs, assessments, and exclusion against an individual or entity based on a wide variety of prohibited conduct. For example, the Civil Monetary Penalties Law authorizes the imposition of substantial CMPs against an entity that engages in activities including, but not limited to: (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. Noncompliance can result in civil money penalties of up to $74,729 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

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

Physician Payments Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to the Secretary of Human Health Services financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in many states and foreign jurisdictions.

U.S. Healthcare Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example. in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. Due to these efforts, there is significant uncertainty regarding the future of the PPACA, and its continuing impact on the medical device industry.

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

Employees

As of December 31, 2017, we had 94 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our principal executive offices are located at 20451 Seneca Meadows Parkway, Germantown, Maryland 20876-7005 and our telephone number is (301) 515-7260. Our common stock is listed on the NYSE American under the symbol “SENS.”

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

Since our inception, we have incurred significant net losses, including net losses of $59.1 million, $43.9 million and $29.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $263.8 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in Europe.

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

We have no products that are approved for commercial sale in the United States and have limited commercialization experience in Europe. We have invested substantially all of our efforts and financial resources to the development of Eversense. Our ability to generate revenue from our products will depend heavily on their successful regulatory approval and commercialization of products in the United States, expanded commercialization of products in Europe and on continuing development of future generations of our Eversense system. The success of any products that we develop will depend on several factors, including:

•	receipt of timely marketing approvals from applicable regulatory authorities;

•	our ability to procure and maintain suppliers and manufacturers of the components of Eversense and future versions of Eversense;
•	launching U.S. commercial sales of Eversense, if approved for marketing;
•	market acceptance of Eversense by people with diabetes, the medical community and third-party payors;
•	our ability to obtain coverage and adequate reimbursement for Eversense and the related insertion and removal procedures;
•	our success in educating healthcare providers and people with diabetes about the benefits, administration and use of Eversense and future versions of Eversense;
•	the prevalence and severity of adverse events experienced with Eversense and future versions of Eversense;
•	the perceived advantages, cost, safety, convenience and accuracy of alternative diabetes management therapies;
•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for Eversense and otherwise protecting our rights in our intellectual property portfolio;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices; and
•	maintaining a continued acceptable accuracy, safety, duration and convenience profile of Eversense.

Whether regulatory approval will be granted in the United States is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Eversense's success in clinical trials will not guarantee regulatory approval. The FDA, or other comparable foreign regulatory authorities, may require that we conduct additional clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will grant us approval. If the FDA, or other comparable foreign regulatory authorities, require additional clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA, or other comparable foreign regulatory authorities, may not consider sufficient any additional required clinical trials, data or information that we perform and complete or generate.

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing Eversense or future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability to:

•	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
•	develop and introduce future generations of Eversense in a timely manner;
•	offer products at a price that is competitive with other products then available;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
•	obtain coverage and adequate reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and
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

Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales of Eversense in Europe and, if approved, the United States and expect to do so for the next several years. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers' services. As a result, access to coverage and adequate reimbursement for Eversense by third-party payors is essential to the acceptance of our products by people with diabetes. Similarly, healthcare providers may choose not to order a product unless third-party payors pay a substantial portion of the product.

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

We plan to seek private-payor reimbursement for Eversense and specific reimbursement code recognition for the insertion and removal procedures with national and regional third-party payors in the United States. While we also anticipate entering into contracts with third-party payors, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for people with diabetes to obtain coverage for Eversense. Failure to secure or retain coverage or adequate reimbursement for Eversense by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could negatively affect our business, financial condition and operating results.

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

As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. We are aware of two companies, Medtronic and Tandem Diabetes Care, Inc., which have received FDA approval for CGM-integrated insulin pumps.

In addition to CGM providers, we will also compete with providers of traditional SMBG systems. Four companies currently account for substantially all of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; Abbott; and Bayer Diabetes Care, which has agreed to merge with Panasonic Healthcare Holdings. We may also compete with companies, including Roche Diagnostics and Abbott, developing non-invasive CGM products. For example, Abbott has commercialized, in Europe, its FreeStyle Libre Flash Glucose Monitoring System, which eliminates the need for routine fingersticks by reading glucose levels through a transcutaneous sensor that can be worn for up to 10 days in the United States and 14 days in Europe. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

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

We have entered into a distribution agreement with Rubin to market Eversense in Sweden, Norway and Denmark and a distribution agreement with Roche to market Eversense in the rest of Europe, the Middle East and Africa (EMEA), excluding Scandinavia, Finland and Israel. Under these agreements, Rubin and Roche will generally be responsible for the promotion, sale and distribution of Eversense in the specified countries at such prices as they determine in their sole discretion. Although Rubin and Roche have the exclusive right to distribute Eversense in the covered countries, the agreements do not require Rubin or Roche to sell our products exclusively, and therefore, Rubin and Roche are free to sell products of our competitors. Because we are still relatively early in our European launch, we are not yet able to fully assess Rubin's and Roche’s performance in distributing Eversense in the covered countries, and it may take an extended period of time for us to accurately assess their performance under the agreements. Additionally, because the agreements with Rubin and Roche are exclusive, we will have limited ability to terminate the agreements or to contract with any other distributor for Europe, the Middle East and Africa, and therefore we may be entirely dependent on Rubin and Roche for sales in these countries. If Rubin or Roche fails to perform satisfactorily under the agreements, our ability to commercialize in these territories could be adversely affected.

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

As we increase our sales and marketing expenditures with respect to Eversense or future versions of Eversense, we will need to hire, train, retain and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as diabetes treatment techniques and technologies. Our success will depend largely on the competitive landscape for our products and the ability of our sales personnel to obtain access to healthcare providers and educate those healthcare providers on the benefits of Eversense, with the hope that they will recommend Eversense to people who intensively manage their diabetes. Recently hired sales representatives require training and take time to achieve full productivity. We cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will place significant burdens on our management team.

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

Based on our experience, complications from use of Eversense may include sensor errors, sensor failures or skin irritation under the adhesive dressing of the transmitter. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated side-effects result from the use of Eversense or future versions of Eversense, we could be subject to liability and our systems would not be widely adopted. Additionally, we have limited clinical experience with repeated use of our CGM system in the same patient or the same insertion site. We cannot assure you that long-term use would not result in unanticipated complications, even after the device is removed.

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

At the time that the audit of our consolidated financial statements for the year ended December 31, 2017 was completed, we did not have sufficient cash to fund our operations through December 31, 2018 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. At December 31, 2017, we had approximately $36.5 million in cash and cash equivalents and marketable securities, and we have insufficient committed sources of additional capital to fund our operations as described in this Annual Report for more than a limited period of time. We believe our existing cash, cash equivalents, and marketable securities, including the net proceeds from our recent convertible senior subordinated notes offering,  will be sufficient to fund our operations into the first quarter of 2019. The continued growth of our business, including the establishment of our sales and marketing infrastructure, and research and development activities will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

If we are unable to raise additional capital, we may not be able to establish and expand our sales and marketing infrastructure, enhance Eversense or future versions of Eversense, take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Moreover, we may be unable to meet our obligations under our convertible senior subordinated notes, the Loan and Security Agreement or other agreements, which could result in an acceleration of our obligation to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Any of these events could adversely affect our ability to achieve our strategic objectives, which could negatively effect on our business, financial condition and operating results.

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

We may not be able to generate sufficient cash to service our indebtedness.

Following our recent convertible senior subordinated notes offering, the principal amount of our total consolidated indebtedness is $76.3 million. Our obligations under the Amended and Restated Loan and Security Agreement with Oxford and SVB are secured by a first priority security interest in substantially all of our assets. Our Amended and Restated Loan and Security Agreement with Oxford and SVB also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of December 31, 2017. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The indenture governing our convertible senior subordinated notes contains restrictions that limit our ability to incur additional indebtedness.

        The indenture governing our convertible senior subordinated notes provides that, so long as at least 25% of the initial aggregate principal amount of the notes (including any notes issuable upon exercise of the underwriter’s overallotment option), remain outstanding, we shall not incur indebtedness in excess of $35,000,000, other than certain permitted indebtedness, and, that we shall not consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of our consolidated properties and assets to, another person, unless (i) the resulting, surviving or transferee person is a corporation organized and existing under the laws of the United States, any state thereof or the District of Columbia, and such corporation expressly assumes by supplemental indenture all of our obligations under the notes and the indenture; and (ii) immediately after giving effect to such transaction, no default or event of default has occurred and is continuing under the indenture. This covenant limits our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.

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

While we have completed our initial pivotal trials in Europe and the United States, we anticipate that we will need to conduct future clinical trials in order to develop new versions of our system. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, R. Don Elsey, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, Mirasol Panlilio, our Vice President and General Manager, Global Commercial Operations,  Mike Gill, our Vice President and General Manager, U.S. Region, and Lynne Kelley, our Chief Medical Officer, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain "key person" insurance for any of our executives or employees.

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

As of December 31, 2017, we had 94 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, regulatory affairs and sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, manufacturers and distributors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2017, we held a total of approximately 390 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 50 issued United States patents, 199 patents issued in countries outside the United States, and 141 pending patent applications worldwide. Our patents expire between 2018 and 2036, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2038. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We also have 12 pending U.S. trademark applications and eight pending foreign trademark applications, as well as four foreign trademark registrations.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, and civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

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

•

federal "sunshine" requirements imposed by the Patient Protection and Affordable Care Act of 2010, or the PPACA, on device manufacturers regarding any "transfer of value" made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1,105,241 per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission;

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

While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the PPACA was enacted in March 2010. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the PPACA:

•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research; and
•

implements payment system reforms including value-based payment programs, increased funding for comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the continuing resolution on appropriations for fiscal year 2018, recently signed by President Trump, delays the implementation of certain PPACA-mandated fees.

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

The PPACA imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013, which, due to subsequent legislative amendments, including the continuing resolution on appropriations for fiscal year 2018, signed by President Trump on

January 22, 2018, has been suspended thorough December 31, 2019. We do not believe that Eversense is currently subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service, or IRS, and the IRS may disagree with our analysis. In addition, future products that we manufacture, produce or import may be subject to this tax. The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

Risks Related to our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to our public offering in March 2016, there was no liquid market for our common stock. Although our common stock is listed on The NYSE American, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plan, upon the conversion of our convertible senior subordinated notes or otherwise will dilute our existing stockholders.

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

In addition, holders of our convertible senior subordinated notes who convert their notes on or after the date that is six months after the last date of original issuance of the notes but prior to February 1, 2021 (other than for a conversion in connection with a make-whole fundamental change), will receive in certain circumstances an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through February 1, 2021. Except for conversions occurring following the record date prior to the February 1, 2021 interest payment date, we will pay any interest make-whole payment by delivering shares of our common stock. The number of shares a converting holder will receive will be the number of shares equal to the amount of the interest make-whole payment to be paid to such holder, divided by the product of (x) 95% and (y) the simple average of the daily VWAP (as defined below) of the shares for the ten consecutive trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.

Our GAAP operating results could fluctuate substantially due to the accounting for the interest make-whole payment features of the notes.

Holders of our convertible senior subordinated notes who convert their notes prior to February 1, 2021 will, in certain circumstances, receive an interest make-whole payment. The interest make-whole payment feature of the notes is expected to be accounted for under Accounting Standards Codification 815, Derivatives and Hedging, or ASC 815, as an embedded derivative.

ASC 815 requires companies to bifurcate certain embedded derivatives from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have tentatively determined that we must bifurcate and account for the interest make-whole payment feature of the notes as an embedded derivative in accordance with ASC 815. We tentatively will record this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the notes. The derivative liability is expected to be remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. We expect we will estimate the fair value of these liabilities using a Monte Carlo simulation model.

We cannot predict the effect that the accounting for the notes will have on our future GAAP financial results, the trading of our common stock and the trading price of the notes, which could be material

We do not intend to pay cash dividends in the foreseeable future.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

 Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories.  As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We may be unable to utilize our federal net operating loss carryforwards to reduce our income taxes.

As of December 31, 2017, we had federal and state net operating loss, or NOL, carryforwards of $200.6 million, which, if not utilized, will begin to expire at various dates starting in 2018. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We will incur increased costs and demands upon management as a result of being a public company.

As a newly public company in the United States, we have begun to incur, and will continue to incur, significant additional legal, accounting and other costs, particularly after we cease to be an “emerging growth company.” These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE American, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE American. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

If we are unable to maintain proper and effective internal controls in the future, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE American, the SEC or other regulatory authorities.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NYSE American on March 18, 2016 under the symbol “SENS.” Beginning on December 23, 2015 through March 17, 2016 our common stock qualified for quotation on the electronic marketplace operated by OTC Markets Group, Inc. under the symbol "SENH." The following table sets forth for the periods indicate the high and low bid prices of our common stock on the electronic marketplace operated by OTC Markets Group, Inc. and the NYSE American. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2018
First Quarter (through March 12, 2018)	$3.26	$2.41

Year Ended December 31, 2017
First Quarter	$2.92	$1.79
Second Quarter	2.07	1.34
Third Quarter	3.22	1.75
Fourth Quarter	3.59	2.36

Year Ended December 31, 2016
First Quarter	$3.45	$2.53
Second Quarter	4.05	2.80
Third Quarter	4.24	3.00
Fourth Quarter	3.90	2.17

On March 12, 2018, the last reported bid price for our common stock was $3.16 per share.

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

Stockholders

As of March 12, 2018,  we had 137,199,116 shares of common stock outstanding held by 247 holders of record.

Performance Graph

The following graph compares the performance of our common stock since March 18, 2016, the date on which our common stock commenced trading on the NYSE American, with the NASDAQ Composite Index and the NASDAQ Healthcare Index. The comparison assumes a $100 investment on March 18, 2016 in our common stock, the stocks comprising the NASDAQ Composite Index and the NASDAQ Healthcare Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

In the fourth quarter of 2017, we issued 49,121 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

Item 6. Selected Consolidated Financial Data

The following selected statement of operations data for the years ended December 31, 2017, 2016 and 2015, and balance sheet data as of December 31, 2017 and 2016 is derived from our audited financial statements included within this Annual Report. The balance sheet data as of December 31, 2015 and 2014, and the statement of operations data for the year ended December 31, 2014 have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue, primarily from a related party	$6,373	$332	$38	$—
Cost of sales	9,758	660	—	—
Gross profit	(3,385)	(328)	38	—
Expenses:
Sales and marketing expenses	6,857	2,736	792	95
Research and development expenses	30,735	26,347	18,251	12,881
General and administrative expenses	15,336	13,022	9,807	5,726
Operating loss	(56,313)	(42,433)	(28,812)	(18,702)
Other income (expense), net:
Interest income	135	80	9	—
Interest expense	(3,099)	(1,602)	(1,100)	(191)
Other income	176	25	26	8
Net loss	(59,101)	(43,930)	(29,877)	(18,885)

Deemed dividend as a result of Series E preferred stock beneficial conversion feature	—	—	(407)	—
Net loss available to common stockholders	$(59,101)	$(43,930)	$(30,284)	$(18,885)

Basic and diluted net loss per common share	$(0.51)	$(0.49)	$(4.32)	$(9.89)
Basic and diluted weighted-average shares outstanding	115,975,402	89,243,853	7,002,317	1,908,587

	December 31,
	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,150	$13,047	$3,939	$18,923
Working capital	21,775	9,806	(2,371)	17,593
Marketable securities	20,300	7,291	—	—
Total assets	45,944	22,271	5,423	19,995
Notes payable, net of discount, including current portion	24,414	19,066	9,819	9,815
Total liabilities	38,677	27,148	15,120	12,082
Additional paid-in capital	270,953	199,751	151,019	138,673
Accumulated deficit	(263,823)	(204,722)	(160,792)	(130,915)
Total stockholders’ equity (deficit)	7,267	(4,877)	(9,697)	7,913

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems, Eversense and Eversense XL,  are reliable, long-term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self-monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems. Our Eversense and Eversense XL systems are currently approved for sale in Europe and we submitted our pre-market approval, or PMA, application for Eversense to the U.S. Food and Drug Administration, or FDA, in October 2016. The FDA Clinical Chemistry and Clinical Toxicology Devices Panel is scheduled to review the PMA for Eversense on March 29, 2018. We intend to initiate commercial launch in the United States promptly following the receipt of PMA approval.

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

On June 30, 2016 we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, pursuant to which we have borrowed an aggregate principal amount of $25.0 million. Under the terms of the agreement, we initially borrowed an aggregate of $15 million from Oxford and SVB on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In November 2016, we borrowed an additional $5 million upon the confirmation from Oxford and SVB that we received positive data in its U.S. pivotal trial of Eversense, and we submitted a PMA application for Eversense in the United States with the FDA. In March 2017, we borrowed an additional $5 million upon completion of the first commercial sale of our second-generation transmitter in the European Union. The agreement provides for monthly payments of interest only through December 31, 2017, followed by an amortization period of 30 months.

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

In January and February 2018, we completed an underwritten offering of an aggregate of $53.0 million of 5.25% convertible senior subordinated notes due 2023, or the 2023 Notes. Net proceeds from the issuance of the 2023 Notes were approximately $50.9 million after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

We have never been profitable and our net losses were $59.1 million, $43.9 million and $29.9 million for the years ended December 31, 2017,  2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit totaled $263.8 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Commercialization of Eversense

In May 2016, we received our CE mark for Eversense, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post-market surveillance activities. In June 2016, we commenced commercialization of Eversense in Sweden through our exclusive distribution agreement with Rubin Medical, or Rubin, which also has the right to distribute Eversense in Norway and Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region, including as the exclusive Scandinavian distributor for the insulin pump manufacturer Animas Corporation.

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

In September 2017, we received the CE Mark for Eversense XL, which is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. We are also developing Eversense Now, an application designed to remotely monitor the Eversense users' CGM data in real time. We expect to receive approval to market Eversense Now in Europe in the first half of 2018. All such commercialization and marketing activities remain subject to applicable government approvals.

United States Development of Eversense

In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States for 90-day use. The FDA Clinical Chemistry and Clinical Toxicology Devices Panel is scheduled to review the PMA for Eversense on March 29, 2018.  We anticipate that an approval decision from the FDA might occur within two to four months following the panel. However, the ultimate timing of PMA approval is uncertain and will depend on many factors, including the degree and nature of questions raised by the FDA in its review process and our ability to submit additional data or other information that adequately addresses questions raised by the FDA. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. We intend to pursue a Category I CPT code in the future.

We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio and seek regulatory approvals in other jurisdictions. Furthermore, we expect to continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Eversense and future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the year ended December 31, 2017, we generated product revenue from sales of the Eversense and Eversense XL systems in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense and Eversense XL in additional European and African countries throughout 2018. We expect our revenue from European product sales will increase as we ramp up our commercialization efforts through the remainder of 2018 and into 2019. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as other international markets. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Cost of Sales

We utilize contract manufacturers to produce Eversense. Cost of sales consists primarily of the components of Eversense and assembly, as well as reserves for warranty costs. Other cost of sales includes distribution-related expenses such as logistics and shipping costs of Eversense to Roche and Rubin for distribution in various regions in Europe, the Middle East, and Africa. We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to spread our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel who perform sales and marketing functions. Other significant costs include promotional materials and tradeshow expenses.

We anticipate that our sales and marketing expenses will increase in the future as we continue to expand our commercialization of Eversense.

Research and Development

The largest component of our total operating expenses has historically been research and development expenses. Research and development expenses consist of expenses incurred in performing research and development activities in developing Eversense, including our clinical trials and feasibility studies. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations, or CROs, and other consultants, and other outside expenses. Research and development costs are expensed as incurred.

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

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Clinical development	$4,700	$4,242	$4,145
Contract R&D and consulting	8,228	8,071	3,158
Contract fabrication and manufacturing	5,495	5,536	4,796
Personnel related	9,112	6,491	4,525
Other R&D expenses	3,200	2,007	1,627
Total R&D expenses	$30,735	$26,347	$18,251

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, accounting, business development, and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016.

	Year Ended
	December 31,		Period-to-
	2017	2016	Period Change
	(in thousands)
Revenue, primarily from a related party	$6,373	$332	$6,041
Cost of sales	9,758	660	9,098
Gross profit	(3,385)	(328)	(3,057)

Expenses:
Sales and marketing expenses	6,857	2,736	4,121
Research and development expenses	30,735	26,347	4,388
General and administrative expenses	15,336	13,022	2,314
Operating loss	(56,313)	(42,433)	(13,880)
Other income (expense), net:
Interest expense, net	(2,964)	(1,522)	(1,442)
Other income (expense)	176	25	151
Total other expense, net	(2,788)	(1,497)	(1,291)
Net loss	$(59,101)	$(43,930)	$(15,171)

Revenue

Our revenue increased to $6.4 million for the year ended December 31, 2017, compared to $0.3 million for the year ended December 31, 2016. This increase was due to a higher number of shipments of Eversense in 2017 to our distributor partners for distribution in Europe.

Cost of sales

Our cost of sales increased to $9.8 million for the year ended December 31, 2017, compared to $0.7 for the year ended December 31, 2016. This increase was due to increased manufacturing and distribution of Eversense to our distributor partners for distribution in Europe.

Gross profit was $(3.4) million and $(0.3) million for the years ended December 31, 2017 and 2016, respectively. Gross profit as a percentage of revenue, or gross margin, was (53.1)% and (101)% for the years ended December 31, 2017 and 2016, respectively.

Sales and marketing expenses

Sales and marketing expenses were $6.9 million for the year ended December 31, 2017, compared to $2.7 million for the year ended December 31, 2016, an increase of $4.1 million. The increase was primarily due to an increase in personnel and consulting related expenses of $3.6 million and an increase of $0.5 million of other sales and marketing expenses to support the expanded distribution of Eversense in Europe as well as in preparation for our potential U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $30.7 million for the year ended December 31, 2017, compared to $26.3 million for the year ended December 31, 2016, an increase of $4.4 million. The increase was primarily due to an increase in contract research and development and other expenses for future versions of Eversense of $1.8 million and a $2.6 million increase in personnel-related expenses.

General and administrative expenses

General and administrative expenses were $15.3 million for the year ended December 31, 2017, compared to $13.0 million for the year ended December 31, 2016, an increase of $2.3 million. The increase was primarily due to a $0.5 million increase in personnel and consulting related expenses, a $0.6 increase in recruiting and relocation costs, a $0.4 increase in information and technology spending for services to support our operations, and a $0.8 million increase in general spending.

Total other expense, net

Total other expense, net, for the year ended December 31, 2017 and 2016 was $2.8 million and $1.5 million, respectively, consisting primarily of interest expense on the Oxford and SVB notes.

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,		Period-to-
	2016	2015	Period Change
	(in thousands)
Revenue, primarily from a related party	$332	$38	$294
Cost of sales	660	—	660
Gross profit	(328)	38	(366)

Expenses:
Sales and marketing expense	2,736	792	1,944
Research and development expenses	26,347	18,251	8,096
General and administrative expenses	13,022	9,807	3,215
Operating loss	(42,433)	(28,812)	(13,621)
Other income (expense):
Interest expense, net	(1,522)	(1,091)	(431)
Interest income			—
Interest expense
Other income	25	26	(1)
Total other expense, net	(1,497)	(1,065)	(432)
Net loss	$(43,930)	$(29,877)	$(14,053)

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

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $59.1 million, $43.9 million and $29.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $263.8 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of December 31, 2017, we had cash and cash equivalents and marketable securities of $36.5 million. Under the terms of the Amended and Restated Loan and Security Agreement with the Lenders, we have borrowed an aggregate principal amount of $25.0 million. Under this debt facility, we initially borrowed an aggregate of $15 million from the Lenders on June 30, 2016. We used $11 million of the $15 million to retire existing loans with Oxford, including a final payment fee of $1 million. In each of November 2016 and March 2017, we borrowed an additional $5 million from the Lenders upon achieving certain milestones. The agreement provides for monthly payments of interest only through December 31, 2017, followed by an amortization period of 30 months.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2018 and beyond. Upon the completion of the audit of our consolidated financial statements for the year ended December 31, 2017, we did not have sufficient cash to fund our operations through the first quarter of 2018 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. The financial information throughout this Annual Report and the consolidated financial statements included elsewhere in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these statements do not include any adjustments that may result from the outcome of this uncertainty.

We expect our existing cash, cash equivalents, and marketable securities, including the net proceeds from our recent convertible senior subordinated notes offering, will enable us to fund our operations into the first quarter of 2019.

Indebtedness

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with the Lenders. Pursuant to the Amended and Restated Loan and Security Agreement, we have borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million, or the Tranche 1 Term Loan; $5.0 million, or the Tranche 2 Term Loan; and $5.0 million, or the Tranche 3 Term Loan. We refer to each of the tranches as a Term Loan, and collectively, the Term Loans. The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, we issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million, or the Notes, on June 30, 2016. We used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under our previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. On November 22, 2016, the funding conditions for the Tranche 2 Term Loan were satisfied; therefore we issued secured notes to the Lenders for aggregate gross proceeds of $5.0 million. On March 29, 2017, the funding conditions for the Tranche 3 Term Loan were satisfied; therefore we issued secured notes to the Lenders for aggregate gross proceeds of $5.0 million. The maturity date for all Term Loans is June 1, 2020, or the Maturity Date.

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consist of interest-only. Beginning on January 1, 2018, the monthly payments converted to payments of principal and monthly accrued interest, with the principal amount being amortized over the ensuing 30 months.

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

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock with an exercise price of $3.86,  $2.38, and $1.86 per share, respectively.

The Notes are collateralized by all of our consolidated assets. The Notes also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $526,208, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), we are also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method.

In January 2018, we issued $50.0 million in aggregate principal amount of 2023 Notes, and in February 2018, we issued an additional $3.0 million in aggregate principal amount of 2023 Notes. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The 2023 Notes will mature on February 1, 2023, unless earlier repurchased or converted. Payment of the principal of, and accrued and unpaid interest, if any, on the maturity date, and the fundamental change repurchase price of (excluding cash payable in lieu of delivering fractional shares of our common stock), the 2023 Notes is subordinated to the prior payment in full in cash or other payment satisfactory to the holders of senior debt, of all existing and future senior debt, which includes our indebtedness under the Amended and Restated Loan and Security Agreement with the Lenders and any refinancing thereof.

The 2023 Notes will be convertible into shares of our common stock at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. The conversion rate is initially 294.1176 shares of common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $3.40 per share of common stock), subject to customary adjustments. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of our common stock. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event.

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

We expect our existing cash, cash equivalents, and marketable securities, including the net proceeds from our recent convertible senior subordinated notes offering, will enable us to fund our operations into the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(55,739)	$(38,016)	$(25,465)
Net cash used in investing activities	(13,226)	(7,770)	(202)
Net cash provided by financing activities	72,068	54,894	10,683
Net increase (decrease) in cash and cash equivalents	$3,103	$9,108	$(14,984)

Net cash used in operating activities

Net cash used in operating activities was $55.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $59.1 million, partially offset by stock-based compensation expense of $4.0 million, other non-cash expenses of $0.8 million, and a net change in assets and liabilities of $1.4 million (consisting primarily of an increase in accounts payable, accrued expenses, deferred rent and other current liabilities and accrued interest of $6.2 million and decreases in prepaid expenses, deposits and other assets of $1.8 million,  inventory of $2.7 million and accounts receivable of $3.1 million).

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

Net cash used in operating activities was $25.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $29.9 million, partially offset by a net change in assets and liabilities of $2.8 million (consisting primarily of an increase in accounts payable and accrued expenses of $3.2 million, partially offset by an increase in prepaid expenses, deposits and other assets of $0.4 million), stock-based compensation expense of $1.4 million and depreciation expense of $0.1 million.

Net cash used in investing activities

Net cash used in investing activities was $13.2 million for the year ended December 31, 2017, and consisted of $33.2 million for the purchase of marketable securities and $0.3 million of capital expenditures for laboratory equipment, partially offset by $20.3 million for the sale of marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities was $72.1 million for the year ended December 31, 2017, and consisted primarily of the net proceeds of $66.9 million from the issuance of common stock, $5.0 million from notes payable and the issuance of warrants and $0.2 million from the exercise of stock options.

Net cash provided by financing activities was $54.9 million for the year ended December 31, 2016, and consisted primarily of the net proceeds of $45.7 million from our public offering of common stock in March 2016, the net proceeds of $9.0 million from the issuance of the Oxford and SVB note, and $0.2 million from the exercise of stock options.

Net cash provided by financing activities was $10.7 million for the year ended December 31, 2015, and consisted primarily of the net proceeds of $10.7 million from our issuance of Series E convertible preferred stock.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017.

	Payment due by period
					After
Contractual Obligations(1)	Total	2018	2019-2020	2021-2022	2022
	(in thousands)
Operating lease obligations	$3,445	$607	$1,240	$1,316	$282
Payments under corporate development agreement(2)	1,289	381	908	—	—
Principal payments under Notes(3)	25,000	10,000	15,000	—	—
Interest payments under Notes(3)	4,661	1,525	3,136	—	—
Total contractual obligations	$34,395	$12,513	$20,284	$1,316	$282

(1)

Table above does not include the 2023 Notes, which were issued subsequent to December 31, 2017.  The $53.0 million principal amount of the 2023 Notes is payable in full at maturity on February 1, 2023. The interest payment schedule for the 2023 Notes is as follows: $1.4 million,  $5.6 million,  $5.6 million and $1.4 million for 2018, 2019-2020, 2021-2022 and after 2022, respectively.

(2)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.

(3)

Represents the principal and interest payment schedule for the $25.0 million principal amount of the Oxford and SVB notes that were outstanding as of December 31, 2017.  For additional information, see “—Liquidity and Capital Resources—Indebtedness.”

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

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and date of any modification, and recognize stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award for those awards with service conditions only. For awards that also contain performance conditions, expense is recognized beginning at the time the performance condition is considered probable of being met over the remaining vesting period.

We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which requires management to apply judgment and make assumptions and estimates, including:

•	the fair value of our common stock;
•	the expected volatility of the price of our common stock;
•	dividend yields;
•	future employee turnover rates; and
•	future employee stock option exercise behaviors.

Options to purchase 5,673,544 and 2,464,011 shares were granted during the years ended December 31, 2017 and 2016, respectively.

We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends. The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on the daily closing prices of a peer group of comparable publicly traded companies in similar stages of development.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures. Pre-vesting forfeitures are based on our historical experience for the years ended December 31, 2017 and 2016and have not been material. Ultimately, the actual expense recognized over the vesting period will only represent those options that vest.

Our assumptions may differ from those used in prior periods, and changes in the assumptions may have a significant impact on the fair value of future equity awards, which could have a material impact on our consolidated financial statements. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs include compensation and benefits for research and development employees, including stock-based compensation, facilities expenses, depreciation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to CROs and other consultants, and other outside expenses.

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

Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-11, which requires that inventory accounted for under the first-in, first-out or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted the guidance in the first quarter of fiscal year 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We adopted the new standard on January 1, 2018 utilizing the full retrospective transition method. The adoption did not impact the amounts reported in our consolidated financial statements and there were no other significant changes impacting the timing or measurement of revenues or our business process and controls.

In February 2016, the FASB issued ASU 2016-02, guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We are currently evaluating the impact of adopting the guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-015, guidance on the classification of certain cash receipts and cash payments in the statements of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact of adopting the guidance will have on our consolidated statements of cash flows.

We have evaluated all other issued unadopted ASUs and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, balance sheets, or cash flows.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (b) the last day of our fiscal year ending December 31, 2019; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous six years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017,  2016 and 2015, we had cash and cash equivalents of $16.2 million, $13.0 million and $3.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rate on our Oxford and SVB notes and on our 2023 Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Senseonics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity (deficit) and consolidated statements of cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Tysons, VA

March 13, 2018

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,150	$13,047
Marketable securities	20,300	7,291
Accounts receivable, primarily from a related party	3,382	251
Inventory, net	2,991	477
Prepaid expenses and other current assets	2,092	365
Total current assets	44,915	21,431

Deposits and other assets	176	105
Property and equipment, net	853	735
Total assets	$45,944	$22,271

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,712	$3,070
Accrued expenses and other current liabilities	5,428	4,666
Notes payable, current portion	10,000	3,889
Total current liabilities	23,140	11,625

Notes payable, net of discount	14,414	15,177
Accrued interest	1,054	273
Other liabilities	69	73
Total liabilities	38,677	27,148

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 136,882,735 and 93,569,642 shares issued and outstanding as of December 31, 2017 and 2016	137	94
Additional paid-in capital	270,953	199,751
Accumulated deficit	(263,823)	(204,722)
Total stockholders' equity (deficit)	7,267	(4,877)
Total liabilities and stockholders’ equity (deficit)	$45,944	$22,271

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2017	2016	2015
Revenue, primarily from a related party	$6,373	$332	$38
Cost of sales	9,758	660	—
Gross profit	(3,385)	(328)	38

Expenses:
Sales and marketing expenses	6,857	2,736	792
Research and development expenses	30,735	26,347	18,251
General and administrative expenses	15,336	13,022	9,807

Operating loss	(56,313)	(42,433)	(28,812)
Other income (expense), net:
Interest income	135	80	9
Interest expense	(3,099)	(1,602)	(1,100)
Other income:	176	25	26

Net loss	(59,101)	(43,930)	(29,877)
Other comprehensive income (loss)	—	—	—
Total comprehensive loss	$(59,101)	$(43,930)	$(29,877)

Deemed dividend as a result of Series E preferred stock beneficial conversion feature	—	—	(407)
Net loss available to common stockholders	$(59,101)	$(43,930)	$(30,284)

Basic and diluted net loss per common share	$(0.51)	$(0.49)	$(4.32)
Basic and diluted weighted-average shares outstanding	115,975,402	89,243,853	7,002,317

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Series A		Series B		Series C		Series D		Series E				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2014	600	$6	1,202	$12	2,074	$21	19,777	$198	—	$—	1,962	$2	$138,673	44	$(84)	$(130,915)	$7,913
Sale of Series E preferred stock	—	—	—	—	—	—	—		2,712	27	—	—	10,606	—	—	—	10,633
Exercise of stock options for cash and vesting of RSAs	—	—	—	—	—	—	—	—	—	—	520	1	62	—	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,433	—	—	—	1,433
Reclassification of warrant liability	—	—	—	—	—	—	—	—	—	—	—	—	151	—	—	—	151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,877)	(29,877)
Effect of reverse merger and conversion of preferred stock to common stock	(600)	(6)	(1,202)	(12)	(2,074)	(21)	(19,777)	(198)	(2,712)	(27)	73,278	73	94	(44)	84	—	(13)
Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	75,760	$76	$151,019	—	$—	$(160,792)	$(9,697)
Initial Public Offering											17,239	17	44,557	—	—	—	44,574
Exercise of stock options for cash and vesting of RSAs	—	—	—	—	—	—	—	—	—	—	570	1	1,324	—	—	—	1,325
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,421	—	—	—	2,421
Issuance of warrants related to debt	—	—	—	—	—	—	—	—	—	—	—	—	430	—	—	—	430
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,930)	(43,930)
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	93,569	$94	$199,751	—	$—	$(204,722)	$(4,877)
Issued shares of common stock	—	—	—	—	—	—	—	—	—	—	42,461	42	66,819	—	—	—	66,861
Exercise of stock options for cash and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	853	1	286	—	—	—	287
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,993	—	—	—	3,993
Issuance of warrants related to debt	—	—	—	—	—	—	—	—	—	—	—	—	104	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,101)	(59,101)
Balance, December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	136,883	$137	$270,953	—	$—	$(263,823)	$7,267

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(59,101)	$(43,930)	$(29,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	227	155	118
Non-cash interest expense (debt discount and deferred costs)	453	252	77
Change in fair value of warrants	—	430	(46)
Stock-based compensation expense	3,993	2,421	1,433
Provision for lower of cost or net realizable value	226	—	—
Net realized gain on marketable securities	(128)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,131)	(250)	—
Prepaid expenses and other current assets	(1,727)	659	(314)
Inventory	(2,741)	(477)	—
Deposits and other assets	(71)	43	(89)
Accounts payable	4,642	1,817	3,232
Accrued expenses and other current liabilities	823	893	—
Accrued interest	781	(54)	—
Deferred rent	15	25	1
Net cash used in operating activities	(55,739)	(38,016)	(25,465)
Cash flows from investing activities
Capital expenditures	(345)	(479)	(202)
Purchases of marketable securities	(33,181)	(7,291)	—
Sales and maturities of marketable securities	20,300	—	—
Net cash used in investing activities	(13,226)	(7,770)	(202)
Cash flows from financing activities
Sale of Series E convertible preferred stock, net of costs	—	—	10,633
Repurchase shares as result of reverse merger	—	—	(12)
Proceeds from issuance of common stock, net of issuance costs	66,861	45,737	—
Proceeds from exercise of stock options	287	161	62
Proceeds from notes payable, net of costs	4,896	22,500	—
Proceeds from issuance of warrants	104	—	—
Repayments of notes payable	—	(12,500)	—
Deferred financing costs and discount of notes payable	—	(1,004)	—
Principal payments under capital lease obligations	(80)	—	—
Net cash provided by financing activities	72,068	54,894	10,683
Net increase (decrease) in cash and cash equivalents	3,103	9,108	(14,984)
Cash and cash equivalents, at beginning of period	13,047	3,939	18,923
Cash and cash equivalents, at end of period	$16,150	$13,047	$3,939

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,830	$893	$660

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

2.Liquidity

The Company's operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including planned significant research and development efforts, will require significant uses of working capital throughout 2018 and beyond.

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the Offering of $44.8 million (after deducting underwriters’ discounts and commissions of $2.7 million and additional offering related costs of $1.4 million). On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. Upon the achievement of certain milestones, the Company borrowed an additional $5 million in each of November 2016 and March 2017. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. On August 23, 2017, the Company effected the closing of its offering of 13,383,125 shares of its common stock at a price of $2.15 per share (the “August 2017 Offering”). The Company received aggregate net proceeds from the August 2017 Offering of $26.5 million. In January 2018, the Company issued $50.0 million in aggregate principal amount of convertible senior subordinated notes, and in February 2018, the Company issued an additional $3.0 million in aggregate principal amount of convertible senior subordinated notes (collectively, the “2023 Notes”) upon the partial exercise of the underwriters’ over-allotment option.  Management has concluded that, based on the Company’s current operating plans,  its existing cash, cash equivalents, and marketable securities available for sale will not be sufficient to meet the Company’s anticipated operating needs through the first quarter of 2019. Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through March 2019, the Company believes that doubt about the Company’s ability to continue as a going concern exists. The Company’s auditors have also included explanatory language in their opinion that substantial doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company has financed its operating activities through the sale of equity and equity-linked securities and the issuance of debt. The Company plans to continue financing its operations with external capital. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its commercialization, research and development and other operating activities, the Company may be required to delay or suspend operations, enter into collaboration agreements with partners that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the product development process than is currently intended, merge or consolidate with other entities, or liquidate.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. A portion of the notes payable are classified as long-term in the accompanying consolidated balance sheet as of December 31, 2017 and 2016. The terms of the notes include a subjective acceleration clause which management deems as remote. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet the Company’s obligations as they become due.

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements reflect the accounts of Senseonics Holdings and its wholly-owned subsidiary Senseonics. All intercompany transactions and balances have been eliminated in consolidation.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2017, 2016 and 2015, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents and Concentration of Credit Risk

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

Concentration of revenues and customers

At any given time, the Company’s trade receivables are concentrated among a small number of principal customers. If any of the Company’s customers fail to perform their obligations under the terms of these financial instruments, the Company’s maximum exposure to potential losses would be equal to amounts reported on its consolidated balance sheets.

During the years ended December 2017 and 2016, the Company derived 100  percent of its total revenue from two customers.  During the year ended December 2017, the Company derived 92 percent of its total revenue from one of those two customers. Total revenues from those customers were as follows (in thousands):

	December 31,
	2017	2016
Roche Diabetes Care (related party)	$5,844	$247
Rubin Medical	517	85
	6,361	332

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

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out. The Company periodically reviews inventory to determine if a write down is necessary for inventory that has become obsolete, inventory that has a cost basis less than net realizable value, and inventory in excess of future demand taking into consideration the product shelf life.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which is between three to five years for laboratory equipment, between five to seven years for office furniture and equipment, and the shorter of lease term or useful life for leasehold improvements. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment in 2017, 2016 and 2015.

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

Cost of Sales

The Company uses third-party contract manufacturers to manufacture Eversense and related components and supplies. Cost of sales includes raw materials, contract manufacturing service fees, reserves for expected warranty costs, reserves for inventory valuation, scrap, and shipping and handling expenses associated with product delivery.

Shipping and Handling Expenses

Shipping and handling expenses associated with product delivery are included within cost of sales in the Company’s consolidated statements of operations.

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

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of stock-option awards. Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the fair value of the Company’s common stock, future volatility of the Company’s stock price, dividend yields, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can affect the fair value estimate.

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

Since the Company had net operating loss (“NOL”) carryforwards as of December 31, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of December 31, 2017 and 2016.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term notes payable approximates their carrying value. The fair values of our marketable investments are reported in Note 15—Fair Value Measurements.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares was 20,840,926,  16,574,761 and 14,261,768 at December 31, 2017, 2016 and 2015, respectively, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted loss per share, as follows:

	December 31,
	2017	2016	2015
Common stock options	16,413,840	11,389,773	9,251,164
Stock purchase warrants	4,427,086	5,184,988	5,010,604
Total anti-dilutive outstanding	20,840,926	16,574,761	14,261,768

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

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new standard on January 1, 2018 utilizing the full retrospective transition method. The adoption did not impact the amounts reported in the Company’s consolidated financial statements and there were no other significant changes impacting the timing or measurement of revenues or the Company’s business process and controls.

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

In August 2016, the FASB issued ASU 2016-15, guidance on the classification of certain cash receipts and cash payments in the statements of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the impact of adopting the guidance will have on its consolidated statements of cash flows.

The Company has evaluated all other issued unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of operations, balance sheets, or cash flows.

4.Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$5,990	$—	$—	$5,990
Corporate debt securities	14,310	—	—	14,310
Total	$20,300	$—	$—	$20,300

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$1,201	$—	$—	$1,201
Corporate debt securities	6,090	—	—	6,090
Total	$7,291	$—	$—	$7,291

At December 31, 2017 and 2016, all marketable securities available-for-sale had contractual maturities of less than one year and are classified as current assets on the consolidated balance sheets.

5.Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$375	$477
Work-in-process	2,150	—
Raw materials	466	—
Total	$2,991	$477

6.Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Clinical and preclinical	$35	$27
Contract manufacturing	1,601	64
Marketing	93	34
Software	214	74
Insurance	77	98
Other	20	—
Total prepaid expenses	2,040	297
Other current assets	48	63
Interest receivable	4	5
Total prepaid expenses and other current assets	$2,092	$365

7.Property and Equipment, net

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$1,019	$780
Office furniture and equipment	87	58
Leased equipment	159	159
Leasehold improvements	628	551
	1,893	1,548
Less: Accumulated depreciation	(1,040)	(813)
Property and equipment, net	$853	$735

Depreciation expense,  including amortization of property and equipment acquired under capital leases,  for the years ended December 31, 2017, 2016, and 2015 was $227,266,  $154,722, and $118,174, respectively, and is recorded within the administrative expenses in the consolidated statements of operations. Gross assets recorded under capital leases were $159,000 as of December 31, 2017 and 2016. Accumulated depreciation associated with capital leases was $34,157 and $10,400 as of December 31, 2017 and 2016, respectively. The Company disposed of $0,  $0,  and $143,155 of fully depreciated property and equipment in 2017, 2016, and 2015, respectively.

8.Other Balance Sheet Details

Accrued expenses and other current liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Contract manufacturing	$1,209	$1,328
Compensation and benefits	2,209	1,803
Product warranty	813	78
Legal	627	314
Audit and tax related	315	320
Clinical and preclinical	55	500
Other	200	323
Total accrued expenses and other current liabilities	$5,428	$4,666

9.Commitments and Contingencies

The Company leases approximately 33,000 square feet of research and office space under a non-cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five-year term. Rent expense is recognized on a straight-line basis and was $623,537,  $544,504 and $386,438 for the years ended December 31, 2017, 2016 and 2015, respectively. The contractually required cash payments under this lease at December 31, 2017 are as follows (in thousands):

2018	$607
2019	611
2020	629
2021	648
2022	668
2023	282
Total minimum lease payments	$3,445

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $1.2 million and $470,000 during the years ended December 31, 2017 and 2016, respectively. There were approximately $1.3 million of future minimum payments under this commitment at December 31, 2017.

10.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in 2017,  2016 or 2015.

11.Notes Payable and Stock Purchase Warrants

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company has borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); and $5.0 million (“Tranche 3 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford, dated as of July 31, 2014, including the applicable final payment fee due thereunder of $1 million. The Company borrowed the Tranche 2 Term Loan in November 2016 upon the Lenders’ confirmation that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company filed a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company borrowed the Tranche 3 Term Loan in March 2017 upon the Lenders’ confirmation that the Company completed its first commercial sale of its second-generation transmitter in the European Union. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consisted of interest-only through December 31, 2017. In January 2018, the Company began to make monthly principal payments that will continue until the Maturity Date.

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock with an exercise price of $3.86,  $2.38 and $1.86 per share, respectively, to the Lenders.

The Notes are collateralized by all of the Company’s consolidated assets. The Notes also contain certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $568,648 that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $526,208, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method.

The following are the scheduled maturities of the Oxford and SVB notes as of December 31, 2017:

2018	$10,000
2019	10,000
2020	5,000
Total	$25,000

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

12.Stockholders’ Equity (Deficit)

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

Common Stock

At December 31, 2017, the Company had authorized 250,000,000 shares of common stock and 136,882,735 shares of common stock were issued and outstanding.

Preferred Stock

As of December 31, 2017 and 2016, the Company’s authorized capital stock included 5,000,000 shares and 0 shares of undesignated preferred stock, par value $0.001 per share, respectively. No shares of preferred stock were outstanding as of December 31, 2017 or 2016.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The fair value of the warrants, which the Company estimated to be $526,208, was recorded as a discount to the Notes. These warrants expire on June 30, 2026,  November 22, 2026 and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the years ended December 31, 2017, 2016 and 2015, the

Company recorded amortization of discount of debt of $230,196,  $110,136,  and $72,229,  respectively, within interest expense in the accompanying statement of operations.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under its amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2017,  2,554,921 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2018, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 7,345,816 shares.

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

Fair value is estimated at each grant date using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2017				2016				2015
Expected term of options			6.5	years			6.5	years			6.5	years
Expected volatility rate	60.66	-	75.43%		58.99	-	61.39%		54.02	-	54.25%
Risk-free rate	1.90	-	2.30%		1.40	-	2.30%		0.70	-	1.90%
Expected dividend yield			0%				0%				0%

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

Due to a lack of a public market for the Company’s common stock for an extended period of time, the Company utilized comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures. Pre-vesting forfeitures are based on the Company’s historical experience for the years ended December 31, 2017 and 2016 and have not been material.

Employee stock-based compensation expense for employee granted stock options was $4.1 million, $3.6 million and $1.4 million for the years ended December 31, 2017 and 2016 and 2015, respectively, classified as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Sales and marketing	$509	$202	$—
Research and development	930	518	462
General and administrative	2,659	2,865	972
Total stock-based compensation	$4,098	$3,585	$1,434

Stock-based compensation expense for restricted stock awards was $0.3 million, $1.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, all of which was classified as administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2017, there was $8.9 million and $49,000 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards,  respectively, which is expected to be recognized over a weighted average period of 2.75 and 1.0 years, respectively.

Stock option activity under the Plans during the years ended December 31, 2017 and 2016 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)

Options outstanding as of December 31, 2015	9,251	$0.74
Options granted	2,464	$3.09
Options exercised	(269)	$0.60
Options canceled/forfeited	(57)	$1.43
Options outstanding as of December 31, 2016	11,389	$1.26
Options granted	5,674	$2.24
Options exercised	(509)	$0.64
Options canceled/forfeited	(159)	$2.47
Options outstanding as of December 31, 2017	16,395	$1.61	7.20

Options vested and expected to vest as of December 31, 2017	16,395	$1.61
Options exercisable as of December 31, 2017	8,589	$1.18	5.85

The weighted average grant-date fair value of stock option awards granted in 2017,  2016 and 2015 was $1.36, $1.76 and $1.02 per share, respectively.

For the years ended December 31, 2017, 2016 and 2015, 508,625,  268,670 and 121,150 options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $985,957,  $669,997, and $123,224,  respectively.

The total fair value of options that vested during 2017 and 2016 were approximately $3.6 million and $1.5 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2017 was $13.4 million. The aggregate intrinsic value of stock options outstanding at December 31, 2017 was $18.6 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2017.

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

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2017 and 2016 was $1.25  and $1.11 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised and forfeited/cancelled for the year ended December 31, 2017 were $1.20,  $0.60 and $1.41 per share, respectively.

Restricted Stock Awards

The Company issued 398,525 shares of restricted stock to the chairman of the Company’s board of directors (the “Chairman”) in December 2015, half of which were vested upon grant and half of which vested upon the completion of the Offering, pursuant to an agreement between the Company and the Chairman, as described in greater detail in Note 14. In June 2016, the Company issued a fully vested restricted stock award for 300,000 shares of common stock to the Chairman to settle the outstanding obligations under the agreement. The Company recognized stock-based compensation expense of $1.2 million in the year ended December 31, 2016, related to the grant and vesting of this restricted stock.

The Company issued 76,780 shares of fully vested restricted stock in lieu of cash payment to members of the board of directors and consultants for services performed during 2017. Additionally, the Company granted 23,450 shares of restricted stock, which vest on a straight-line basis over the requisite service period, to an employee in lieu of cash payment for services performed while employed by the Company.

A summary of the Company’s Restricted Stock Awards as of December 31, 2017 is presented below:

		Weighted-
	Number	Average
	of Shares	Grant Price

Restricted Stock Awards nonvested at December 31, 2016	—
Granted	100,230	$2.79
Vested	81,469	$2.83
Cancelled and forfeited	—	$—

Restricted Stock Awards nonvested at December 31, 2017	18,760	$2.62
Vested and expected to vest at December 31, 2017	18,760	$2.62

For the year ended December 31, 2017, the weighted average share price on date of exercise for restricted stock awards was $2.83.

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

Prior to their conversion to common stock in connection with the Acquisition, all series of preferred stock were equity classified.  The holders of preferred stock were entitled to receive dividends as may be declared by the board of directors. The Company did not declare or otherwise recognize any preferred stock dividends during the years ended December 31, 2017 or 2016.

Pursuant to the terms of the Acquisition (i) all outstanding shares of common stock of Senseonics, Incorporated $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975 ), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, Incorporated and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock or preferred stock of Senseonics, Incorporated were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio. As a result, the Company did not have any shares of preferred stock issued or outstanding as of December 31, 2017 or 2016.

13.Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets.  The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
Deferred income tax assets (Liabilities )	2017	2016

Net operating loss carryforwards	$54,748	$56,425
Capitalized start-up costs	13,229	20,483
R&E credit carryforwards	6,680	5,533
Stock based compensation	1,508	1,290
Other	265	27
Deferred income tax assets	76,430	83,758
Valuation allowance	(76,430)	(83,758)
Net deferred income tax assets (liabilities)	$—	$—

The net change in valuation allowance for the years ended December 31, 2017 and 2016 was a net decrease of $7.3 million and a net increase of $18.1 million, respectively.

The decrease in valuation allowance of $7.3 million is primarily due to net losses and credits incurred in 2017, 2016 and 2015. This decrease in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. Capitalized start-up costs represent expenses incurred in the organization and start-up of the Company. For U.S. federal and state tax purposes, start-up and organizational costs incurred before October 22, 2004 will be amortized over sixty months and those incurred on and after October 22, 2004 will be amortized over one hundred and eighty months beginning in the current year. At December 31, 2017, the Company had NOL carryforwards of $201.5 million and had research and experimental credit carryforwards of $7.0 million. These carryforwards will expire in varying amounts between 2018 and 2036. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years. No income tax benefit was recognized in the Company’s Statement of Operations for stock-based compensation arrangements due to the Company’s net loss position.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended
	December 31,
	2017	2016	2015
Tax at U.S. Federal Statutory rate	34.00%	34.00%	34.00%
State taxes, net	5.15	5.45	5.45
Research and development credit	1.79	1.82	2.01
Tax reform	(52.54)	—	—
Other non-deductible items	(0.86)	0.07	(1.05)
Increase (decrease) in valuation allowance	12.46	(41.34)	(40.41)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate used to calculate deferred tax liabilities and assets as of December 31, 2016 was 34%. The Tax Cuts and Jobs (the “Act”) was enacted into law as of December 22, 2017. Among other provisions, the Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company's deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. As a result of the tax rate, our deferred tax assets were decreased by $30.8 million and the valuation allowance was decreased by the same amount, resulting in no net tax expense.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The accounting is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed in late 2018.

A breakdown of the Company’s uncertain tax position during 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Gross unrecognized tax benefit at beginning of year	$1,383	$1,174	$1,025
Increase from tax positions taken in prior years	22	9	—
Increase from tax positions in current year	265	200	149
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations / expiration	—	—	—
Gross unrecognized tax benefit at end of year	$1,670	$1,383	$1,174

As of December 31, 2017, 2016 and 2015 the Company had uncertain tax positions totaling $1.7 million, $1.4 million, and $1.2 million, respectively. The Company did not incur any penalties or interest payable to taxing authorities in 2017, 2016 and 2015.

The Company’s U.S. Federal and state income tax returns from 1998 to 2016 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

14. Related Party Transactions

Roche Holding A.G, through their ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. For the years ended December 31, 2017 and 2016, revenues from Roche were $5.8 and $0.3 million, respectively, and amounts due from them were $3.3 million and $0.2 million, respectively.

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

As described in Note 11, on December 7, 2015, the Company entered into a note purchase agreement with a stockholder, Energy Capital, pursuant to which the Company could borrow an aggregate principal amount of up to $10.0 million from Energy Capital. During the year ended December 31, 2016, the Company borrowed an aggregate of $2.5 million from Energy Capital under the facility, which was repaid in full in 2016 and the facility was terminated.

15. Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The fair value of money market funds was derived from quoted prices in active markets for identical assets. The valuation technique used to measure the fair value of the Company’s debt instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$4,706	$4,706	$—	$—
Government and agency securities	7,987	—	7,987	—
Corporate debt securities	17,708	—	17,708	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$10,601	$10,604	$—	$—
Government and agency securities	1,201	—	1,201	—
Corporate debt securities	6,589	—	6,589	—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in 2017,  2016, and 2015.

16.Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal 2017 and 2016 is presented in the following table (in thousands, except per share data):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2017:
Revenue, primarily from a related party	$553	$814	$2,097	$2,909
Gross profit	$(492)	$(900)	$(860)	$(1,133)
Operating expenses	$11,905	$10,741	$15,745	$14,537
Operating loss	$(12,397)	$(11,641)	$(16,605)	$(15,670)
Net loss	$(13,073)	$(12,374)	$(17,379)	$(16,275)
Basic and diluted net loss per share (1)	$(0.14)	$(0.12)	$(0.13)	$(0.12)

2016:
Revenue, primarily from a related party	$—	$19	$37	$276
Gross profit	$—	$(15)	$(77)	$(236)
Operating expenses	$10,928	$11,535	$10,435	$9,207
Operating loss	$(10,928)	$(11,550)	$(10,512)	$(9,443)
Net loss	$(11,216)	$(11,861)	$(10,887)	$(9,965)
Basic and diluted net loss per share (1)	$(0.15)	$(0.13)	$(0.12)	$(0.11)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

17.  Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $0, $40,000 and $0 as of December 31, 2017, 2016 and 2015, respectively. These amounts are reported on the consolidated balance sheets within accrued and other liabilities and other noncurrent liabilities. The Company believes, based upon information it currently possesses and considering established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company's consolidated financial statements.

18. Subsequent Events

Convertible Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of convertible senior subordinated notes, and in February 2018, the Company issued an additional $3.0 million in aggregate principal amount of convertible senior subordinated notes (collectively, the “2023 Notes”). The 2023 Notes are general, unsecured, senior subordinated obligations of the Company and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The 2023 Notes will mature on February 1, 2023, unless earlier repurchased or converted. Payment of the principal of, and accrued and unpaid interest, if any, on the maturity date, and the fundamental change repurchase price of (excluding cash payable in lieu of delivering fractional shares of our common stock), the 2023 Notes is subordinated to the prior payment in full in cash or other payment satisfactory to the holders of senior debt, of all existing and future senior debt, which includes the Company’s indebtedness under the Amended and Restated Loan and Security Agreement with the Lenders and any refinancing thereof.

The 2023 Notes will be convertible into shares of the Company’s common stock at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. The conversion rate is initially 294.1176 shares of common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $3.40 per share of common stock), subject to customary adjustments. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of our common stock. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event.

If the Company undergoes a “fundamental change,” holders of the 2023 Notes may require the Company to repurchase for cash all or any portion of their 2023 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Third Amendment to Amended and Restated Loan Agreement

In connection with the issuance of the 2023 Notes, on January 25, 2018, the Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement (the “Amendment”), by and among the Lenders, the Company and Senseonics, Incorporated (the “Borrowers”) pursuant to which the Borrowers and the Lenders agreed to amend the Amended and Restated Loan and Security Agreement to, among other things, permit the issuance of the 2023 Notes and pursuant to which the Borrowers agreed to grant the Lenders a security interest in certain copyrights, trademarks and patents of the Borrowers to secure the obligations of the Lenders under the Amended and Restated Loan and Security Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of March 12, 2018. There are no family relationships among any of our directors or executive officers.

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

Name	Age	Position
Executive Officers:
Timothy T. Goodnow, Ph.D.	56	President, Chief Executive Officer and Director
R. Don Elsey	64	Chief Financial Officer, Secretary and Treasurer
Mukul Jain, Ph.D.	45	Chief Operating Officer
Mirasol Panlilio	53	Vice President & General Manager, Global Commercial Operations
Lynne Kelley, M.D., FACS	55	Chief Medical Officer
Michael J. Gill	48	Vice President & General Manager, U.S. Region
Non-Management Directors:
Stephen P. DeFalco	56	Chairman of the Board of Directors
M. James Barrett, Ph.D.	75	Director
Steven Edelman, M.D.	62	Director
Edward J. Fiorentino	59	Director
Peter Justin Klein, M.D., J.D.	40	Director
Douglas S. Prince	64	Director
Douglas A. Roeder	47	Director

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

Mirasol Panlilio

Ms. Panlilio was appointed as our Vice President and General Manager Global Commercial Operations in June 2017. Prior to that, Ms. Panlilio served as Vice President, Global Sales and Marketing from December 2015 to June 2017. Ms. Panlilio served as the Vice President, Global Sales and Marketing of Senseonics, Incorporated from June 2014 to December 2015. Prior to joining Senseonics, Incorporated, Ms. Panlilio served as Vice President, Global Marketing and Sales at Viveve, Inc. from October 2012 to May 2014, an Independent Marketing Consultant at MGP Retail Consulting, LLC from May 2011 to June 2014, Vice President of Sales and Marketing for Arkal Medical, Inc. from 2010 to May 2011 and Vice President of Marketing and Sales at VeraLight, Inc. from 2007 to 2010. From 2003 to 2007, Ms. Panlilio worked at Abbott Diabetes Care. Ms. Panlilio received her B.S. in business administration from San Jose State University.

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

Michael J. Gill

Mr. Gill was appointed as our Vice President and General Manager, U.S. Region in April 2017. Prior to joining our company, Mr. Gill served in various positions at Medtronic, Inc., a medical technology and services company, from 1999 to August 2016, most recently as Vice President Americas Region, Intensive Insulin Management Business from 2008 to August 2016. Mr. Gill received his B.S. from the University of New York at Buffalo.

Non-Management Directors

Stephen P. DeFalco

Mr. DeFalco was elected as a director and our chairman in December 2015. Mr. DeFalco served as chairman of the Senseonics, Incorporated board of directors from June 2010 to December 2015 and served as Senseonics, Incorporated's interim Chief Executive Officer from June 2010 to March 2011. From October 2011 until January 2018, Mr. DeFalco served as the Chief Executive Officer of Crane & Co, Inc., a global technology company, and also served on its board of directors. Previously, from May 2005 to July 2010, he served as the Chief Executive Officer and on the board of directors of MDS, Inc., a public life sciences company. Mr. DeFalco received his M.B.A. from the Massachusetts Institute of Technology—Sloan School of Management, his M.S.E.E. from Syracuse University and his B.S.M.E. from the Massachusetts Institute of Technology. Our board of directors believes that Mr. DeFalco's leadership, executive, managerial and business experience with life sciences companies qualifies him to serve as a director of our company.

M. James Barrett, Ph.D.

Dr. Barrett was elected to our board of directors in December 2015. Dr. Barrett founded Senseonics, Incorporated and served as a member of the board of directors of Senseonics, Incorporated from November 1996 to December 2015. He served as the Chief Executive Officer of Senseonics, Incorporated from 1997 to 2001. He currently serves as a General Partner of New Enterprise Associates, or NEA, a venture capital firm, where he specializes in biotechnology and works with members of NEA's healthcare investment group on medical devices, healthcare information systems and healthcare services companies. Prior to joining NEA and Senseonics, Incorporated, he led three NEA-funded companies, serving from 1987 to 1995 as Chairman and Chief Executive Officer at Genetic Therapy, Inc. and from 1982 to 1987 as President and Chief Executive Officer at Life Technologies, Inc. and its predecessor, Bethesda Research Laboratories, Inc. Previously, Dr. Barrett worked at SmithKline Beecham Corporation, where he held a variety of positions, including President of its In Vitro Diagnostic Division and President of SmithKline Clinical Laboratories. He currently serves on the boards of directors of the publicly-held life sciences companies GlycoMimetics, Inc., Clovis Oncology, Inc., and Proteostasis Therapeutics, Inc. In the past five years, he has served on the boards of directors of the publicly traded companies Roka Bioscience, Inc., Amicus Therapeutics, Inc., Inhibitex, Inc. (acquired by Bristol-Myers Squibb Co.), Loxo Oncology, Inc., Targacept, Inc., YM Biosciences, Inc. and Zosano Pharma Corporation. Dr. Barrett received his Ph.D. in biochemistry from the University of Tennessee, his M.B.A. from the University of Santa Clara and his B.S. from Boston College. Our board of directors believes that Dr. Barrett's experience overseeing NEA's investments in biotechnology, serving as a member of the board of directors of other public companies, prior senior management experience, including as President and Chief Executive Officer of biopharmaceutical companies, and his strong capital markets experience qualify him to serve as a director of our company.

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

Edward J. Fiorentino

Mr. Fiorentino was elected to our board of directors in December 2015. Mr. Fiorentino served on the Senseonics, Incorporated board of directors from March 2012 to December 2015. Since March 2016, Mr. Fiorentino has served as Chairman and Chief Executive Officer of TerSera Therapeutics, a specialty pharmaceutical company. Since August 2013, Mr. Fiorentino has served as Chairman and Chief Executive Officer of Crealta Pharmaceuticals, a specialty pharmaceutical company. From March 2009 to June 2013, he was the Chief Executive Officer of Actient

Pharmaceuticals. Prior to Actient, Mr. Fiorentino served in various positions at Abbott Laboratories, including Corporate Vice President of Pharmaceutical Commercial Operations, for more than 20 years. He also previously served as Senior Vice President and President of Abbott Diabetes Care and was Executive Vice President of TAP Pharmaceuticals. Mr. Fiorentino received his B.S. in Business Administration from the State University of New York and his M.B.A. from Syracuse University. Our board of directors believes that Mr. Fiorentino's substantial healthcare and pharmaceutical experience qualifies him to serve as a director of our company.

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

Douglas S. Prince

Mr. Prince was elected to our board of directors in December 2015. Mr. Prince served on the Senseonics, Incorporated board of directors from February 2015 to December 2015. Mr. Prince served as the Chief Financial Officer of Crane & Co. Inc., a global technology company, from February 2013 to January 2018. Prior to Crane & Co., from October 2010 to January 2013, Mr. Prince served as the Chief Financial Officer of Northern Power Systems Corp., an energy technology company. From 2007 to 2010, Mr. Prince served as Chief Financial Officer of MDS Inc., a public life sciences company. Mr. Prince received his B.B.A. in Business Administration from the University of Kentucky. Our board of directors believes that Mr. Prince's executive experience and financial expertise qualify him to serve as a director of our company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms that we have received, or written representations from our reporting persons, we believe that during the fiscal year ended December 31, 2017, all of our reporting persons complied with all applicable SEC filing requirements under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.senseonics.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law or the NYSE American listing standards concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee consists of three directors, Mr. Prince, Mr. Fiorentino and Dr. Klein, and our board of directors has determined that each of them is independent within the meaning of NYSE American listing requirements and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Mr. Prince is the chairman of the audit committee and our board of directors has determined that Mr. Prince is an "audit committee financial expert" as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, NYSE American listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our audit committee.

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

Item 11. Executive Compensation

Our Chief Executive Officer and our two other most highly compensated executive officers for the year ended December 31, 2017 were:

•	Timothy T. Goodnow, Ph.D., President and Chief Executive Officer;
•	R. Don Elsey, Chief Financial Officer; and
•	Mukul Jain, Ph.D., Chief Operating Officer

We refer to these executive officers in this Annual Report as our named executive officers.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2017 and 2016.

				Non-Equity
			Option	Incentive Plan
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Timothy T. Goodnow	2017	520,000	2,055,000	292,584	2,867,584
President and Chief Executive Officer	2016	475,998	586,871	318,150	1,381,019
R. Don Elsey	2017	376,000	858,691	141,000	1,375,691
Chief Financial Officer	2016	355,625	472,275	153,300	981,200
Mukul Jain(3)	2017	376,000	857,799	155,100	1,388,899
Chief Operating Officer

(1)

The amounts include the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our audited consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 12 to our audited consolidated financial statements included in this Annual Report.

(2)	The amounts reflect bonus paid on the achievement of specified corporate goals, as discussed further below under "—Narrative to Summary Compensation Table—Annual Bonus.”
(3)	Dr. Jain was not a named executive officer in 2016. Therefore, this table does not provide 2016 compensation information for him.

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

Annual Base Salary

Senseonics, Incorporated entered into employment agreements with each of our named executive officers that establish their base salaries and target bonus opportunities. In connection with the Acquisition, we assumed those employment agreements. These base salaries are reviewed periodically by our compensation committee. The following table presents the annual base salaries for each of our named executive officers for 2016, 2017 and 2018. The 2016 base salaries became effective on March 17, 2016, the 2017 base salaries became effective on January 1, 2017, and the 2018 base salaries became effective on January 1, 2018 for all of the named executive officers.

	2016	2017	2018
	Base Salary	Base Salary	Base Salary
Name	($)	($)	($)
Timothy T. Goodnow	505,000	520,000	536,000
R. Don Elsey	365,000	376,000	387,700
Mukul Jain	(1)	376,000	395,000

(1)	Dr. Jain was not a named executive officer in 2016. Therefore, this table does not provide 2016 compensation information for him.

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual salary. The following table presents the annual target bonus opportunity, as a percentage of annual base salary, for each of our named executive officers for 2016,  2017 and 2018.

	Target Bonus	Target Bonus	Target Bonus
	(as a % of	(as a % of	(as a % of
	Base Salary)	Base Salary)	Base Salary)
Name	(%) 2016	(%) 2017	(%) 2018
Timothy T. Goodnow	60	75	75
R. Don Elsey	40	50	50
Mukul Jain	(1)	50	50

(1)	Dr. Jain was not a named executive officer in 2016. Therefore, this table does not provide 2016 compensation information for him.

For 2016, bonuses were based on our achievement of specified corporate goals, including submitting regulatory approval documents related to our U.S. clinical trial, increasing manufacturing capacity, completing the enrollment of our European pivotal clinical trial, demonstrating an increase in sensor manufacturing capacity, completing development of the second generation transmitter, launching Eversense in multiple European markets, completing a successful surveillance audit, and managing the total spend of the organization within the approved budget. Based on the level of achievement, our compensation committee awarded each of Dr. Goodnow  and Mr. Elsey 105% of their target bonuses based on their 2016 base salary.

For 2017, bonuses were based on our achievement of specified corporate goals, including achieving specified revenue and operating expense targets, receiving PMA approval for Eversense, launching Eversense with a 180-day sensor life in the European Union, achieving a cost of goods sold target for sensor kits and completing a successful quality. Based on the level of achievement, our compensation committee awarded each of Dr. Goodnow, Mr. Elsey and Dr. Jain 75% of their target bonuses based on their 2017 base salary.

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

In April 2016, our board of directors awarded to Dr. Goodnow and Mr. Elsey options to purchase 347,652 and 279,767 shares of our common stock, respectively. Each of these options was issued with an exercise price of $2.97 per share. The shares underlying the options granted to Dr. Goodnow and Mr. Elsey vest in 48 equal monthly installments. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

In January 2017, our compensation committee awarded to Dr. Goodnow and Mr. Elsey options to purchase 750,000 and 313,391 shares of our common stock, respectively. In January 2017, our board of directors awarded to Dr. Jain an option to purchase 314,202 shares of our common stock. The options issued to Dr. Goodnow and Mr. Elsey have an exercise price of $2.74 per share. The option issued to Dr. Jain has an exercise price of $2.73 per share. The shares underlying the options granted to Dr. Goodnow, Mr. Elsey and Dr. Jain vest in 48 equal monthly installments. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

In February 2018, our compensation committee awarded to Dr. Goodnow, Mr. Elsey and Dr. Jain options to purchase 777,797, 392,999 and 495,191 shares of our common stock, respectively. Each of these options was issued with an exercise price of $2.62 per share. The shares underlying the options granted to Dr. Goodnow, Mr. Elsey and Dr. Jain vest in 48 equal monthly installments. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

Outstanding Equity Awards at End of 2017

The following table provides information about outstanding Company Options held by each of our named executive officers at December 31, 2017. All of these options were granted under the 1997 plan or the 2015 plan. None of our named executive officers held any other stock awards at the end of 2017.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable(1)		($)	Date
Timothy T. Goodnow	2,038,610	—		0.54	12/1/2020
	589,093	—		0.54	2/27/2021
	360,058	65,547	(2)	0.54	6/3/2024
	112,710	87,177	(3)	1.95	7/24/2025
	144,855	202,797	(5)	2.97	4/12/2026
	171,875	578,125	(6)	2.74	1/17/2027
R. Don Elsey	460,575	189,649	(4)	0.54	2/8/2025
	81,103	53,137	(3)	1.95	7/24/2025
	116,569	163,198	(5)	2.97	4/12/2026
	71,819	241,572	(6)	2.74	1/17/2027
Mukul Jain	27,437	—		0.54	1/2/2022
	153,774	—		0.46	9/11/2023
	293,649	41,950	(2)	0.54	6/3/2024
	81,515	27,171	(7)	0.54	12/4/2024
	81,102	53,137	(3)	1.95	7/24/2025
	60,522	84,732	(5)	2.97	4/12/2026
	72,007	242,205	(6)	2.73	1/20/2027

(1)	All shares subject to vesting under these options will vest in full and become immediately exercisable upon the closing of a change in control of our company.
(2)	The unvested shares underlying this option vest in 6 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(3)	The unvested shares underlying this option vest in 19 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(4)	The unvested shares underlying this option vest in 14 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(5)	The unvested shares underlying this option vest in 28 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(6)	The unvested shares underlying this option vest in 37 equal monthly installments, subject to the officer's continued service through each applicable vesting date.
(7)	The unvested shares underlying this option vest in 12 equal monthly installments, subject to the officer's continued service through each applicable vesting date.

Employment Agreements, Severance and Change in Control Arrangements

Below are descriptions of employment agreements that our named executive officers entered into with us or Senseonics, Incorporated. We assumed the employment agreements with Drs. Goodnow and Jain and Mr. Elsey in connection with the Acquisition.

Agreement with Dr. Goodnow

In July 2015, Senseonics, Incorporated entered into an amended and restated employment agreement with Dr. Goodnow that governs the terms of his employment with us. Pursuant to the agreement, Dr. Goodnow is entitled to an annual base salary of $365,791 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our board of directors. If Dr. Goodnow's employment is terminated by us for reasons other than for cause or if he resigns for good reason (each as defined in his employment agreement), he would be entitled to receive severance payments equal to continued payment of his base salary for 18 months, 100% of his target bonus, employee benefit coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. If Dr. Goodnow's employment is terminated by us other than for cause or if he resigns for good reason, coincident with a change in control (as defined in his employment agreement), he would be entitled to the benefits described above, although he would be entitled to 150%, rather than 100%, of his target bonus, and 50% of his then unvested equity awards would become fully vested. Additionally, if Dr. Goodnow's employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of his then unvested equity awards shall become fully vested, and the options granted to Dr. Goodnow in 2016, 2017 and 2018 will become fully vested upon a change in control as further described above under the section titled “Narrative to Summary Compensation Table – Long-Term Incentives.”

Agreement with Mr. Elsey

In July 2015, Senseonics, Incorporated entered into an amended and restated employment agreement with Mr. Elsey that governs the terms of his employment with us. Pursuant to the agreement, Mr. Elsey is entitled to an annual base salary of $320,000 and is eligible to receive an annual performance bonus of up to 35% of his base salary, as determined by our board of directors. If Mr. Elsey's employment is terminated by us for reasons other than for cause or if he resigns for good reason (each as defined in his employment agreement), he would be entitled to receive severance payments equal to continued payment of his base salary for one year, a prorated portion of his target bonus for the year in which his service is terminated, employee benefit coverage for up to one year, and reimbursement of expenses owed to him through the date of his termination. If Mr. Elsey's employment is terminated by us other than for cause or if he resigns for good reason, coincident with a change in control (as defined in his employment agreement), he would be entitled to the benefits described above, although in lieu of the bonus described above, he would be entitled to 125% of his target bonus, and 50% of his then unvested equity awards would become fully vested. Additionally, if Mr. Elsey's employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of his then unvested equity awards shall become fully vested, and the options granted to Mr. Elsey in 2016, 2017 and 2018 will become fully vested upon a change in control as further described above under the section titled “Narrative to Summary Compensation Table – Long-Term Incentives.”

Agreement with Dr. Jain

In July 2015, Senseonics, Incorporated entered into an amended and restated employment agreement with Dr. Jain that governs the terms of his employment with us. Pursuant to the agreement, Dr. Jain is entitled to an annual base salary of $240,000 and is eligible to receive an annual performance bonus of up to 25% of his base salary, as determined by our board of directors. If Dr. Jain's employment is terminated by us for reasons other than for cause or if he resigns for good reason (each as defined in his employment agreement), he would be entitled to receive severance payments equal to continued payment of his base salary for nine months, a prorated portion of his target bonus for the year in which his service is terminated, employee benefit coverage for up to nine months, and reimbursement of expenses owed to him through the date of his termination. If Dr. Jain's employment is terminated by us other than for cause or if he resigns for good reason, coincident with a change in control (as defined in his employment agreement), he would be entitled to the benefits described above, although in lieu of the bonus described above, he would be entitled to the larger of 75% of his target bonus or his pro rata portion of his target bonus. Additionally, if Dr. Jain's employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of his then unvested equity awards shall become fully vested, and the options granted to Dr. Jain in 2017 and 2018 will become fully vested upon a change in control as further described above under the section titled “Narrative to Summary Compensation Table – Long-Term Incentives.” In addition, in connection with Dr. Jain’s promotion to chief operating officer in 2017, we plan to enter into an amendment to Mr. Jain’s employment agreement that will reflect his increased severance payments equal to continued payment of his base salary for 12 months and employee benefit coverage for up to 12 months, if Dr. Jain's employment is terminated by us for reasons other than for cause or if he resigns for good reason.

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

Equity Incentive Plans

2015 Equity Incentive Plan

The Senseonics, Incorporated board of directors adopted our 2015 Equity Incentive Plan, or the 2015 plan, on December 1, 2015, and the Senseonics, Incorporated stockholders subsequently approved the 2015 Plan on December 4, 2015. In connection with the Acquisition, we assumed the 2015 plan, including all awards that were then outstanding under the 2015 plan. In connection with our 2016 public offering, in February 2016, our board of directors adopted and our stockholders approved an Amended and Restated 2015 Equity Incentive Plan, or the amended and restated 2015 plan. The amended and restated 2015 plan became effective on March 17, 2016.

Authorized Shares

The number of shares of common stock that may be issued pursuant to equity awards under the 2015 plan was initially 839,000 shares. Pursuant to the amended and restated 2015 plan, which become effective upon the pricing of our 2016 public offering, the number of shares of common stock that may be issued pursuant to equity awards was initially up to 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares, in the event that options that were outstanding under the 1997 plan as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 plan). The number of shares of our common stock reserved for issuance under our amended and restated 2015 plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the amended and restated 2015 plan will be 17,251,115 shares. As of December 31, 2017, a total of 2,554,921 shares were available for future issuance and options to purchase 16,395,080 shares of common stock at a weighted average exercise price of $1.61 per share were outstanding. As of January 1, 2018, the number of shares of common stock that may be issued under the amended and restated 2015 plan was automatically increased by 4,790,896 shares, representing 3.5% of the total number of shares of common stock outstanding on December 31, 2017, increasing the number of shares of common stock remaining available for issuance under the amended and restated 2015 plan to 7,474,634 shares.

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

Section 162(m) Limits

No participant may be granted stock awards covering more than 1,000,000 shares of our common stock under our 2015 plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise price or strike price of at least 100% of the fair market value of our common stock on the date of grant. Additionally, no participant may be granted in a calendar year a performance stock award covering more than 1,000,000 shares of our common stock or a performance cash award having a maximum value in excess of $3.0 million under our 2015 plan. Prior to the repeal of the exemption from the deduction limit for “performance-based compensation” under Section 162(m) of the Code under the Tax Cuts and Jobs Act, these limitations enabled us to grant awards that are intended to be exempt from the $1.0 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code.

Performance Awards

Our 2015 plan permits the grant of performance-based stock and cash awards that was eligible to qualify as performance-based compensation that is not subject to the $1.0 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code prior to the repeal of that exemption. To enable us to grant performance-based awards that will qualify, our compensation committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of specified pre-established performance goals during a designated performance period.

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

1997 Stock Option Plan

The board of directors and stockholders of Senseonics, Incorporated approved the 1997 plan, which became effective in March 1997, and it was further amended and restated by the Senseonics, Incorporated board of directors and stockholders most recently in June 2011. In connection with the Acquisition, we assumed the 1997 plan. As of December 31, 2017, there were outstanding stock options covering a total of 8,313,601 shares granted under the 1997 plan.

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

The maximum number of shares of our common stock that may be issued under our 2016 ESPP was initially 800,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; provided, however, our board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of January 1, 2018, the number of shares of common stock that may be issued under the 2016 ESPP was automatically increased by 1,368,827 shares, representing 1.0% of the total number of shares of common stock outstanding on December 31, 2017, increasing the number of shares of common stock available for issuance under the amended and restated 2015 plan to 3,104,523 shares.  Shares subject to purchase rights granted under our 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2016 ESPP.

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

Non-Employee Director Compensation

In February 2016, our board of directors approved a non-employee director compensation policy which became effective upon the completion of our 2016 public offering. Under this director compensation policy, we pay each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. No retainers were paid in respect of any period prior to the completion of our 2016 public offering. The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	MEMBER	CHAIRMAN ADDITIONAL
	ANNUAL SERVICE	ANNUAL SERVICE
	RETAINER	RETAINER
Board of Directors	$35,000	$20,000
Audit Committee	7,500	11,250
Compensation Committee	6,000	6,600
Nominating and Corporate Governance Committee	4,000	3,625

In June 2017, we amended our non-employee director compensation policy to permit non-employee directors to elect to receive all or a portion of the annual cash compensation in the form of shares of our common stock.

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

Director Compensation Table

The following table sets forth information regarding compensation earned during the year ended December 31, 2017 by our non-employee directors for service on the board of directors from January 1, 2017 to December 31, 2017. Timothy T. Goodnow, our President and Chief Executive Officer, also served on our board of directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Goodnow's compensation as an executive officer is set forth below under "Executive Compensation—Summary Compensation Table."

	Fees Earned	Option
	or Paid in Cash(1)	Awards(2)	Total
Name	($)	($)	($)
Stephen P. DeFalco(3)	62,625	106,500	169,125
M. James Barrett(3)	39,000	106,500	145,500
Edward J. Fiorentino(4)	48,500	106,500	155,000
Justin Klein(3)	48,500	106,500	155,000
Douglas S. Prince(4)	57,750	106,500	164,250
Douglas A. Roeder(3)	51,600	106,500	158,100
Steven Edelman(5)	39,000	106,500	145,500

(1)

In October 2017, we granted Messrs. DeFalco, Barrett, Fiorentino, Klein and Edelman 5,218, 3,250, 4,041, 4,041 and 3,250 shares of common stock, respectively, in lieu of their quarterly retainer fees of $15,656, $9,750, $12,125, $12,125 and $9,750, respectively.

(2)

This column reflects the full grant date fair value for stock options granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in Note 12 to our audited consolidated financial statements included in this Annual Report.

(3)	As of December 31, 2017, this director held options to purchase 183,446 shares of our common stock.
(4)	As of December 31, 2017, this director held options to purchase 267,346 shares of our common stock.
(5)	As of December 31, 2017, this director held options to purchase 223,416 shares of our common stock.

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee is composed of three directors: Mr. Roeder, Dr. Klein and Mr. Fiorentino. Mr. Roeder serves as the chairman of the committee. All members of the compensation committee are independent, as defined in NYSE American listing rules, are non-employee directors as defined in Rule 16b-3 under the Exchange Act and are outside directors, as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. Our board of directors has determined that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with, the applicable requirements of the Sarbanes-Oxley Act, NYSE American listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 1, 2018 by (i) each director; (ii) each of our named executive officers; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o Senseonics Holdings, Inc., 20451 Seneca Meadows Parkway, Germantown, MD 20876.

This table is based upon information supplied by our named executive officers, directors and principal stockholders and a review of Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to the table and subject to common property laws where applicable, we believe that each stockholder named in the table has sole voting and investment power with regard to the shares indicated as being beneficially owned. Applicable percentages are based on 136,937,275 shares of common stock outstanding as of February 1, 2018, adjusted as required by the rules promulgated by the SEC.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Principal Stockholders:
Entities affiliated with New Enterprise Associates, Inc.(1)	32,641,541	23.8%
Entities affiliated with Delphi Ventures(2)	11,346,946	8.3
Roche Finance Ltd.(3)	29,319,010	21.4
Energy Capital, LLC(4)	8,013,810	5.9
Named Executive Officers and Directors:
Timothy T. Goodnow, Ph.D.(5)	3,857,523	2.7
R. Don Elsey(6)	832,544	*
Mukul Jain(6)	855,513	*
M. James Barrett, Ph.D.(7)	23,698,931	17.3
Peter Justin Klein, M.D., J.D.(8)	66,019	*
Stephen P. DeFalco(9)	764,257	*
Edward J. Fiorentino(10)	147,128	*
Douglas S. Prince(6)	138,529	*
Douglas A. Roeder(11)	11,401,575	8.3
Steven Edelman, M.D.(12)	56,842	*
All current directors and executive officers as a group (13 persons)(13)	42,043,967	29.2

*Represents beneficial ownership of less than 1%.

(1)

Consists of (a) 21,911,183 shares of common stock and 1,079,436 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 10, Limited Partnership, or NEA 10, and (b) 8,949,292 shares of common stock and 701,630 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 9, Limited Partnership, or NEA 9.  The shares held by NEA 10 are indirectly held by NEA Partners 10, Limited Partnership, or Partners 10, the sole general partner of NEA 10. The individual general partners of Partners 10 are M. James Barrett, a member of our board of directors, Peter J. Barris and Scott D. Sandell, or the NEA 10 GPs. Partners 10 and the NEA 10 GPs may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 10. The shares held by NEA 9 are indirectly held by NEA Partners 9, Limited Partnership, or Partners 9, the sole general partner of NEA 9. The individual general partner of Partners 9 is Peter J. Barris. Partners 9 and Peter J. Barris may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 9. This information has been obtained from a Schedule 13D/A filed on December 12, 2017 by NEA 10, NEA 9, Partners 10, Partners 9, M. James Barrett, Peter J. Barris and Scott D. Sandell and from Schedule 13D/A filed on June 9, 2017 by NEA 10, NEA 9, NEA VII, Partners 10, Partners 9, Partners VII, M. James Barrett, Peter J. Barris and Scott D. Sandell. The principal business address of NEA 10 and NEA 9 is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)

Consists of (a) 11,237,221 shares of common stock held by Delphi Ventures VIII, L.P., or Delphi VIII, and (b) 109,725 shares of common stock held by Delphi BioInvestments VIII, L.P., or Delphi Bio. Delphi Management Partners VIII, L.L.C., or DMP VIII, is the general partner of each of Delphi VIII and Delphi Bio, collectively referred to herein as the Delphi VIII Funds. DMP VIII and each of Douglas A. Roeder, a member of our board of directors, James J. Bochnowski, David L. Douglass and Deepika R. Pakianathan, the Managing Members of DMP VIII, may be deemed to share voting and dispositive power over the shares held by the Delphi VIII Funds. This information has been obtained from a Schedule 13G/A filed on February 13, 2018 by Delphi VIII, Delphi Bio, DMP

VIII, Douglas A. Roeder, James J. Bochnowski, David L. Douglass and Deepika R. Pakianathan. The address of each of the persons and entities affiliated with Delphi Ventures is 160 Bovet Rd., Suite 408, San Mateo, CA 94402.

(3)

Consists of 28,345,276 shares of common stock and 973,734 shares of common stock underlying immediately exercisable warrants held by Roche Finance Ltd. Roche Finance Ltd is a wholly-owned subsidiary of Roche Holding Ltd, a publicly-held corporation. This information has been obtained from a Schedule 13D filed on June 9, 2017 by Roche Holding Ltd and Roche Finance Ltd. The principal business address of Roche Finance Ltd is Grenzacherstrasse 122, 4070 Basel, Switzerland.

(4)

Robert L. Smith, the sole Managing Member of Energy Capital, LLC, may be deemed to have voting and dispositive power over the shares held by Energy Capital, LLC. The address of Energy Capital, LLC is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912.

(5)

Consists of (a) 264,843 shares of common stock, (b) 27,928 shares of common stock underlying immediately exercisable warrants and (c) 3,564,752 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.

(6)	Consists of shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.
(7)

Consists of (a) 501,604 shares of common stock held directly by Dr. Barrett, (b) 152,079 shares of common stock held by Dr. Barrett's wife, (c) 21,911,183 shares of common stock held by NEA 10 and (d) 1,079,436 shares of common stock underlying immediately exercisable warrants held by NEA 10 and (e) 54,629 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.

(8)

Consists of (a) 8,599 shares of common stock, (b) 2,791 shares of common stock underlying immediately exercisable warrants, and (c) 54,629 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.

(9)	Consists of (a) 709,628 shares of common stock and (b) 54,629 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.
(10)	Consists of (a) 8,599 shares of common stock and (b) 138,529 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.
(11)	Consists of (a) the shares of common stock described in footnote 2 above and (b) 54,629 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.
(12)	Consists of (a) 6,915 shares of common stock and (b) 49,927 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.
(13)

Consists of (a) 34,910,396 shares of common stock, (b) 1,110,155 shares of common stock underlying immediately exercisable warrants and (c) 6,023,416 shares of common stock underlying options that are exercisable within 60 days of February 1, 2018.

Equity Compensation Plan Information

The following table provides certain information with respect to our 1997 plan and our 2015 plan, which were our only equity compensation plans in effect as of December 31, 2017.

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise	equity compensation
	be issued upon exercise	price of outstanding	plans
	of outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,840,926	$1.66	2,554,921
Equity compensation plans not approved by security holders	—	—	—
Total	20,840,926		2,554,921

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

There have been no transactions since January 1, 2017 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than

5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than as set forth below and the compensation arrangements which are described in this Annual Report under “Executive Compensation.”

Participation in Offering

On June 1, 2017, Roche Finance Ltd. and entities affiliated with New Enterprise Associates, each of which is a holder of more than 5% of our common stock, purchased an aggregate of 21,276,596 shares and 7,092,198 shares, respectively, of our common stock in our May 2017 underwritten offering. All shares were purchased at the price of $1.41 per share.

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

Director Independence

Our shares are listed on the NYSE American, a national securities exchange system that has requirements that a majority of the board of directors be independent. Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Messrs. DeFalco, Fiorentino, Prince and Roeder and Drs. Barrett, Edelman and Klein, representing seven of our eight directors, are "independent directors" as defined under the rules of the NYSE American.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us during the fiscal years ended December 31, 2017 and 2016 by our principal accountants. All such fees described below were approved by the audit committee.

	2017		2016
Audit fees	$786,687		$1,163,173
Tax Fees	—	(1)	18,500	(1)
Total	$786,687		$1,181,673

(1)	Tax fees were principally for services related to tax compliance and reporting and analysis services.

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

(a)(3) Exhibits

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

4.2

Base Indenture, dated January 30, 2018, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on January 30, 2018).

4.3

First Supplemental Indenture, dated January 30, 2018, between the Registrant and U.S. Bank National Association, as Trustee (including the form of 5.25% convertible senior subordinated notes due 2023) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on January 30, 2018).

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

10.5+	2015 Equity Incentive Plan of Senseonics, Incorporated (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
10.5.1+	Amended and Restated 2015 Equity Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).

Exhibit Number	Description of Document
10.6+

Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).

10.7+

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

10.13

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

10.15

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

10.17#

Exclusive Distribution Agreement, by and between Senseonics, Incorporated and Rubin Medical, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).

10.18+	Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.19+*	Non-Employee Director Compensation Policy, as amended.
10.20

Letter Agreement, by and among the Registrant, Senseonics, Incorporated and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.21

Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, by and between the Registrant and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.22#

Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.23

Amended and Restated Loan and Security Agreement, by and among the Registrant, Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

Exhibit Number	Description of Document
10.24

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

10.26#

Amendment to Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of November 28, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on February 23, 2017).

10.27

Employment Agreement by and between the Registrant and Lynne E. Kelley, dated as of April 22, 2016 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on February 23, 2017).

10.28

First Amendment to Amended and Restated Loan and Security Agreement, by and among the Registrant, Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of March 29, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on May 4, 2017).

10.29

Second Amendment to Amended and Restated Loan and Security Agreement, by and among the Registrant, Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of March 29, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on October 31, 2017).

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

Date: March 13, 2018

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 13, 2018
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ R. Don Elsey	Chief Financial Officer	March 13, 2018
R. Don Elsey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 13, 2018
Stephen P. DeFalco

/s/ M. James Barrett, Ph.D.	Director	March 13, 2018
M. James Barrett, Ph.D.

/s/ Steven Edelman, M.D.	Director	March 13, 2018
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 13, 2018
Edward J. Fiorentino

/s/ Peter Justin Klein, M.D., J.D.	Director	March 13, 2018
Peter Justin Klein, M.D., J.D.

/s/ Douglas Prince	Director	March 13, 2018
Douglas Prince

/s/ Douglas A. Roeder	Director	March 13, 2018
Douglas A. Roeder