Form 10-Q
period 2018-03-31
Senseonics Holdings, Inc.
filed 2018-05-10
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 137,412,927 shares of common stock, par value $0.001, outstanding as of May 9, 2018.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,902	$16,150
Marketable securities	4,149	20,300
Accounts receivable, primarily from a related party	3,149	3,382
Inventory, net	5,248	2,991
Prepaid expenses and other current assets	3,359	2,092
Total current assets	76,807	44,915

Deposits and other assets	200	176
Property and equipment, net	814	853
Total assets	$77,821	$45,944

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,922	$7,712
Accrued expenses and other current liabilities	6,560	5,428
Notes payable, current portion	10,000	10,000
Total current liabilities	21,482	23,140

Notes payable, net of discount	12,022	14,414
Convertible senior notes, net of discount	34,015	—
Derivative liability	22,147	—
Accrued interest	1,257	1,054
Other liabilities	70	69
Total liabilities	90,993	38,677

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit) :
Common stock, $0.001 par value per share; 250,000,000 shares authorized, 137,240,202 and 136,882,735 shares issued and outstanding as of March 31, 2018 and December 31, 2017	137	137
Additional paid-in capital	272,787	270,953
Accumulated deficit	(286,096)	(263,823)
Total stockholders' (deficit) equity	(13,172)	7,267
Total liabilities and stockholders’ equity (deficit)	$77,821	$45,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue, primarily from a related party	$2,946	$553
Cost of sales	3,308	1,045
Gross profit	(362)	(492)

Expenses:
Sales and marketing expenses	3,441	1,140
Research and development expenses	8,113	6,998
General and administrative expenses	4,011	3,767
Operating loss	(15,927)	(12,397)
Other income (expense), net:
Interest income	184	21
Interest expense	(1,771)	(684)
Other expense	(4,759)	(13)
Total other expense, net	(6,346)	(676)

Net loss	(22,273)	(13,073)
Other comprehensive income (loss)	—	—
Total comprehensive loss	$(22,273)	$(13,073)

Basic and diluted net loss per common share	$(0.16)	$(0.14)
Basic and diluted weighted-average shares outstanding	137,069,008	93,905,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(22,273)	$(13,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	52	43
Non-cash interest expense (debt discount and deferred costs)	624	116
Change in fair value of warrants	—	104
Change in fair value of derivative liability	4,847
Stock-based compensation expense	1,454	822
Provision for lower of cost or net realizable value	97	—
Net realized gain on marketable securities	(49)	—
Changes in assets and liabilities:
Accounts receivable	233	(156)
Prepaid expenses and other current assets	(1,267)	(372)
Inventory	(2,354)	(30)
Deposits and other assets	(24)	—
Accounts payable	(2,790)	91
Accrued expenses and other current liabilities	746	656
Accrued interest	203	177
Deferred rent	2	6
Net cash used in operating activities	(20,499)	(11,616)
Cash flows from investing activities
Capital expenditures	(13)	(28)
Sales and maturities of marketable securities	16,200	5,291
Net cash provided by investing activities	16,187	5,263
Cash flows from financing activities
Proceeds from exercise of stock options	380	181
Proceeds from notes payable, net of costs	—	5,000
Proceeds from convertible senior notes, net of costs	51,204	—
Financing costs and discount of notes payable	—	(104)
Principal payments of notes payable	(2,500)	—
Principal payments under capital lease obligations	(20)	—
Net cash provided by financing activities	49,064	5,077
Net increase (decrease) in cash and cash equivalents	44,752	(1,276)
Cash and cash equivalents, at beginning of period	16,150	13,047
Cash and cash equivalents, at end of period	$60,902	$11,771

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$481	$368

Supplemental disclosure of non-cash investing and financing activities
Convertible debt offering costs incurred, not paid	$405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

ASN Technologies, Inc. (“ASN”) was incorporated in Nevada on June 26, 2014. On December 4, 2015, ASN reincorporated in Delaware and changed its name to Senseonics Holdings, Inc. On December 7, 2015, Senseonics Holdings, Inc. acquired 100% of the outstanding capital stock of Senseonics, Incorporated (the "Acquisition"). Senseonics, Incorporated was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings, Inc. and its wholly-owned subsidiary Senseonics, Incorporated are hereinafter referred to as the “Company” unless the context requires otherwise.

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities will require significant uses of working capital through the remainder of 2018 and beyond.

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). Additionally, the Company closed on the partial exercise of the underwriters’ option to purchase additional shares on April 5, 2016. The Company received aggregate net proceeds from the March 2016 Offering of $44.8 million. On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) to potentially borrow up to an aggregate principal amount of $30.0 million. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. On August 23, 2017, the Company effected the closing of its offering of 13,383,125 shares of its common stock at a price of $2.15 per share (the “August 2017 Offering”). The Company received aggregate net proceeds from the August 2017 Offering of $26.5 million. In January 2018, the Company issued $50.0 million in aggregate principal amount of convertible senior subordinated notes, and in February 2018, the Company issued an additional $3.0 million in aggregate principal amount of convertible senior subordinated notes (collectively, the “2023 Notes”) upon the partial exercise of the underwriters’ over-allotment option. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs into the first quarter of 2019. Accordingly, since management has concluded that the Company does not have sufficient funds to support operations through the first quarter of 2019, the Company believes that doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company has financed its operating activities through the sale of equity and equity linked securities and the issuance of debt. Although the Company began generating revenue from product sales of Eversense, its continuous glucose monitoring system, in June 2016, the Company does not expect product revenues to be sufficient to satisfy its operating needs for several years, if ever. Accordingly, the Report of Independent Registered Public Accounting Firm contained in the Company’s most recent 10-K filing includes an emphasis of a matter paragraph noting that the consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company plans to continue financing its operations with external capital for the foreseeable future. However, the

Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development and other operating activities, the Company may be required to delay or suspend operations, enter into collaboration agreements with partners that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the product development process than is currently intended, merge or consolidate with other entities, or liquidate.

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly its financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from audited financial statements as of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, inventory valuation, inputs used to value stock-based compensation, recoverability of long-lived assets, fair value of financial instruments, income taxes, depreciable lives of property and equipment, reserves for expected warranty costs, and estimated accruals for clinical and preclinical study costs, which are accrued based on estimates of work performed under contracts. Actual results could differ from those estimates; however management does not believe that such differences would be material.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2018 and 2017, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

Concentration of Revenues and Customers

At any given time, the Company’s trade receivables are concentrated among a small number of principal customers. If any of the Company’s customers fail to pay their obligations under the terms of these financial instruments, the Company’s maximum exposure to potential losses would be equal to amounts reported on its consolidated balance sheets.

During the three months ended March 2018 and 2017, the Company derived substantially all of its revenue from two customers. Total revenues from those customers was as follows (in thousands):

	March 31,
	2018	2017
Roche Diabetes Care (related party)	$2,568	$465
Rubin Medical	$368	$88

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through March 31, 2018.

Derivative Financial Instruments

In connection with the Company’s issuance of the 2023 Notes in January 2018, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The financial instrument will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense).

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates product revenue from sales of the Eversense system and related components and supplies to third-party distributors (the “Customers”) at a fixed price that resell the products to health care providers and patients in the European Union. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

Revenues from product sales are recognized when the Customers obtain control of the Company’s product, which occurs at a point in time, based upon the delivery terms as defined in the distributor agreement. The Company is typically paid within 60 days of invoicing subsequent to the Customers obtaining control of the Company’s product.

The Company offers no discounts, rebates, rights of return, or other allowances to the Customers which would result in the establishment of reserves against product revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a Customer contract.

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

Stock‑Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. The estimated fair value of stock options on the date of grant is amortized on a straight‑line basis over the requisite service period for each separately vesting portion of the award for those awards with service conditions only. For awards that also contain performance conditions, expense is recognized beginning at the time the performance condition is considered probable of being met over the remaining vesting period. The Company accounts for forfeitures in the period in which they occur.

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

Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible difference in applying ASC Topic 740, Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact the Company, as all the deferred tax assets have a full valuation allowance.

Since the Company had net operating loss (“NOL”) carryforwards as of March 31, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of March 31, 2018 and December 31, 2017.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses  approximate fair value because of their short maturities. The Company does not remeasure its term notes and 2023 Notes at fair value.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At March 31, 2018 and 2017, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	March 31,
	2018	2017
Stock-based awards	20,337,858	13,605,558
2023 Notes	15,573,527	—
Warrants	4,221,312	4,570,902
Total anti-dilutive shares outstanding	40,132,697	18,176,460

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method. The adoption of the new standard did not impact the amounts reported in the Company’s consolidated financial statements and there were no other significant changes impacting the timing or measurement of revenues or the Company’s business process and controls.

In August 2016, the FASB issued ASU 2016-15, guidance on the classification of certain cash receipts and cash payments in the statements of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  The Company adopted this new standard on January 1, 2018 on a retrospective basis. The adoption of the new standard did not impact the amounts reported in the Company’s consolidated statements of cash flows.

Not Yet Adopted

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

4.  Marketable Securities

Marketable securities available for sale, consisting of government and agency securities and corporate debt securities, were as follows (in thousands):

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$—	$—	$—	$—
Corporate debt securities	4,149	—	—	4,149
Total	$4,149	$—	$—	$4,149

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$5,990	$—	$—	$5,990
Corporate debt securities	14,310	—	—	14,310
Total	$20,300	$—	$—	$20,300

5.  Inventory, net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$357	$375
Work-in-process	4,207	2,150
Raw materials	684	466
Total	$5,248	$2,991

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Contract manufacturing	$2,160	$1,601
Clinical and preclinical	131	35
Marketing	475	93
Software	112	214
Insurance	228	77
Other	253	72
Total prepaid expenses and other current assets	$3,359	$2,092

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Contract manufacturing	$2,630	$1,209
Compensation and benefits	909	2,209
Product warranty	674	813
Legal	965	627
Interest on notes payable and 2023 Notes	625	180
Audit and tax related	199	315
Clinical and preclinical	185	55
Other	373	20
Total accrued expenses and other current liabilities	$6,560	$5,428

8.Commitments and Contingencies

The Company leases approximately 33,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Expense recognition is based upon a straight‑line basis and was $155,884 for each of the three months ended March 31, 2018 and 2017.

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $292,801 and $57,875 for the three months ended March 31, 2018 and 2017, respectively. There were approximately $0.9 million of future minimum payments under this commitment at March 31, 2018.

9.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three months ended March 31, 2018 or 2017.

10.Notes Payable

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively (see Note 11, “Stockholders’ Equity (Deficit)”).

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

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. At March 31, 2018 and December 31, 2017, the final payment fee accrual was $1.3 million and $1.1 million, respectively.

Convertible Senior Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.8 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at March 31, 2018.

Each $1,000 of principal of the 2023 Notes is initially convertible into 294.1176 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $3.40 per share, subject to adjustment upon the occurrence of specified events. Holders may convert at any time prior to February 1, 2023. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of our common stock. If specific corporate events occur prior to the maturity date, the Company would increase the conversion rate pursuant to the make-whole fundamental change provision for a holder who elects to convert their 2023 Notes in connection with such an event in certain circumstances. Additionally, if a fundamental change occurs prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest.

In accordance with GAAP relating to embedded conversion features, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded conversion option as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount, embedded conversion option and transaction costs, will be amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.19%.

The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense).

The following are the scheduled maturities of the Term Loans and 2023 Notes as of March 31, 2018 (in thousands):

2018 (remaining nine months)	$7,500
2019	10,000
2020	5,000
2021	—
2022	—
After 2022	52,950
Total	$75,450

The Company estimates the fair value of the term notes based on borrowing rates currently available for loans with similar terms (Level 2). The Company believes that the fair value of its term notes approximate their carrying value. The Company estimates the fair value of the 2023 Notes using commonly accepted valuation methodologies and market-risk measurements that are indirectly observable, such as credit risk (Level 2). At March 31, 2018, the fair value of the 2023 Notes, excluding the derivative liability, was $34.7 million.

11.Stockholders’ Equity (Deficit)

Preferred Stock

As of March 31, 2018 and December 31, 2017, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of March 31, 2018 or December 31, 2017.

Common Stock

As of March 31, 2018 and December 31, 2017, the Company’s authorized capital stock included 250,000,000 shares of common stock, par value $0.001 per share. The Company had 137,240,202 and 136,882,735 shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The fair value of the warrants, which the Company estimated to be $526,208, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $205,150, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended March 31, 2018 and 2017, the Company recorded amortization of discount of debt of $56,327 and $53,648, respectively, within interest expense in the accompanying statements of operations and comprehensive loss.

Stock‑Based Compensation

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) under which incentive stock options,  non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions. In connection with the March 2016 Offering, the Company’s board of directors adopted and the Company’s stockholders approved an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”). The amended and restated 2015 Plan became effective as of the date of the pricing of the March 2016 Offering. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of March 31, 2018,  3,242,496 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options,  non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 8,179,244 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

12.Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices for identical assets or liabilities in active markets.
•

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company classifies money market funds within Level 1 in the fair value hierarchy because the Company uses quoted prices in active markets. The Company classifies government agency securities and corporate debt securities within Level 2 in the fair value hierarchy because the Company uses pricing sources utilizing market observable inputs to determine fair value. The Company values the embedded conversion option through a Monte Carlo analysis utilizing future stock prices modeled using geometric Brownian motion; option pricing models utilizing using inputs such as the Company’s stock price, volatility of the Company’s common stock and guideline public companies, dividend yield, and risk-free rate; and management assumptions concerning the likelihood of the occurrence of certain corporate events.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$55,352	$55,352	$—	$—
Government and agency securities	—	—	—	—
Corporate debt securities	4,149	—	4,149	—
Liabilities
Embedded conversion option	22,147	—	—	22,147

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$4,706	$4,706	$—	$—
Government and agency securities	7,987	—	7,987	—
Corporate debt securities	17,708	—	17,708	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Conversion
Option
December 31, 2017	$—
Issuance of the 2023 Notes	17,300
Change in fair value included in other income (expense)	4,847
March 31, 2018	$22,147

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2018 and 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2018 and 2017.

13.Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2018 or March 31, 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While no adjustments has been made in the current period, the Company will continue to assess the impact of the recently enacted tax law on its business and financial statements and will reflect the provisional impact of the tax law change in the period when such analysis is complete.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to "the Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiaries.

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems,  Eversense and Eversense XL,  are reliable, long‑term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems. Our Eversense and Eversense XL systems are currently approved for sale in Europe and we submitted our pre-market approval, or PMA, application for Eversense to the U.S. Food and Drug Administration, or FDA, in October 2016. On March 29, 2018, we had a meeting with the FDA Clinical Chemistry and Clinical Toxicology Devices Panel, during which the panel voted that the Eversense benefits outweighed the risks by a count of 8 to 0. The panel also voted 8 to 0 in favor of the safety and 8 to 0 in favor of the efficacy of Eversense. If we receive FDA approval, we intend to initiate commercial launch in the United States promptly following the receipt of PMA approval.

Recent Developments

In January and February 2018, we completed an underwritten offering of an aggregate of $53.0 million of 5.25% convertible senior subordinated notes due 2023, or the 2023 Notes. Net proceeds from the issuance of the 2023 Notes were approximately $50.8 million after deducting underwriting discounts and commissions and estimated offering-related transaction costs payable by us.

We have never been profitable and our net losses were $22.3 million and $13.1 million for three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, our accumulated deficit totaled $286.1 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

European Development and Commercialization of Eversense

In May 2016, we received our CE mark for Eversense, which allows us to market and sell Eversense in Europe. In connection with our CE Mark, we have agreed to conduct post-market surveillance activities. In June 2016, we commenced commercialization of Eversense in Sweden through our exclusive distribution agreement with Rubin Medical, or Rubin, which also has the right to distribute Eversense in Norway and Denmark. Rubin markets and sells medical products for diabetes treatment in the Scandinavian region.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands.  In November 2016, we entered into an amendment to the distribution agreement granting Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel. Roche is a pioneer in the development of blood glucose monitoring systems and a global leader for diabetes management systems and services. We began distributing Eversense through Roche in Germany in September 2016 and in Italy and the Netherlands in the fourth quarter of 2016. To date, we have begun distributing Eversense in an aggregate of 14  countries through Rubin and Roche.

In September 2017, we received the CE Mark for Eversense XL, which is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017.  In February 2018 we received approval to market Eversense NOW,  which is an application designed to remotely monitor the Eversense users’ CGM data in real time.

United States Development of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States for 90-day use. On March 29, 2018, we had a meeting with the FDA Clinical Chemistry and Clinical Toxicology Devices Panel, during which the panel voted that the Eversense benefits outweighed the risks by a count of 8 to 0. The panel also voted 8 to 0 in favor of the safety and 8 to 0 in favor of the efficacy of Eversense. However, the ultimate timing of FDA’s decision is uncertain and will depend on many factors. Accordingly, we cannot guarantee the timing of receipt of PMA approval, if at all. For commercialization in the United States, we intend to distribute our product through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. We intend to pursue a Category I CPT code in the future.

We have incurred and expect to continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio and seek regulatory approvals in other jurisdictions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a material and adverse impact on our financial condition and our ability to develop and commercialize Eversense and future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the three months ended March 31, 2018, we generated product revenue from sales of the Eversense and Eversense XL system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense and Eversense XL in additional countries throughout 2018. We expect our revenue from product sales will increase as we ramp up our commercialization efforts through the remainder of 2018 and into 2019. In the future, subject to regulatory approval, we also intend to seek to commercialize Eversense in the United States, as well as in other markets. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of interest expense on the secured notes, or the Notes, we issued to Oxford Finance LLC, or Oxford, in connection with our original Loan and Security Agreement in July and December 2014 and the Notes we issued to Oxford and Silicon Valley Bank, or SVB, in connection with our Amended and Restated Loan and Security Agreement in June 2016, November 2016 and March 2017. We refer to Oxford and SVB together as the Lenders. This interest expense primarily consists of (i) contractual interest on the Notes, (ii) amortization of debt discount related to warrants, or the warrants, that we issued to the Lenders in connection with the Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to the Lenders at maturity of the Notes.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017  (in thousands).

	Three Months Ended
	March 31,		Period-to-
	2018	2017	Period Change
	(unaudited)
Revenue, primarily from a related party	$2,946	$553	$2,393
Cost of sales	3,308	1,045	2,263
Gross profit	(362)	(492)	130

Expenses:
Sales and marketing expenses	3,441	1,140	2,301
Research and development expenses	8,113	6,998	1,115
General and administrative expenses	4,011	3,767	244
Operating loss	(15,927)	(12,397)	(3,530)
Other income (expense), net:
Interest income	184	21	163
Interest expense	(1,771)	(684)	(1,087)
Other expense	(4,759)	(13)	(4,746)
Total other expense, net	(6,346)	(676)	(5,670)

Net loss	$(22,273)	$(13,073)	$(9,200)

Revenue

Our revenue increased to $2.9 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017. This increase was due to a higher number of shipments of Eversense to Rubin and Roche for distribution in Europe during the three months ended March 31, 2018.

Cost of sales

Our cost of sales increased to $3.3 million for the three months ended March 31, 2018, compared to $1.0 million for the three months ended March 31, 2017. This increase was due to increased sales of Eversense to Roche and Rubin for distribution in Europe during the three months ended March 31, 2018.

Our gross profit was $(0.4) million and $(0.5) million for the three months ended March 31, 2018 and 2017, respectively. Gross profit as a percentage of revenue, or gross margin, was  (12)% and (89)%  in the three months ended March 31, 2018 and 2017, respectively.

Sales and marketing expenses

Sales and marketing expenses were $3.4 million for the three months ended March 31, 2018, compared to $1.1 million for the three months ended March 31, 2017, an increase of $2.3 million. The $2.3 million increase was primarily due to a $1.2 million increase in salaries, bonuses and payroll related costs for additional headcount, and a $1.1 million increase in other sales and general marketing expenses to support our European distribution of Eversense as well as in preparation for our potential U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $8.1 million for the three months ended March 31, 2018, compared to $7.0 million for the three months ended March 31, 2017, an increase of $1.1 million. The increase of $1.1  million was primarily due to a $0.6 million increase in salaries, bonuses and payroll related costs for additional headcount,  and other research and development expenses related to development of future generations of Eversense,  and a $0.5 million increase in consulting expenses related to preparation for the FDA review panel.

General and administrative expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2018, compared to $3.8 million for the three months ended March 31, 2017, an increase of $0.2 million. The increase was primarily due to a $0.5 million increase in salaries, bonuses and payroll related costs for additional headcount, partially offset by a  $0.3 million decrease in other general and administrative costs.

Total other expense, net

Total other expense, net, was $6.3 million for the three months ended March 31, 2018, compared to $0.7 million for the three months ended March 31, 2017, an increase of $5.6 million. The increase was primarily due to a $4.8 million change in fair value of the derivative liability and interest expense on our Term Loans and 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to designing, developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $22.3 million and $13.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, our accumulated deficit totaled $286.1 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of March 31, 2018, we had cash and cash equivalents and marketable securities of $65.1 million. Under the Amended and Restated Loan and Security Agreement with the Lenders, we have borrowed an aggregate principal amount of $25.0 million.

In January 2018, we issued $50.0 million in aggregate principal amount of the 2023 Notes, and in February 2018, we issued an additional $3.0 million in aggregate principal amount of the 2023 Notes.

On March 30, 2018, we entered into an at-the-market sales agreement with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of the date of this report, we have not sold any shares of our common stock under the at-the-market facility.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining of necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2018 and beyond. Upon the completion of the audit of our consolidated financial statements for the year ended December 31, 2017, we did not have sufficient cash to fund our operations through the first quarter of 2019 without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. The financial information throughout this Quarterly Report and the unaudited consolidated financial statements included elsewhere in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these statements do not include any adjustments that may result from the outcome of this uncertainty.

We expect our existing cash, cash equivalents, and marketable securities as of March 31, 2018 will enable us to fund our operations into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, which may include additional follow-on offerings or through our at-the-market facility with Cowen, debt financings and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

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

The Term Loans bear interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consisted of interest-only through December 31, 2017. In January 2018, we began to make monthly principal payments that will continue until the Maturity Date.

We may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date. As of March 31, 2018, the outstanding balance of the Term Loans was $22.5 million.

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

The Term Loans are collateralized by all of our consolidated assets. The Term Loans also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Term Loans of approximately $568,648 that are being amortized as additional interest expense over the term of the Term Loans using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $526,208, was recorded as a discount to the Term Loans, which is also being amortized as additional interest expense over the term of the Term Loans using the effective interest method.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(20,499)	$(11,616)
Net cash provided by investing activities	16,187	5,263
Net cash provided by financing activities	49,064	5,077
Net increase (decrease) in cash and cash equivalents	$44,752	$(1,276)

Net cash used in operating activities

Net cash used in operating activities was $20.5 million for the three months ended March 31, 2018, and consisted primarily of a net loss of $22.3 million and a net change in operating assets and liabilities of $5.2 million (consisting of a net decrease in accounts payable, accrued expenses and interest, and deferred rent of $1.8 million, a net increase in accounts receivable, inventory, and prepaid expenses and other current assets of $3.4 million), partially offset by stock-based compensation expense of $1.5 million, an increase in the fair value of derivative liability of $4.8 million, and depreciation, non-cash interest expense, and write-down of the carrying value of our inventory to net realizable value of an aggregate amount of $0.7 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $16.2 million for the three months ended March 31, 2018,  and consisted of sales and maturities of marketable securities.

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2017, and consisted entirely of the sale of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $49.1 million for the three months ended March 31, 2018,  and consisted primarily of $51.2 million from the issuance of the 2023 Notes and the exercise of stock options of $0.4 million, partially offset by aggregate principal payments on our Term Loans of $2.5 million.

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2017, and consisted primarily of the net proceeds received from the issuance of notes payable of $5.0 million and the exercise of stock options of $0.2 million, partially offset by the amortization of deferred financing costs and debt discount of $0.1 million.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2018 (in thousands).

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2018	2019-2020	2021-2022	2022
Operating lease obligations	$3,291	$453	$1,240	$1,316	$282
Payments under corporate development agreement(1)	901	—	901	—	—
Principal payments under Notes(2)	22,500	7,500	15,000	—	—
Interest payments under Notes(2)	4,468	1,218	3,250	—	—
Principal payments under 2023 Notes(3)	52,950	—	—	—	52,950
Interest payments under 2023 Notes(3)	13,900	1,390	5,560	5,560	1,390
Total contractual obligations	$98,010	$10,561	$25,951	$6,876	$54,622

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $22.5 million principal amount of the Notes that were outstanding as of March 31, 2018.
(3)	Represents the principal and interest payment schedule for the $53.0 million principal amount of the 2023 Notes that were outstanding as of March 31, 2018.

Off‑Balance Sheet Arrangements

During three months ended March 31, 2018 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We believe there have been no other material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash, cash equivalents, and marketable securities of $65.1 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rates on our 2023 Notes and our Term Loans are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. We expect that our international sales through distributors and the costs we incur in connection with our international operations will be in currencies other than the U.S. dollar, primarily the Euro. However, we do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results. We do not currently engage in any hedging transactions to manage our exposure to foreign currency exchange rate risk.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the risk factors described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.

Risks Related to our Accounting Policies and Principles

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes. Moreover, the new revenue recognition guidance, ASC Topic 606, Revenue from Contracts with Customers, requires more judgment than did the prior guidance.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

U.S. GAAP are subject to interpretation by the FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this guidance as of January 1, 2018. Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In the first quarter of 2018, we issued 145,769 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

10.1*+

Third Amendment to Amended and Restated Loan and Security Agreement, by and among Senseonics Holdings, Inc., Senseonics, Incorporated, Oxford Finance LLC and Silicon Valley Bank, dated as of January 25, 2018.

10.2

Base Indenture, dated January 30, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on January 30, 2018).

10.3

First Supplemental Indenture, dated January 30, 2018, between the Company and U.S. Bank, National Association, as Trustee (including the form of 5.25% convertible senior subordinated notes due 2023) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on January 30, 2018).

10.4

Sales Agreement, dated March 30, 2018, by and between Senseonics Holdings, Inc. and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on March 30, 2018).

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

+Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: May 10, 2018	By:	/s/ R. Don Elsey
R. Don Elsey
Chief Financial Officer
(Principal Financial Officer)