Form 10-Q
period 2018-06-30
Senseonics Holdings, Inc.
filed 2018-08-08
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 176,026,760 shares of common stock, par value $0.001, outstanding as of August 7, 2018.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,928	$16,150
Marketable securities	7,954	20,300
Accounts receivable, primarily from a related party	2,988	3,382
Inventory, net	8,400	2,991
Prepaid expenses and other current assets	4,195	2,092
Total current assets	207,465	44,915

Deposits and other assets	205	176
Property and equipment, net	998	853
Total assets	$208,668	$45,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,172	$7,712
Accrued expenses and other current liabilities	9,863	5,428
Notes payable, current portion	10,000	10,000
Total current liabilities	25,035	23,140

Notes payable, net of discount	9,619	14,414
Convertible senior notes, net of discount	34,469	—
Derivative liability	32,312	—
Notes payable, accrued interest	1,444	1,054
Other liabilities	73	69
Total liabilities	102,952	38,677

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value per share; 450,000,000 and 250,000,000 shares authorized, 175,897,790 and 136,882,735 shares issued and outstanding as of June 30, 2018 and December 31, 2017	177	137
Additional paid-in capital	424,131	270,953
Accumulated deficit	(318,592)	(263,823)
Total stockholders' equity	105,716	7,267
Total liabilities and stockholders’ equity	$208,668	$45,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue, primarily from a related party	$3,623	$814	$6,569	$1,367
Cost of sales	3,839	1,714	7,147	2,759
Gross profit	(216)	(900)	(578)	(1,392)

Expenses:
Sales and marketing expenses	6,177	1,249	9,618	2,389
Research and development expenses	8,289	5,604	16,402	12,602
General and administrative expenses	5,382	3,888	9,393	7,655
Operating loss	(20,064)	(11,641)	(35,991)	(24,038)
Other income (expense), net:
Interest income	241	37	425	58
Interest expense	(2,236)	(767)	(4,007)	(1,451)
Change in fair value of 2023 derivative	(10,166)	—	(15,013)	—
Other expense	(271)	(3)	(183)	(16)
Total other expense, net	(12,432)	(733)	(18,778)	(1,409)

Net loss	(32,496)	(12,374)	(54,769)	(25,447)
Total comprehensive loss	$(32,496)	$(12,374)	$(54,769)	$(25,447)

Basic and diluted net loss per common share	$(0.23)	$(0.12)	$(0.40)	$(0.26)
Basic and diluted weighted-average shares outstanding	138,767,873	103,689,994	137,923,135	98,825,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(54,769)	$(25,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	104	92
Non-cash interest expense (debt discount and deferred costs)	1,519	226
Change in fair value of derivative liability	15,012	—
Stock-based compensation expense	3,058	1,719
Provision for lower of cost or net realizable value	202	263
Net realized gain on marketable securities	(69)	—
Changes in assets and liabilities:
Accounts receivable	394	(549)
Prepaid expenses and other current assets	(2,103)	(197)
Inventory	(5,611)	(3,169)
Deposits and other assets	(76)	(36)
Accounts payable	(2,540)	(88)
Accrued expenses and other current liabilities	4,118	2,616
Accrued interest	390	358
Deferred rent	4	11
Net cash used in operating activities	(40,367)	(24,201)
Cash flows from investing activities
Capital expenditures	(176)	(196)
Purchases of marketable securities	(7,935)	(7,981)
Sales and maturities of marketable securities	20,350	7,300
Net cash provided by (used in) investing activities	12,239	(877)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	149,379	40,343
Proceeds from exercise of stock options	813	186
Proceeds from notes payable, net of costs	—	4,896
Proceeds from issuance of warrants	—	104
Proceeds from convertible senior notes, net of costs	50,734	—
Principal payments of notes payable	(5,000)	—
Principal payments under capital lease obligations	(20)	(40)
Net cash provided by financing activities	195,906	45,489
Net increase in cash and cash equivalents	167,778	20,411
Cash and cash equivalents, at beginning of period	16,150	13,047
Cash and cash equivalents, at end of period	$183,928	$33,458

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$954	$811

Supplemental disclosure of non-cash investing and financing activities
Common stock offering costs incurred	$282	$—
Convertible debt offering costs incurred	$29	$—
Capital expenditures	$73	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

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

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). The Company received aggregate net proceeds from the March 2016 Offering, including proceeds from the underwriters’ subsequent partial exercise of their option to purchase additional shares, of $44.8 million. On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) resulting in borrowings of an aggregate principal amount of $25.0 million. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. On August 23, 2017, the Company effected the closing of its offering of 13,383,125 shares of its common stock at a price of $2.15 per share (the “August 2017 Offering”). The Company received aggregate net proceeds from the August 2017 Offering of $26.5 million. In January 2018, the Company issued $50.0 million in aggregate principal amount of convertible senior subordinated notes, and in February 2018, the Company issued an additional $3.0 million in aggregate principal amount of convertible senior subordinated notes (collectively, the “2023 Notes”) upon the partial exercise of the underwriters’ over-allotment option. On June 28, 2018, the Company effected the closing of its offering of 38,076,561 shares of its common stock at a price of $3.93 per share (the “June 2018 Offering”). The Company received aggregate net proceeds from the June 2018 Offering of $149.1 million. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs through 2020. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through March 31, 2019 that existed at May 10, 2018 has been alleviated.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2018 and 2017, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

During the three and six months ended June 2018 and 2017, the Company derived substantially all of its revenue from two customers. Total revenues from those customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Roche Diabetes Care (related party)	$3,070	$698	$5,638	$1,163
Rubin Medical	$529	$116	$897	$204

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

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out. The Company periodically reviews inventory to determine if a write-down is necessary for inventory that has become obsolete, inventory that has a cost basis less than net realizable value, and inventory in excess of future demand taking into consideration the product shelf life.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through June 30, 2018.

Derivative Financial Instruments

In connection with the Company’s issuance of the 2023 Notes in January 2018, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The financial instrument is remeasured at the end of each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense) as change in fair value of 2023 derivative.

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

The Company generates product revenue from sales of the Eversense system and related components and supplies at a fixed price to third-party distributors (the “Customers”) who resell the products to health care providers and patients in the European Union. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

Since the Company had net operating loss (“NOL”) carryforwards as of June 30, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of June 30, 2018 and December 31, 2017.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term notes and 2023 Notes are recorded at historical cost, net of discounts, and are not remeasured at fair value.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At June 30, 2018 and 2017, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	June 30,
	2018	2017
Stock-based awards	21,305,247	15,348,333
2023 Notes	15,499,998	—
Warrants	4,082,544	4,570,902
Total anti-dilutive shares outstanding	40,887,789	19,919,235

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and the 2023 Notes using the if-converted method.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method. The adoption of the new standard did not materially impact the amounts reported in the Company’s consolidated financial statements and there were no other significant changes impacting the timing or measurement of revenues or the Company’s business process and controls.

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company plans to adopt the guidance on January 1, 2019. The Company is in the process of reviewing of its lease agreements and evaluating the impact of the lease guidance on the Company’s consolidated financial statements. The Company anticipates recording additional assets and corresponding liabilities on its consolidated balances sheets related to operating leases within its lease portfolio upon adoption of the guidance.

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

4.  Marketable Securities

Marketable securities available for sale, consisting of government and agency securities and corporate debt securities, were as follows (in thousands):

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate debt securities	$7,954	$—	$—	$7,954
Total	$7,954	$—	$—	$7,954

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$5,990	$—	$—	$5,990
Corporate debt securities	14,310	—	—	14,310
Total	$20,300	$—	$—	$20,300

5.  Inventory, net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$401	$375
Work-in-process	7,065	2,150
Raw materials	934	466
Total	$8,400	$2,991

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Contract manufacturing	$2,920	$1,601
Clinical and preclinical	37	35
Marketing	594	93
Software	150	214
Insurance	199	77
Other	295	72
Total prepaid expenses and other current assets	$4,195	$2,092

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Contract manufacturing	$3,439	$1,209
Compensation and benefits	2,376	2,209
Product warranty	403	813
Legal	577	627
Interest on notes payable and 2023 Notes	1,302	180
Audit and tax related	373	315
Clinical and preclinical	159	55
Other	1,234	20
Total accrued expenses and other current liabilities	$9,863	$5,428

8.Commitments and Contingencies

The Company leases approximately 33,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Additionally, the Company leases approximately 12,000 square feet of office space under a cancelable operating lease expiring in December 2018. The Company can terminate the lease agreement upon 60 days’ prior written notice. The Company has an option to renew the lease for three additional two-month terms. Expense recognition is based upon a straight‑line basis and was $0.2 million for each of the three months ended June 30, 2018 and 2017 and $0.3 million for each of the six months ended June 30, 2018 and 2017.

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $0.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. There were approximately $0.6 million of future minimum payments under this commitment at June 30, 2018.

9.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three or six months ended June 30, 2018 or 2017.

10.Notes Payable

Convertible Senior Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at June 30, 2018.

Each $1,000 of principal of the 2023 Notes is initially convertible into 294.1176 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $3.40 per share, subject to adjustment upon the occurrence of specified events. Holders may convert at any time prior to February 1, 2023. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. If specific corporate events occur prior to the maturity date, the Company would increase the conversion rate pursuant to the make-whole fundamental change provision for a holder who elects to convert their 2023 Notes in connection with such an event in certain circumstances. Additionally, if a fundamental change occurs prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest.

In accordance with GAAP relating to embedded conversion features, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded conversion option as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount, embedded conversion option and transaction costs, are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%.

The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense).

In the second quarter of 2018, the Company issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes.

Term Notes Payable

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company has borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); and $5.0 million (“Tranche 3 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford. The Company borrowed the Tranche 2 Term Loan in November 2016 upon the Lenders’ confirmation that the Company received positive data in its U.S. pivotal trial of Eversense, and the Company submitted a pre-market approval (“PMA”) application for Eversense in the United States with the FDA. The Company borrowed the Tranche 3 Term Loan in March 2017 upon completion of the first commercial sale of its second-generation transmitter in the European Union.

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively (see Note 11, “Stockholders’ Equity”).

The Notes are collateralized by all of the Company’s consolidated assets. The Notes also contain certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $0.6 million that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $0.5 million, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. At June 30, 2018 and December 31, 2017, the final payment fee accrual was $1.4 million and $1.1 million, respectively.

The following are the scheduled maturities of the 2023 Notes and Term Loans as of June 30, 2018 (in thousands):

2018 (remaining six months)	$5,000
2019	10,000
2020	5,000
2021	—
2022	—
After 2022	52,700
Total	$72,700

The Company estimates the fair value of the term notes based on borrowing rates currently available for loans with similar terms (Level 2). The Company believes that the fair value of its term notes approximate their carrying value. The Company estimates the fair value of the 2023 Notes using commonly accepted valuation methodologies and market-risk measurements that are indirectly observable, such as credit risk (Level 2). At June 30, 2018, the fair value of the 2023 Notes, excluding the derivative liability, was $42.5 million.

11.Stockholders’ Equity

Preferred Stock

As of June 30, 2018 and December 31, 2017, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2018 or December 31, 2017.

Common Stock

As of June 30, 2018 and December 31, 2017, the Company’s authorized capital stock included 450,000,000 and 250,000,000 shares of common stock, respectively, par value $0.001 per share. The Company had 175,897,790 and 136,882,735 shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively. The cumulative fair value of the warrants, which the Company estimated to be $0.5 million, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $0.2 million, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount will be amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For each of the three and six months ended June 30, 2018 and 2017, the Company recorded amortization of discount of debt of $0.1 million within interest expense in the accompanying statements of operations and comprehensive loss.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of June 30, 2018, 1,906,380 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 7,844,281 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$14,218	$14,218	$—	$—
Corporate debt securities	7,954	—	7,954	—
Liabilities
Embedded conversion option	32,312	—	—	32,312

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$4,706	$4,706	$—	$—
Government and agency securities	7,987	—	7,987	—
Corporate debt securities	17,708	—	17,708	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Conversion
Option
December 31, 2017	$—
Issuance of the 2023 Notes	17,300
Change in fair value included in other income (expense)	15,012
June 30, 2018	$32,312

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2018 and 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2018 and 2017.

13.Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2018 or June 30, 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2018 and December 31, 2017.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the "Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiaries.

Overview

We are a medical technology company focused on the development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems, Eversense and Eversense XL, are reliable, long‑term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes a more convenient method to monitor their glucose levels in comparison to the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of currently available CGM systems. On June 21, 2018, our Eversense System received approval from the U.S. Food and Drug Administration, or FDA, for marketing in the United States and we have begun distributing Eversense through our direct sales force in the United States. Eversense and Eversense XL are approved for sale in Europe/Middle East and Africa (EMEA).

Recent Developments

On June 28, 2018, we effected the closing of a public offering of 38,076,561 shares of our common stock at a price of $3.93 per share, or the June 2018 Offering. We received aggregate net proceeds from the June 2018 Offering of $149.1 million.

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

United States Development and Commercialization of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States for 90-day use. On March 29, 2018, we had a meeting with the FDA Clinical Chemistry and Clinical Toxicology Devices Panel, during which the panel voted that the Eversense benefits outweighed the risks by a count of 8 to 0. The panel also voted 8 to 0 in favor of the safety and 8 to 0 in favor of the efficacy of Eversense. On June 21, 2018, we received PMA approval from the FDA for the Eversense System. We have begun distributing the Eversense System directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. We intend to pursue a Category I CPT code in the future.

Pediatric Development

On June 22, 2018, third party researchers presented data from a clinical trial evaluating the performance of Eversense XL for up to 180 days in pediatrics aged 12 and over and adults with diabetes at the American Diabetes Association's 78th Scientific Sessions. In this prospective, unblinded, single-arm, single-center trial conducted by LMC Diabetes & Endocrinology in Canada, 30 children and six adults with diabetes were evaluated on the accuracy and safety of the Eversense XL CGM System through the 180-day trial duration. When referenced against a lab analyzer, the findings demonstrated the accuracy of Eversense XL (MARD of 9.4%, 15/15% metric of 83%, and 99.6% of consensus error grid data in zones A and B). Trial participants also generally expressed an overall favorable rating of the system. No serious adverse events related to the insertion/removal of the sensor or device were reported. We believe the observations from this study could potentially help inform the design of our future pediatric clinical trials.

We have never been profitable and our net losses were $32.5 million and $12.4 million for three months ended June 30, 2018 and 2017, respectively, and $54.8 million and $25.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, our accumulated deficit totaled $318.6 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

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

Financial Overview

Revenue

During the three and six months ended June 30, 2018, we generated product revenue from sales of the Eversense and Eversense XL system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense and Eversense XL in additional countries throughout the remainder of 2018. We have begun distributing the Eversense System directly in the United States through our own direct sales and marketing organization. We expect our revenue from product sales will increase as we ramp up our commercialization efforts through the remainder of 2018 and into 2019. If we fail to successfully commercialize Eversense or if we are unable to successfully complete the development of future generations of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

Other Income (Expense), Net

Other income (expense) primarily consists of the change in the fair value of the 2023 derivative, which represents the value of the embedded conversion option within our convertible senior subordinated notes due 2023. This financial instrument is remeasured at the end of each reporting period with changes in fair value recorded in other income (expense). Interest income consists of interest earned on our cash equivalents and interest expense primarily consists of the interest expense on the secured notes, or the Notes, we issued to Oxford Finance LLC, or Oxford, in connection with our original Loan and Security Agreement in July and December 2014 and the Notes we issued to Oxford and Silicon Valley Bank, or SVB, in connection with our Amended and Restated Loan and Security Agreement in June 2016, November 2016 and March 2017. We refer to Oxford and SVB together as the Lenders. This interest expense primarily consists of (i) contractual interest on the Notes, (ii) amortization of debt discount related to warrants, or the warrants, that we issued to the Lenders in connection with the Notes, and (iii) the accrual into interest expense of a final payment obligation that we are required to pay to the Lenders at maturity of the Notes.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended
	June 30,		Period-to-
	2018	2017	Period Change
	(in thousands)
Revenue, primarily from a related party	$3,623	$814	$2,809
Cost of sales	3,839	1,714	2,125
Gross profit	(216)	(900)	684

Expenses:
Sales and marketing expenses	6,177	1,249	4,928
Research and development expenses	8,289	5,604	2,685
General and administrative expenses	5,382	3,888	1,494
Operating loss	(20,064)	(11,641)	(8,423)
Other income (expense), net:
Interest income	241	37	204
Interest expense	(2,236)	(767)	(1,469)
Change in fair value of 2023 derivative	(10,166)	—	(10,166)
Other expense	(271)	(3)	(268)
Total other expense, net	(12,432)	(733)	(11,699)
Net loss	$(32,496)	$(12,374)	$(20,122)

Revenue

Our revenue increased to $3.6 million for the three months ended June 30, 2018, compared to $0.8 million for the three months ended June 30, 2017. This increase was due to increased demand of Eversense from Rubin and Roche for distribution in Europe during the three months ended June 30, 2018.

Cost of sales

Our cost of sales increased to $3.8 million for the three months ended June 30, 2018, compared to $1.7 million for the three months ended June 30, 2017. This increase was due to increased sales of Eversense to Roche and Rubin for distribution in Europe during the three months ended June 30, 2018.

Our gross profit was $(0.2) million and $(0.9) million for the three months ended June 30, 2018 and 2017, respectively. Gross profit as a percentage of revenue, or gross margin, was (6)% and (111)% in the three months ended June 30, 2018 and 2017, respectively.

Sales and marketing expenses

Sales and marketing expenses were $6.2 million for the three months ended June 30, 2018, compared to $1.3 million for the three months ended June 30, 2017, an increase of $4.9 million. The $4.9 million increase was primarily due to a $2.6 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research and marketing costs of $1.7 million in preparation of the U.S. launch of Eversense, and an increase of $0.6 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in preparation for our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $8.3 million for the three months ended June 30, 2018, compared to $5.6 million for the three months ended June 30, 2017, an increase of $2.7 million. The increase of $2.7 million was primarily due to a $1.0 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $1.7 million for research and development expenses related to the development of future generations of Eversense.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2018, compared to $3.9 million for the three months ended June 30, 2017, an increase of $1.5 million. The increase was primarily due to a $0.9 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $0.6 million in other general and administrative costs to support our operations.

Total other expense, net

Total other expense, net, was $12.4 million for the three months ended June 30, 2018, compared to $0.7 million for the three months ended June 30, 2017, an increase of $11.7 million. The increase was primarily due to a $10.2 million change in fair value of the derivative liability and interest expense on our Term Loans and 2023 Notes described below in “Liquidity and Capital Resources.”

Comparison of the six months ended June 30, 2018 and 2017

The following table sets forth our results of operations for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended
	June 30,		Period-to-
	2018	2017	Period Change
	(unaudited)
Revenue, primarily from a related party	$6,569	$1,367	$5,202
Cost of sales	7,147	2,759	4,388
Gross profit	(578)	(1,392)	814

Expenses:
Sales and marketing expenses	9,618	2,389	7,229
Research and development expenses	16,402	12,602	3,800
General and administrative expenses	9,393	7,655	1,738
Operating loss	(35,991)	(24,038)	(11,953)
Other income (expense), net:
Interest income	425	58	367
Interest expense	(4,007)	(1,451)	(2,556)
Change in fair value of 2023 derivative	(15,013)	—	(15,013)
Other expense	(183)	(16)	(167)
Total other expense, net	(18,778)	(1,409)	(17,369)

Net loss	$(54,769)	$(25,447)	$(29,322)

Revenue

Our revenue increased to $6.6 million for the six months ended June 30, 2018, compared to $1.4 million for the six months ended June 30, 2017. This increase was due to increased demand of Eversense from Rubin and Roche for distribution in Europe during the six months ended June 30, 2018.

Cost of sales

Our cost of sales increased to $7.2 million for the six months ended June 30, 2018, compared to $2.8 million for the six months ended June 30, 2017. This increase was due to increased sales of Eversense to Roche and Rubin for distribution in Europe during the six months ended June 30, 2018.

Our gross profit was $(0.6) million and $(1.4) million for the six months ended June 30, 2018 and 2017, respectively. Gross profit as a percentage of revenue, or gross margin, was (9)% and (102)% in the six months ended June 30, 2018 and 2017.

Sales and marketing expenses

Sales and marketing expenses were $9.6 million for the six months ended June 30, 2018, compared to $2.4 million for the six months ended June 30, 2017, an increase of $7.2 million. The $7.2 million increase was primarily due to a $3.8 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research and marketing costs of $2.8 million in preparation of the U.S. launch of Eversense, and an increase of $0.6 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in preparation for our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $16.4 million for the six months ended June 30, 2018, compared to $12.6 million for the six months ended June 30, 2017, an increase of $3.8 million. The increase of $3.8 million was primarily due to a $1.7 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $2.1 million for research and development expenses related to the development of future generations of Eversense.

General and administrative expenses

General and administrative expenses were $9.4 million for the six months ended June 30, 2018, compared to $7.7 million for the six months ended June 30, 2017, an increase of $1.7 million. The increase was primarily due to a $1.2 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $0.5 million in other general and administrative costs to support our operations.

Total other expense, net

Total other expense, net, was $18.8 million for the six months ended June 30, 2018, compared to $1.4 million for the six months ended June 30, 2017, an increase of $17.4 million. The increase was primarily due to a $15.0 million change in fair value of the derivative liability and interest expense on our Term Loans and 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $32.5 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively, and $54.8 million and $25.4 million for the six months ended June 30, 2018 and 2017, respectively.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of June 30, 2018, we had cash and cash equivalents and marketable securities of $191.9 million. Under the Amended and Restated Loan and Security Agreement with the Lenders, we have borrowed an aggregate principal amount of $25.0 million.

In January 2018, we issued $50.0 million in aggregate principal amount of 5.25% convertible senior subordinated notes due 2023, or the 2023 Notes, and in February 2018, we issued an additional $3.0 million in aggregate principal amount of the 2023 Notes.

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

On June 28, 2018, we closed our June 2018 Offering of 38,076,561 shares of our common stock at a price of $3.93 per share. We received aggregate net proceeds from the June 2018 Offering of $149.1 million.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining and maintaining the necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2018 and beyond.

We expect our existing cash, cash equivalents, and marketable securities as of June 30, 2018 will enable us to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, which may include additional follow-on offerings or through our at-the-market facility, debt financings and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

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

We may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date. As of June 30, 2018, the outstanding balance of the Term Loans was $20.0 million.

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

The Term Loans are collateralized by all of our consolidated assets. The Term Loans also contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We incurred issuance costs related to the Term Loans of approximately $0.6 million that are being amortized as additional interest expense over the term of the Term Loans using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $0.5 million, was recorded as a discount to the Term Loans, which is also being amortized as additional interest expense over the term of the Term Loans using the effective interest method.

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

The 2023 Notes are convertible into shares of our common stock at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. The conversion rate is initially 294.1176 shares of common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $3.40 per share of common stock), subject to customary adjustments. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of our common stock. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event.

In the second quarter of 2018, we issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. As of June 30, 2018, the aggregate outstanding principal amount of the 2023 Notes was $52.7 million.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(40,367)	$(24,201)
Net cash provided by (used in) investing activities	12,239	(877)
Net cash provided by financing activities	195,906	45,489
Net increase in cash and cash equivalents	$167,778	$20,411

Net cash used in operating activities

Net cash used in operating activities was $40.4 million for the six months ended June 30, 2018, and consisted of a net loss of $54.8 million and a net change in operating assets and liabilities of $5.4 million (consisting of a net increase in accounts receivable, prepaid expenses and other current assets, inventory, and deposits and other assets of $7.4 million, net of an increase in accounts payable, accrued expenses and other current liabilities, accrued interest, and deferred rent of $2.0 million), partially offset by stock-based compensation expense of $3.1 million, an increase in the fair value of derivative liability of $15.0 million, non-cash interest expense of $1.5 million, and depreciation and write-down of the carrying value of our inventory to net realizable value of an aggregate amount of $0.2 million.

Net cash used in operating activities was $24.2 million for the six months ended June 30, 2017, and consisted of a net loss of $25.4 million and a net change in operating assets and liabilities of $1.1 million (consisting of an increase in accounts receivable, inventory, and prepaid expenses and other current assets of $4.0 million, net of an increase in accrued expenses and interest of $2.9 million), partially offset by stock-based compensation expense of $1.7 million, and depreciation, non-cash interest expense, and the write-down of the carrying value of our inventory to net realizable value in the aggregate amount of $0.6 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $12.2 million for the six months ended June 30, 2018, and consisted sales and maturities of marketable securities of $20.3 million, offset by purchases of marketable securities of $7.9 million and capital expenditures of $0.2 million.

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2017, and consisted of purchases of marketable securities of $8.0 million and capital expenditures of $0.2 million, partially offset by sales and maturities of marketable securities of $7.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was $195.9 million for the six months ended June 30, 2018, and consisted primarily of $149.4 million from the issuance of common stock in our June 2018 Offering,  $50.7 million from the issuance of the 2023 Notes, and $1.0 million from the exercise of stock options, partially offset by aggregate principal payments on our Term Loans of $5.0 million.

Net cash provided by financing activities was $45.5 million for the six months ended June 30, 2017, and consisted primarily of the net proceeds received from our offering of common stock in May 2017 of $40.4 million, notes payable and warrants of $5.0 million, and the exercise of stock options of $0.1 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2018 (in thousands).

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2018	2019-2020	2021-2022	2022
Operating lease obligations	$3,139	$300	$1,241	$1,316	$282
Payments under corporate development agreement(1)	577	—	577	—	—
Principal payments under Notes(2)	20,000	5,000	15,000	—	—
Interest payments under Notes(2)	4,078	791	3,287	—	—
Principal payments under 2023 Notes(3)	52,700	—	—	—	52,700
Interest payments under 2023 Notes(3)	13,841	1,390	5,534	5,534	1,383
Total contractual obligations	$94,335	$7,481	$25,639	$6,850	$54,365

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $20.0 million principal amount of the Notes that were outstanding as of June 30, 2018.
(3)	Represents the principal and interest payment schedule for the $52.7 million principal amount of the 2023 Notes that were outstanding as of June 30, 2018.

Off‑Balance Sheet Arrangements

During three and six months ended June 30, 2018 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $191.9 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rates on our 2023 Notes and our Term Loans are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In the second quarter of 2018, we issued 138,768 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

In the second quarter of 2018, we issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes, at a conversion rate of 294.1176 shares per $1,000 principal amount converted (or a conversion price of approximately $3.40 per share). The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

3.3*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SENSEONICS HOLDINGS, INC.

Date: August 8, 2018	By:	/s/ R. Don Elsey
R. Don Elsey
Chief Financial Officer
(Principal Financial Officer)