Form 10-Q
period 2018-09-30
Senseonics Holdings, Inc.
filed 2018-11-08
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	☒		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 176,850,372 shares of common stock, par value $0.001, outstanding as of November 7, 2018.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,032	$16,150
Marketable securities	5,997	20,300
Accounts receivable, primarily from a related party	4,101	3,382
Inventory, net	10,001	2,991
Prepaid expenses and other current assets	4,723	2,092
Total current assets	181,854	44,915

Deposits and other assets	119	176
Property and equipment, net	1,358	853
Total assets	$183,331	$45,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,870	$7,712
Accrued expenses and other current liabilities	8,854	5,428
Notes payable, current portion	10,000	10,000
Total current liabilities	22,724	23,140

Notes payable, net of discount	7,207	14,414
Convertible senior notes, net of discount	35,277	—
Derivative liability	39,825	—
Notes payable, accrued interest	1,614	1,054
Other liabilities	79	69
Total liabilities	106,726	38,677

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value per share; 450,000,000 and 250,000,000 shares authorized, 176,725,832 and 136,882,735 shares issued and outstanding as of September 30, 2018 and December 31, 2017	177	137
Additional paid-in capital	426,901	270,953
Accumulated deficit	(350,473)	(263,823)
Total stockholders' equity	76,605	7,267
Total liabilities and stockholders’ equity	$183,331	$45,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue, primarily from a related party	$5,158	$2,097	$11,728	$3,464
Cost of sales	7,742	2,957	14,889	5,716
Gross profit	(2,584)	(860)	(3,161)	(2,252)

Expenses:
Sales and marketing expenses	7,851	2,089	17,469	4,478
Research and development expenses	7,402	9,765	23,805	22,368
General and administrative expenses	5,138	3,891	14,531	11,545
Operating loss	(22,975)	(16,605)	(58,966)	(40,643)
Other income (expense), net:
Interest income	820	129	1,245	187
Interest expense	(2,170)	(915)	(6,177)	(2,365)
Change in fair value of 2023 derivative	(7,513)	—	(22,526)	—
Other income (expense)	(43)	12	(226)	(5)
Total other expense, net	(8,906)	(774)	(27,684)	(2,183)

Net loss	(31,881)	(17,379)	(86,650)	(42,826)
Total comprehensive loss	$(31,881)	$(17,379)	$(86,650)	$(42,826)

Basic and diluted net loss per common share	$(0.18)	$(0.13)	$(0.57)	$(0.39)
Basic and diluted weighted-average shares outstanding	176,332,575	128,898,682	150,866,978	108,959,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(86,650)	$(42,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	178	145
Non-cash interest expense (debt discount and deferred costs)	2,415	339
Change in fair value of derivative liability	22,525	—
Stock-based compensation expense	4,676	2,740
Provision for lower of cost or net realizable value	133	208
Net realized gain on marketable securities	(112)	(59)
Changes in assets and liabilities:
Accounts receivable	(719)	(1,812)
Prepaid expenses and other current assets	(2,631)	(1,534)
Inventory	(7,143)	(2,144)
Deposits and other assets	57	(71)
Accounts payable	(3,842)	2,055
Accrued expenses and other current liabilities	3,446	2,927
Accrued interest	560	569
Deferred rent	10	13
Net cash used in operating activities	(67,097)	(39,450)
Cash flows from investing activities
Capital expenditures	(683)	(297)
Purchases of marketable securities	(7,935)	(25,867)
Sales and maturities of marketable securities	22,350	10,300
Net cash provided by (used in) investing activities	13,732	(15,864)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	149,044	66,870
Proceeds from exercise of stock options	2,018	239
Proceeds from notes payable, net of costs	—	4,896
Proceeds from issuance of warrants	—	104
Proceeds from convertible senior notes, net of costs	50,705	—
Principal payments of notes payable	(7,500)	—
Principal payments under capital lease obligations	(20)	(59)
Net cash provided by financing activities	194,247	72,050
Net increase in cash and cash equivalents	140,882	16,736
Cash and cash equivalents, at beginning of period	16,150	13,047
Cash and cash equivalents, at end of period	$157,032	$29,783

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,768	$1,304

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

On March 23, 2016, the Company effected the initial closing of its public offering of 15,800,000 shares of its common stock at a price to the public of $2.85 per share (the “March 2016 Offering”). The Company received aggregate net proceeds from the March 2016 Offering, including proceeds from the underwriters’ subsequent partial exercise of their option to purchase additional shares, of $44.8 million. On June 30, 2016, the Company entered into Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) resulting in borrowings of an aggregate principal amount of $25.0 million. On June 1, 2017, the Company effected the closing of its offering of 29,078,014 shares of its common stock at a price of $1.41 per share (the “May 2017 Offering”). The Company received aggregate net proceeds from the May 2017 Offering of $40.4 million. On August 23, 2017, the Company effected the closing of its offering of 13,383,125 shares of its common stock at a price of $2.15 per share (the “August 2017 Offering”). The Company received aggregate net proceeds from the August 2017 Offering of $26.5 million. In January 2018, the Company issued $50.0 million in aggregate principal amount of convertible senior subordinated notes, and in February 2018, the Company issued an additional $3.0 million in aggregate principal amount of convertible senior subordinated notes (collectively, the “2023 Notes”) upon the partial exercise of the underwriters’ over-allotment option. On June 28, 2018, the Company effected the closing of its offering of 38,076,561 shares of its common stock at a price of $3.93 per share (the “June 2018 Offering”). The Company received aggregate net proceeds from the June 2018 Offering of $149.0 million. Management has concluded that, based on the Company’s current operating plans, its existing cash, cash equivalents, and marketable securities available for sale will be sufficient to meet the Company’s anticipated operating needs into 2020. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through March 31, 2019 that existed at May 10, 2018 has been alleviated.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2018 and 2017, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

During the three and nine months ended September 30, 2018 and 2017, the Company derived substantially all of its revenue from two customers. Total revenues from those customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Roche Diabetes Care (related party)	$4,322	$2,036	$9,960	$3,199
Rubin Medical	$291	$51	$1,188	$254

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through September 30, 2018.

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

The Company generates product revenue from sales of the Eversense system and related components and supplies at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States (collectively, “Customers”) who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

Since the Company had net operating loss (“NOL”) carryforwards as of September 30, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of September 30, 2018 and December 31, 2017.

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

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At September 30, 2018 and 2017, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	September 30,
	2018	2017
Stock-based awards	21,006,058	15,986,298
2023 Notes	15,499,998	—
Warrants	4,068,581	4,570,902
Total anti-dilutive shares outstanding	40,574,637	20,557,200

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company plans to adopt the guidance on January 1, 2019. The Company is in the process of reviewing its lease agreements and evaluating the impact of the lease guidance on the Company’s consolidated financial statements. The Company anticipates recording additional assets and corresponding liabilities on its consolidated balances sheets related to operating leases within its lease portfolio upon adoption of the guidance.

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

4.  Marketable Securities

Marketable securities available for sale, consisting of government and agency securities and corporate debt securities, were as follows (in thousands):

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate debt securities	$5,997	$—	$—	$5,997
Total	$5,997	$—	$—	$5,997

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Government and agency securities	$5,990	$—	$—	$5,990
Corporate debt securities	14,310	—	—	14,310
Total	$20,300	$—	$—	$20,300

5.  Inventory, net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$489	$375
Work-in-process	8,565	2,150
Raw materials	947	466
Total	$10,001	$2,991

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Contract manufacturing	$3,592	$1,601
Clinical and preclinical	15	35
Marketing	396	93
Software	87	214
Insurance	208	77
Other	425	72
Total prepaid expenses and other current assets	$4,723	$2,092

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Contract manufacturing	$3,090	$1,209
Compensation and benefits	2,652	2,209
Product warranty	694	813
Professional Services	899	942
Interest on notes payable and 2023 Notes	587	180
Clinical and preclinical	166	55
Other	766	20
Total accrued expenses and other current liabilities	$8,854	$5,428

8.Commitments and Contingencies

The Company leases approximately 33,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. Additionally, the Company leases approximately 12,000 square feet of office space under a cancelable operating lease expiring in December 2018. The Company can terminate the lease agreement upon 60 days’ prior written notice. The Company has an option to renew the lease for three additional two-month terms. Expense recognition is based upon a straight‑line basis and was $0.2 million for each of the three months ended September 30, 2018 and 2017 and $0.5 million for each of the nine months ended September 30, 2018 and 2017.

On March 31, 2016, the Company amended a corporate development agreement with a supplier to include a minimum purchase commitment per year. Total research and development expense related to the minimum payment was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. There were approximately $0.3 million of future minimum payments under this commitment at September 30, 2018.

9.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. There have been no employer contributions to this plan. Administrative expenses for the plan, which are paid by the Company, were not material in the three or nine months ended September 30, 2018 or 2017.

10.Notes Payable

Convertible Senior Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at September 30, 2018.

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

In the second quarter of 2018, the Company issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. There was no conversion of 2023 Notes in the third quarter of 2018.

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 260,251 shares of common stock with an exercise price ranging from $1.86 to $3.86 per share. (see Note 11, “Stockholders’ Equity”).

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

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. At September 30, 2018 and December 31, 2017, the final payment fee accrual was $1.6 million and $1.1 million, respectively.

The following are the scheduled maturities of the 2023 Notes and Term Loans as of September 30, 2018 (in thousands):

2018 (remaining three months)	$2,500
2019	10,000
2020	5,000
2021	—
2022	—
After 2022	52,700
Total	$70,200

The Company estimates the fair value of the term notes based on borrowing rates currently available for loans with similar terms (Level 2). The Company believes that the fair value of its term notes approximate their carrying value. The Company estimates the fair value of the 2023 Notes using commonly accepted valuation methodologies and market-risk measurements that are indirectly observable, such as credit risk (Level 2). At September 30, 2018, the fair value of the 2023 Notes, excluding the derivative liability, was $44.2 million.

11.Stockholders’ Equity

Preferred Stock

As of September 30, 2018 and December 31, 2017, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2018 or December 31, 2017.

Common Stock

As of September 30, 2018 and December 31, 2017, the Company’s authorized capital stock included 450,000,000 and 250,000,000 shares of common stock, respectively, par value $0.001 per share. The Company had 176,725,832 and 136,882,735 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively. The cumulative fair value of the warrants, which the Company estimated to be $0.5 million, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $0.2 million, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount is being amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three and nine months ended September 30, 2018 and 2017, the Company recorded amortization of discount of debt of $0.1 million and $0.2 million, respectively, within interest expense in the accompanying statements of operations and comprehensive loss.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of September 30, 2018, 1,385,452 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 7,229,541 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$5,997	$—	$5,997	$—
Liabilities
Embedded conversion option	39,825	—	—	39,825

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$4,706	$4,706	$—	$—
Government and agency securities	7,987	—	7,987	—
Corporate debt securities	17,708	—	17,708	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Conversion
Option
December 31, 2017	$—
Issuance of the 2023 Notes	17,300
Change in fair value included in other income (expense)	22,525
September 30, 2018	$39,825

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2018 and 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2018 and 2017.

13.Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2018 or September 30, 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2018 and December 31, 2017.

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

Overview

We are a medical technology company focused on the development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems, Eversense and Eversense XL, are reliable, long‑term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes a more convenient method to monitor their glucose levels in comparison to the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of currently available CGM systems. On June 21, 2018, our Eversense System received approval from the U.S. Food and Drug Administration, or FDA, for marketing in the United States and we began distributing Eversense through our direct sales force and a network of strategic fulfillment partners in the United States in July 2018. Eversense and Eversense XL are approved for sale in Europe/Middle East and Africa (EMEA).

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

United States Development and Commercialization of Eversense

 In 2016, we completed our Precise II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference, or MARD, of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We also observed a MARD of 9.5% utilizing one calibration point for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval, or PMA, application to the FDA to market Eversense in the United States for 90-day use. On March 29, 2018, we had a meeting with the FDA Clinical Chemistry and Clinical Toxicology Devices Panel, during which the panel voted that the Eversense benefits outweighed the risks by a count of 8 to 0. The panel also voted 8 to 0 in favor of the safety and 8 to 0 in favor of the efficacy of Eversense. On June 21, 2018, we received PMA approval from the FDA for the Eversense System. In July 2018, we began distributing the Eversense System directly in the United States through our own direct sales and marketing organization and a network of strategic fulfillment partners. We have received Category III CPT codes for the insertion and removal of the Eversense sensor. We intend to pursue a Category I CPT code in the future.

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

We have never been profitable and our net losses were $31.9 million and $17.4 million for three months ended September 30, 2018 and 2017, respectively, and $86.7 million and $42.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, our accumulated deficit totaled $350.5 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

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

Financial Overview

Revenue

During the three and nine months ended September 30, 2018, we generated product revenue from sales of the Eversense and Eversense XL system in Europe pursuant to distribution agreements with Roche and Rubin, and we expect to begin marketing Eversense and Eversense XL in additional countries in 2019. In July 2018, we began distributing the Eversense System directly in the United States through our own direct sales and marketing organization and a network of strategic fulfillment partners. We expect our revenue from product sales will increase as we ramp up our commercialization efforts through the remainder of 2018 and into 2019. If we fail to successfully commercialize Eversense or if we are unable to successfully complete the development of future generations of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended
	September 30,		Period-to-
	2018	2017	Period Change
	(in thousands)
Revenue, primarily from a related party	$5,158	$2,097	$3,061
Cost of sales	7,742	2,957	4,785
Gross profit	(2,584)	(860)	(1,724)

Expenses:
Sales and marketing expenses	7,851	2,089	5,762
Research and development expenses	7,402	9,765	(2,363)
General and administrative expenses	5,138	3,891	1,247
Operating loss	(22,975)	(16,605)	(6,370)
Other income (expense), net:
Interest income	820	129	691
Interest expense	(2,170)	(915)	(1,255)
Change in fair value of 2023 derivative	(7,513)	—	(7,513)
Other (expense) income	(43)	12	(55)
Total other expense, net	(8,906)	(774)	(8,132)
Net loss	$(31,881)	$(17,379)	$(14,502)

Revenue

Our revenue increased to $5.2 million for the three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017. This increase was due to increased demand of Eversense from

Rubin and Roche for distribution in Europe during the three months ended September 30, 2018, as well as from U.S. revenue that we recognized during the three months ended September 30, 2018.

Cost of sales

Our cost of sales increased to $7.7 million for the three months ended September 30, 2018, compared to $3.0 million for the three months ended September 30, 2017. This increase was due to increased sales of Eversense to Roche and Rubin for distribution in Europe, product manufacturing capacity expansion initiatives, and product engineering changes during the three months ended September 30, 2018, as well as costs related to U.S. sales of Eversense.

Our gross profit was $(2.6) million and $(0.9) million for the three months ended September 30, 2018 and 2017, respectively. Gross profit as a percentage of revenue, or gross margin, was (50)% and (41)% in the three months ended September 30, 2018 and 2017, respectively.

Sales and marketing expenses

Sales and marketing expenses were $7.9 million for the three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017, an increase of $5.8 million. The increase was primarily due to a $3.3 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research and marketing costs of $1.0 million in connection with the U.S. launch of Eversense, and an increase of $1.5 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in connection with our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $7.4 million for the three months ended September 30, 2018, compared to $9.8 million for the three months ended September 30, 2017, a decrease of $2.4 million. The decrease was primarily due to a $1.3 million decrease in clinical trial expenses and a decrease of $1.5 million for research and development expenses related to the development of future generations of Eversense, partially offset by an increase of $0.4 million in salaries, bonuses and payroll related costs for additional headcount.

General and administrative expenses

General and administrative expenses were $5.1 million for the three months ended September 30, 2018, compared to $3.9 million for the three months ended September 30, 2017, an increase of $1.2 million. The increase was primarily due to a $0.2 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $1.0 million in other general and administrative costs to support our operations.

Total other expense, net

Total other expense, net, was $8.9 million for the three months ended September 30, 2018, compared to $0.8 million for the three months ended September 30, 2017, an increase of $8.1 million. The increase was primarily due to a $7.5 million change in fair value of the derivative liability, an increase of $1.3 million in interest expense on our Term Loans and 2023 Notes, described below in “Liquidity and Capital Resources,” partially offset by $0.7 million in interest income earned on marketable securities.

Comparison of the nine months ended September 30, 2018 and 2017

The following table sets forth our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended
	September 30,		Period-to-
	2018	2017	Period Change
	(unaudited)
Revenue, primarily from a related party	$11,728	$3,464	$8,264
Cost of sales	14,889	5,716	9,173
Gross profit	(3,161)	(2,252)	(909)

Expenses:
Sales and marketing expenses	17,469	4,478	12,991
Research and development expenses	23,805	22,368	1,437
General and administrative expenses	14,531	11,545	2,986
Operating loss	(58,966)	(40,643)	(18,323)
Other income (expense), net:
Interest income	1,245	187	1,058
Interest expense	(6,177)	(2,365)	(3,812)
Change in fair value of 2023 derivative	(22,526)	—	(22,526)
Other expense	(226)	(5)	(221)
Total other expense, net	(27,684)	(2,183)	(25,501)

Net loss	$(86,650)	$(42,826)	$(43,824)

Revenue

Our revenue increased to $11.7 million for the nine months ended September 30, 2018, compared to $3.5 million for the nine months ended September 30, 2017. This increase was due to increased demand of Eversense from Rubin and Roche for distribution in Europe during the nine months ended September 30, 2018, as well as from U.S. revenue that we recognized during the nine months ended September 30, 2018.

Cost of sales

Our cost of sales increased to $14.9 million for the nine months ended September 30, 2018, compared to $5.7 million for the nine months ended September 30, 2017. This increase was due to increased sales of Eversense to Roche and Rubin for distribution in Europe during the nine months ended September 30, 2018, as well as costs related to U.S. sales of Eversense.

Our gross profit was $(3.2) million and $(2.3) million for the nine months ended September 30, 2018 and 2017, respectively. Gross profit as a percentage of revenue, or gross margin, was (27)% and (65)% in the nine months ended September 30, 2018 and 2017, respectively.

Sales and marketing expenses

Sales and marketing expenses were $17.5 million for the nine months ended September 30, 2018, compared to $4.5 million for the nine months ended September 30, 2017, an increase of $13.0 million. The increase was primarily due to a $7.1 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research and marketing costs of $3.7 million in connection with the U.S. launch of Eversense, and an increase of $2.2 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in connection with our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $23.8 million for the nine months ended September 30, 2018, compared to $22.4 million for the nine months ended September 30, 2017, an increase of $1.4 million. The increase was primarily due to a $2.1 million increase in salaries, bonuses and payroll related costs for additional headcount and an increase of $0.4 million for research and development expenses related to the development of future generations of Eversense, partially offset by a decrease in clinical trial expenses of $1.1 million.

General and administrative expenses

General and administrative expenses were $14.5 million for the nine months ended September 30, 2018, compared to $11.5 million for the nine months ended September 30, 2017, an increase of $3.0 million. The increase was primarily due to a $1.4 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $1.6 million in other general and administrative costs to support our operations.

Total other expense, net

Total other expense, net, was $27.7 million for the nine months ended September 30, 2018, compared to $2.2 million for the nine months ended September 30, 2017, an increase of $25.5 million. The increase was primarily due to a   $22.5 million change in the fair value of the derivative liability, an increase of $3.8 in interest expense on our Term Loans and 2023 Notes, and an increase of $0.3 million in other expense, partially offset by $1.1 million in interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $31.9 million and $17.4 million for the three months ended September 30, 2018 and 2017, respectively, and $86.7 million and $42.8 million for the nine months ended September 30, 2018 and 2017, respectively.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of September 30, 2018, we had cash and cash equivalents and marketable securities of $163.0 million. Under the Amended and Restated Loan and Security Agreement with the Lenders, we have borrowed an aggregate principal amount of $25.0 million.

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

On June 28, 2018, we closed our June 2018 Offering of 38,076,561 shares of our common stock at a price of $3.93 per share. We received aggregate net proceeds from the June 2018 Offering of $149.0 million.

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

We expect our existing cash, cash equivalents, and marketable securities as of September 30, 2018 will enable us to fund our operations into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

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

We may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date. As of September 30, 2018, the outstanding balance of the Term Loans was $17.5 million.

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

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to the Lenders 10‑year stock purchase warrants to purchase an aggregate of 260,251 shares of common stock with an exercise price ranging from $1.86 to $3.86 per share.

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

At maturity (or earlier prepayment), we are also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans, or $2.3 million. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method.

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

In the second quarter of 2018, we issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. As of September 30, 2018, the aggregate outstanding principal amount of the 2023 Notes was $52.7 million.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(67,097)	$(39,450)
Net cash provided by (used in) investing activities	13,732	(15,864)
Net cash provided by financing activities	194,247	72,050
Net increase in cash and cash equivalents	$140,882	$16,736

Net cash used in operating activities

Net cash used in operating activities was $67.1 million for the nine months ended September 30, 2018, and consisted of a net loss of $86.7 million and a net change in operating assets and liabilities of $(10.2) million (consisting of a net increase in accounts receivable, prepaid expenses and other current assets, inventory, and deposits and other assets of $10.4 million, net of an increase in accounts payable, accrued expenses and other current liabilities, accrued interest, and deferred rent of $0.2 million), partially offset by stock-based compensation expense of $4.7 million, an increase in the fair value of derivative liability of $22.5 million, and non-cash interest expense of $2.4 million, and depreciation, write-down of the carrying value of our inventory to net realizable value, and net realized gain on marketable securities of an aggregate amount of $0.2 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $13.7 million for the nine months ended September 30, 2018 and consisted sales and maturities of marketable securities of $22.4 million, offset by purchases of marketable securities of $8.0 million, and capital expenditures of $0.7 million.

Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2017, and consisted of purchases of marketable securities of $25.9 million and capital expenditures of $0.3 million, partially offset by sales and maturities of marketable securities of $10.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was $194.2 million for the nine months ended September 30, 2018, and consisted primarily of $149.0 million from the issuance of common stock in our June 2018 Offering, $50.7 million from the issuance of the 2023 Notes, and $2.0 million from the exercise of stock options, partially offset by aggregate principal payments on our Term Loans and capital lease obligations of $7.5 million.

Net cash provided by financing activities was $72.1 million for the nine months ended September 30, 2017, and consisted primarily of the net proceeds received from our offerings of common stock in May 2017 and August 2017 of $66.9 million, notes payable and warrants of $5.0 million, and the exercise of stock options of $0.2 million.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2018 (in thousands).

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2018	2019-2020	2021-2022	2022
Operating lease obligations	$2,989	$150	$1,241	$1,316	$282
Payments under corporate development agreement(1)	277	—	277	—	—
Principal payments under Notes(2)	17,500	2,500	15,000	—	—
Interest payments under Notes(2)	3,667	371	3,296	—	—
Principal payments under 2023 Notes(3)	52,700	—	—	—	52,700
Interest payments under 2023 Notes(3)	12,451	—	5,534	5,534	1,383
Total contractual obligations	$89,584	$3,021	$25,348	$6,850	$54,365

(1)	Represents minimum payment obligations under a corporate development agreement to purchase current application-specific integrated circuits, which are subcomponents of the sensors used in Eversense.
(2)	Represents the principal and interest payment schedule for the $17.5 million principal amount of the Notes that were outstanding as of September 30, 2018.
(3)	Represents the principal and interest payment schedule for the $52.7 million principal amount of the 2023 Notes that were outstanding as of September 30, 2018.

Off‑Balance Sheet Arrangements

During three and nine months ended September 30, 2018 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $163.0 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rates on our 2023 Notes and our Term Loans are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. GAAP are subject to interpretation by the FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update

No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this guidance as of January 1, 2018. Any difficulties as a result of implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the three months ended September 30, 2018, we issued 7,925 shares of common stock upon the net exercise of warrants at an exercise price of $1.79 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 (File No. 001-37717), filed with the Commission on August 8, 2018).

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

SENSEONICS HOLDINGS, INC.

Date: November 8, 2018	By:	/s/ R. Don Elsey
R. Don Elsey
Chief Financial Officer
(Principal Financial Officer)