Form 10-Q
period 2019-03-31
Senseonics Holdings, Inc.
filed 2019-05-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SENS	NYSE American

There were 177,008,363 shares of common stock, par value $0.001, outstanding as of May 8, 2019.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,675	$136,793
Accounts receivable (primarily from a related party)	2,367	7,097
Inventory, net	14,370	10,231
Prepaid expenses and other current assets	4,698	3,985
Total current assets	125,110	158,106

Deposits and other assets	114	117
Property and equipment, net	2,046	1,750
Right of use asset, building	2,131	—
Total assets	$129,401	$159,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,274	$4,407
Accrued expenses and other current liabilities	13,754	13,851
Right of use liability, building, current portion	431	—
Deferred revenue	—	628
Term Loans, current portion	10,000	10,000
Total current liabilities	27,459	28,886

Term Loans, net of discount and current portion	2,347	4,783
2023 Notes, net of discount	36,949	36,103
Derivative liability	15,019	17,091
Term Loans, accrued interest	1,892	1,764
Right of use liability, building, net of current portion	1,791	—
Other liabilities	—	85
Total liabilities	85,457	88,712

Stockholders’ equity:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 176,958,487 and 176,918,381 shares issued and outstanding as of March 31, 2019 and December 31, 2018	177	177
Additional paid-in capital	430,926	428,878
Accumulated deficit	(387,159)	(357,794)
Total stockholders' equity	43,944	71,261
Total liabilities and stockholders’ equity	$129,401	$159,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue, primarily from a related party	$3,423	$2,946
Cost of sales	6,733	3,308
Gross profit	(3,310)	(362)

Expenses:
Sales and marketing expenses	12,834	3,441
Research and development expenses	7,108	8,113
General and administrative expenses	6,516	4,011
Operating loss	(29,768)	(15,927)
Other income (expense), net:
Interest income	627	184
Interest expense	(2,034)	(1,771)
Change in fair value of derivative liability	2,072	(4,847)
Other (expense) income	(262)	88
Total other income (expense), net	403	(6,346)

Net loss	(29,365)	(22,273)
Total comprehensive loss	$(29,365)	$(22,273)

Basic and diluted net loss per common share	$(0.17)	$(0.16)
Basic and diluted weighted-average shares outstanding	176,954,116	137,069,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	136,883	$137	$270,953	$(263,823)	$7,267
Exercise of stock options and warrants	312	—	380	—	380
Stock-based compensation expense and vesting of RSUs	45	—	1,454	—	1,454
Net loss	—	—	—	(22,273)	(22,273)
Balance, March 31, 2018	137,240	$137	$272,787	$(286,096)	$(13,172)

Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Exercise of stock options	15	—	23	—	23
Stock-based compensation expense and vesting of RSUs	25	—	2,025	—	2,025
Net loss	—	—	—	(29,365)	(29,365)
Balance, March 31, 2019	176,958	$177	$430,926	$(387,159)	$43,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(29,365)	$(22,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	200	52
Non-cash interest expense (debt discount and deferred costs)	909	624
Change in fair value of derivative liability	(2,072)	4,847
Stock-based compensation expense	2,025	1,454
Provision for lower of cost or net realizable value	56	97
Net realized gain on marketable securities	—	(49)
Changes in assets and liabilities:
Accounts receivable	4,730	233
Prepaid expenses and other current assets	(713)	(1,267)
Inventory	(4,195)	(2,354)
Deposits and other assets	3	(24)
Accounts payable	(1,133)	(2,790)
Accrued expenses and other current liabilities	(97)	746
Deferred revenue	(628)	—
Accrued interest	128	203
Deferred rent	—	2
Net cash used in operating activities	(30,152)	(20,499)
Cash flows from investing activities
Capital expenditures	(392)	(13)
Payments on right of use liability, building	(98)	—
Sales and maturities of marketable securities	—	16,200
Net cash (used in) provided by investing activities	(490)	16,187
Cash flows from financing activities
Proceeds from exercise of stock options and stock warrants	23	380
Proceeds from 2023 Notes, net of costs	—	51,204
Principal payments on Term Loans	(2,499)	(2,500)
Principal payments under capital lease obligations	—	(20)
Net cash (used in) provided by financing activities	(2,476)	49,064
Net (decrease) increase in cash and cash equivalents	(33,118)	44,752
Cash and cash equivalents, at beginning of period	136,793	16,150
Cash and cash equivalents, at end of period	$103,675	$60,902

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,705	$481
Supplemental disclosure of non-cash investing and financing activities
Convertible debt offering costs incurred, not paid	$—	$405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Senseonics, Incorporated is a wholly-owned subsidiary of Senseonics Holdings and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenues from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities will require significant uses of working capital through the remainder of 2019 and beyond.

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

The Company received aggregate net proceeds from the June 2018 Offering of $149.0 million. Management has concluded that, based on the Company’s current operating plans, its existing cash and cash equivalents will not be sufficient to meet the Company’s anticipated operating needs through the first quarter of 2020. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern through March 31, 2020 exists.

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

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly its financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements as of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, depreciable lives of property and equipment, and estimated accruals for preclinical study costs, which are accrued based on estimates of work performed under contract. Actual results could differ from those estimates; however management does not believe that such differences would be material.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2019 and 2018, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

During the three months ended March 31, 2019 and 2018, the Company derived a majority of its total revenue from two customers. During the three months ended March 31, 2019 and 2018, the Company derived 70 percent and 100 percent of its total revenue from one of those two customers, respectively.

Revenues by geographic region

The following table sets forth revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2019. All of the Company’s revenues were earned from sales outside of the United States for the three months ended March 31, 2018.

	Three Months Ended March 31, 2019
		%
(Dollars in thousands)	Amount	of Total
Revenues:
Outside of the United States	$2,607	76.2%
United States	816	23.8
Total	$3,423	100.0%

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through March 31, 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

In March 2019, the Company introduced the Eversense Bridge Program (the “program”) in the United States.  Under the program, the Company provides financial assistance, in the form of reimbursement, to eligible patients based on their insurance coverage. Reimbursement payments to the patient under the program are treated as a reduction of revenue in the period in which the corresponding gross revenue is recognized. Estimated reimbursement payments for product shipped to the Company’s customers but not sold to a patient within the same reporting period is based on historical experience and recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the program as of March 31, 2019, the Company’s estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material. With the exception of the program, the Company offers no discounts, rebates, rights of return, or other allowances to the Customers which would result in the establishment of reserves against product revenue.

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

Since the Company had net operating loss (“NOL”) carryforwards as of March 31, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of March 31, 2019 and December 31, 2018.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s Notes and 2023 Notes are recorded at historical cost, net of discounts, and are not remeasured at fair value.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At March 31, 2019 and 2018, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	March 31,
	2019	2018
Stock-based awards	27,518,174	20,337,858
2023 Notes	20,017,048	15,573,527
Warrants	4,071,581	4,221,312
Total anti-dilutive shares outstanding	51,606,803	40,132,697

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

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted the new standard effective January 1, 2019 using the modified retrospective approach. The Company did not elect the transition option, but elected certain practical expedients, including not separating lease components from nonlease components for all classes of underlying assets. Additionally, all leases with a term at commencement of 12 months or less will be excluded from analysis under ASC 842.  The standard did not materially affect the Company’s consolidated net loss or cash flows.

Impact of Adopting ASC 842 on the Financial Statements

	January 1, 2019		January 1, 2019
	Prior to ASC
	842 Adoption	ASC 842 Adoption	As Adjusted
Consolidated Balance Sheet Data (in thousands)
Operating lease assets (1)	$—	$2,235	$2,235
Deferred rent non-current (2)	$84	$(84)	$—
Operating lease liabilities (3)	$—	$417	$417
Non-current operating lease liabilities (3)	$—	$1,902	$1,902

(1)    Represents capitalization of operating lease assets, including reclassification of deferred rent to operating lease assets.

(2)    As of December 31, 2018, the deferred rent balance was $84.

(3)    Represents recognition of operating lease liabilities.

The Company has evaluated all other issued unadopted ASUs and believes the adoption of these standards will not have a material impact on its consolidated statements of earnings, balance sheets, or cash flows.

4.  Inventory, net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$1,746	$1,457
Work-in-process	11,010	7,211
Raw materials	1,614	1,563
Total	$14,370	$10,231

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Contract manufacturing	$2,490	$2,962
Marketing and sales	675	287
IT and software	295	244
Interest receivable	670	239
Clinical and preclinical	340	111
Other	228	142
Total prepaid expenses and other current assets	$4,698	$3,985

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Contract manufacturing	$6,436	$6,068
Compensation and benefits	1,885	3,685
Interest on notes payable and 2023 Notes	557	1,268
Product warranty	311	816
Sales and marketing services	2,122	738
Professional services	1,428	727
Clinical and preclinical	649	147
Other	366	402
Total accrued expenses and other current liabilities	$13,754	$13,851

7.Leases

The Company leases approximately 33,000 square feet of research and office space under a non‑cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five‑year term. With the adoption of ASC 842, the Company has recorded a right-of-use asset and corresponding lease liability, and does not include the additional five year term under the option.

The Company leases approximately 12,000 square feet of office space under a cancelable operating lease expiring in June 2019. The Company can terminate the lease agreement upon 60 days’ prior written notice. The Company has an option to renew the lease for two additional two-month terms.

Expense recognition is based upon a straight‑line basis and was $0.2 million for each of the three months ended March 31, 2019 and 2018.

The Company identified and assessed the following estimates in recognizing the right-of-use asset and corresponding liability:

Expected lease term: The expected lease term for those leases commencing prior to January 1, 2019 did not change with the adoption of ASC 842. The expected lease term for leases commencing after the adoption of ASC 842 includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

Incremental borrowing rate: As the discount rates in the Company’s lease are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

The following table summarizes the lease assets and liabilities as of March 31, 2019 (in thousands):

Assets
Operating lease assets	$2,131
Total lease assets	$2,131
Liabilities
Current
Operating lease liabilities	$431
Non-current
Operating lease liabilities, net of current portion	1,791
Total lease liabilities	$2,222

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of March 31, 2019 (in thousands):

2019 (remaining nine months)	$461
2020	629
2021	648
2022	668
2023	282
Total	2,688
Present value adjustment	(466)
Present value of lease liabilities	$2,222

The following table summarizes the lease term and discount rate as of March 31, 2019:

Remaining lease term (years)
Operating leases	4.2
Discount rate
Operating leases	9.1%

8.Notes Payable

Term Loans

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and together with Oxford, the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company has borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); and $5.0 million (“Tranche 3 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford. The Company borrowed the Tranche 2 Term Loan and Tranche 3 Term Loan in November 2016 and March 2017, respectively. The maturity date for all Term Loans is June 1, 2020 (the “Maturity Date”).

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

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 260,251 shares of common stock with an exercise price ranging from $1.86 to $3.86 per share (see Note 9, “Stockholders’ Equity”).

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

At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. At March 31, 2019 and December 31, 2018, the final payment fee accrual was $1.9 million and $1.8 million, respectively.

The Company estimates the fair value of the Notes based on borrowing rates currently available for loans with similar terms (Level 2). At March 31, 2019, the fair value of the Notes was $13.9 million based on prevailing market rates for secured debt.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at March 31, 2019.

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

In accordance with U.S. GAAP relating to embedded conversion features, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded conversion option as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount, embedded conversion option and transaction costs, are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%.

The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense).

There was no conversion of 2023 Notes in the first quarter of 2019 or 2018.

The following are the scheduled maturities of the 2023 Notes and Term Loans as of March 31, 2019 (in thousands):

2019 (remaining nine months)	$7,500
2020	5,000
2021	—
2022	—
2023	52,700
Total	$65,200

The Company estimates the fair value of the 2023 Notes using commonly accepted valuation methodologies and market-risk measurements that are indirectly observable, such as credit risk (Level 2). At March 31, 2019, the fair value of the 2023 Notes, excluding the derivative liability, was $40.4 million.

9.Stockholders’ Equity

Preferred Stock

As of March 31, 2019 and December 31, 2018, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of March 31, 2019 or December 31, 2018.

Common Stock

As of March 31, 2019 and December 31, 2018, the Company’s authorized capital stock included 450,000,000 shares of common stock, par value $0.001 per share. The Company had 176,958,487 and 176,918,381 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The cumulative fair value of the warrants, which the Company estimated to be $0.5 million, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $0.2 million, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount is being amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For the three months ended March 31, 2019 and 2018, the Company recorded amortization of discount of debt of $33,323 and $56,327, respectively, within interest expense in the accompanying statements of operations and comprehensive loss.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of March 31, 2019, 844,301 shares remained available for grant under the amended and restated 2015 Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 7,099,540 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

10.Fair Value Measurements

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
Embedded features of the 2023 Notes	$15,019	$—	$—	$15,019

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Embedded features of the 2023 Notes	$17,091	$—	$—	$17,091

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of the
2023 Notes
December 31, 2018	$17,091
Change in fair value included in other income (expense)	(2,072)
March 31, 2019	$15,019

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2019 and 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2019 and 2018.

11.Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2019 or March 31, 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2019 and December 31, 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the "Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

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

In November 2016, we entered into an amendment to the distribution agreement with Roche granting Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel. In January 2019, we entered into an additional amendment to the distribution agreement with Roche to extend the agreement through January 31, 2021. Pursuant to the amendment to the agreement, Roche has agreed to certain purchase levels of Eversense systems and pricing terms through the extended term of the agreement. In addition, under the amendment, Roche’s role as the exclusive distributor of Eversense was expanded to provide Roche with exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. To date, we have begun distributing Eversense in an aggregate of 15 European countries through Rubin and Roche.

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

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we are providing financial assistance to eligible patients purchasing Eversense to enable more patients to access the Eversense system. The amount of assistance that we provide depends on a patient’s insurance coverage. The program establishes maximum limits per patient and excludes certain patients as ineligible, including government-insured patients and residents of certain states. Although this program has just recently begun, we already see stimulated interest and activity across patients and providers. The program provides opportunities to engage both regional and national payors, which we expect will lead to additional positive payor coverage decisions for the Eversense system.

We have never been profitable and our net losses were $29.4 million and $22.3 million for three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our accumulated deficit totaled $387.2 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

We have incurred and expect to continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect to continue incurring expenses associated with the research and development of our other products and maintaining, expanding and protecting our intellectual property portfolio and seeking regulatory approvals in other jurisdictions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to successfully commercialize Eversense and develop and commercialize future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During the three months ended March 31, 2019, we generated product revenue from sales of the Eversense and Eversense XL system in Europe pursuant to distribution agreements with Roche and Rubin, and from sales of the Eversense system in the United States. We recognize revenue upon the sales of Eversense systems and related components and supplies to our distributors for sales outside of the United States and to our fulfillment partners for sales in the United States, regardless of whether these customers resell those products to health care providers and patients. Under the terms of our distribution agreements with Roche and Rubin, these distributors are contractually obligated to make certain minimum purchases of Eversense systems from us and, accordingly, the revenue we recognize for any given period is not necessarily indicative of the level of sales to end users for that, or any other, period. We expect that our revenue from both European and U.S. product sales will increase for 2019 over 2018 as we continue to ramp up our commercialization efforts. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Under the Eversense Bridge Program, we account for reimbursements to the patient as a reduction of revenue in the period in which the corresponding gross revenue is recognized. For product shipped to our customers but not sold to a patient within the same reporting period, we estimate the amount of reimbursement based on our historical experience and recorded within accrued expenses and other current liabilities in our consolidated balance sheets. Because of our limited experience with the Eversense Bridge Program as of March 31, 2019, our estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in our executive, finance, accounting, business development, and human resources functions. Other significant costs include facility costs, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Our general and administrative expenses have increased, and we expect them to continue to increase in the future, as a result of operating as a public company. These increases include increased costs related to the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with NYSE American listing rules and SEC requirements, insurance, and investor relations costs. These expenses may further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt. We expect to no longer qualify as an “emerging growth company” effective December 31, 2019.

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents. Interest expense primarily consists of interest expense on our convertible senior subordinated notes, and our obligations under the Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB. This interest expense primarily consists of contractual interest on the outstanding debt balances and amortization of debt discounts. During the three months ended March 31, 2018, we issued an aggregate of $53.0 million in aggregate principal amount of convertible senior subordinated notes, or the 2023 Notes. We bifurcated the embedded conversion option of the 2023 Notes, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in our consolidated balance sheets. This embedded derivate instrument is remeasured at the end of each reporting period with changes in fair value recorded to change in fair value of derivative liability in our consolidated results of operations.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,		Period-to-
	2019	2018	Period Change
	(unaudited)
Revenue, primarily from a related party	$3,423	$2,946	$477
Cost of sales	6,733	3,308	3,425
Gross profit	(3,310)	(362)	(2,948)

Expenses:
Sales and marketing expenses	12,834	3,441	9,393
Research and development expenses	7,108	8,113	(1,005)
General and administrative expenses	6,516	4,011	2,505
Operating loss	(29,768)	(15,927)	(13,841)
Other income (expense), net:
Interest income	627	184	443
Interest expense	(2,034)	(1,771)	(263)
Change in fair value of derivative liability	2,072	(4,847)	6,919
Other (expense) income	(262)	88	(350)
Total other income (expense), net	403	(6,346)	6,749
Net loss	$(29,365)	$(22,273)	$(7,092)

Revenue

Our revenue increased to $3.4 million for the three months ended March 31, 2019, compared to $2.9 million for the three months ended March 31, 2018. This increase was primarily due to sales of Eversense in the United States in the three months ended March 31, 2019 following our U.S. launch in July 2018.

Cost of sales

Our cost of sales increased to $6.7 million for the three months ended March 31, 2019, compared to $3.3 million for the three months ended March 31, 2018. The increase was primarily due to U.S. sales and write-offs associated with product design changes and yield losses at our contract manufacturers.

Gross profit was $(3.3) million and $(0.4) million for the three months ended March 31, 2019 and 2018, respectively. Gross profit as a percentage of revenue, or gross margin, was (96.7)% and (12.3)% for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to write-offs associated with product design changes and yield losses at our contract manufacturers.

Sales and marketing expenses

Sales and marketing expenses were $12.8 million for the three months ended March 31, 2019, compared to $3.4 million for the three months ended March 31, 2018, an increase of $9.4 million. The increase was primarily due to a $4.7 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research and marketing costs of $4.0 million in connection with the U.S. launch of Eversense, and an increase of $0.7 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in connection with our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $7.1 million for the three months ended March 31, 2019, compared to $8.1 million for the three months ended March 31, 2018, a decrease of $1.0 million. The decrease was primarily due to a $0.8 million decrease in development efforts at our contract manufacturers related to development of future generations of Eversense and, a $0.8 million decrease due to the completion of activities associated with U.S. PMA approval, partially offset by an increase in clinical trial expenses of $0.6 million

General and administrative expenses

General and administrative expenses were $6.5 million for the three months ended March 31, 2019, compared to $4.0 million for three months ended March 31, 2018, an increase of $2.5 million. The increase was primarily due to a $1.2 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $1.3 million in other general and administrative costs to support our operations.

Total other income (expense), net

Total other income (expense), net, was $0.4 million for the three months ended March 31, 2019, compared to $(6.3) million for the three months ended March 31, 2018, an increase of $6.7 million. The increase was primarily due to a $2.1 million decrease in fair value of the derivative liability during the three months ended March 31, 2019, compared to a $4.8 million increase in the fair value of the derivative liability in the prior year period, partially offset by an increase of $0.2 million in interest expense on our Term Loans and 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $29.4 million and $22.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our accumulated deficit totaled $387.2 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of March 31, 2019, we had cash and cash equivalents of $103.7 million. Under the Amended and Restated Loan and Security Agreement with Oxford and SVB, or the Lenders, we have borrowed an aggregate principal amount of $25.0 million.

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

We may elect to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the funding date of any Term Loan, 2.00% if the prepayment occurs during the second year following the funding date of any Term Loan, and 1.00% if the prepayment occurs more than two years after the funding date of any Term Loan and prior to the Maturity Date. As of March 31, 2019, the outstanding balance of the Term Loans was $12.5 million.

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

As of March 31, 2019, the aggregate outstanding principal amount of the 2023 Notes was $52.7 million.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(30,152)	$(20,499)
Net cash (used in) provided by investing activities	(490)	16,187
Net cash (used in) provided by financing activities	(2,476)	49,064
Net (decrease) increase in cash and cash equivalents	$(33,118)	$44,752

Net cash used in operating activities

Net cash used in operating activities was $30.2 million for the three months ended March 31, 2019, and consisted of a net loss of $29.4 million and a net change in operating assets and liabilities of $1.9 million, partially offset by net non-cash items of $1.1 million. Net change in operating assets and liabilities consisted of a $4.2 million increase in inventory, a $1.1 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other current assets and a $0.6 million decrease in deferred revenue, partially offset by a $4.7 million decrease in accounts receivable. Net non-cash items consisted of stock-based compensation expense of $2.0 million, non-cash interest expense of $0.9 million, depreciation and amortization of $0.2 million, partially offset by decrease in fair value of derivative liability of $2.1 million.

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

Net cash provided by (used in) investing activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2019, and consisted of $0.4 million of capital expenditures for laboratory equipment and $0.1 million of lease payments.

Net cash provided by investing activities was $16.2 million for the three months ended March 31, 2018, and consisted of sales and maturities of marketable securities.

Net cash provided by financing activities

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2019, and consisted of aggregate principal payments on our Term Loans of $2.5 million.

Net cash provided by financing activities was $49.1 million for the three months ended March 31, 2018, and consisted primarily of $51.2 million from the issuance of the 2023 Notes and the exercise of stock options of $0.4 million, partially offset by aggregate principal payments on our Term Loans of $2.5 million.

Contractual Obligations

As of March 31, 2019, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

Off‑Balance Sheet Arrangements

During three months ended March 31, 2019 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

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

We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $103.7 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, the interest rates on our 2023 Notes and our Term Loans are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable.

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

10.1*#

Fourth Amendment to Distribution Agreement, dated as of January 31, 2019, by and among Senseonics Holdings, Inc., Roche Diagnostics International AG, Basel Branch Diabetes Care and Roche Diabetes Care GmbH.

10.2*+	Executive Employment Agreement by and between Senseonics, Incorporated and Jon D. Isaacson, effective as of January 7, 2019.

10.3*+	Executive Employment Agreement by and between Senseonics, Incorporated and Francine Kaufman, effective as of March 4, 2019.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#            Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

+Indicates management contract or compensatory plan.

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

+            Indicates management contract or compensatory plan.

*            Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: May 9, 2019	By:	/s/ Jon Isaacson
Jon Isaacson
Chief Financial Officer
(Principal Financial Officer)