Form 10-Q
period 2019-06-30
Senseonics Holdings, Inc.
filed 2019-08-07
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

There were 203,168,205 shares of common stock, par value $0.001, outstanding as of August 6, 2019.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,296	$136,793
Accounts receivable	839	830
Accounts receivable - related parties	4,963	6,267
Inventory, net	16,787	10,231
Prepaid expenses and other current assets	6,091	3,985
Total current assets	93,976	158,106

Deposits and other assets	2,142	117
Property and equipment, net	2,278	1,750
Total assets	$98,396	$159,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,779	$4,407
Accrued expenses and other current liabilities	16,922	13,851
Deferred revenue	—	628
Term Loans, accrued interest	2,002	—
Term Loans, current portion	9,901	10,000
Total current liabilities	33,604	28,886

Term Loans, net of discount and current portion	—	4,783
2023 Notes, net of discount	37,815	36,103
Derivative liability	10,130	17,091
Term Loans, accrued interest	—	1,764
Other liabilities	1,674	85
Total liabilities	83,223	88,712

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 177,031,842 and 176,918,381 shares issued and outstanding as of June 30, 2019 and December 31, 2018	177	177
Additional paid-in capital	433,229	428,878
Accumulated deficit	(418,233)	(357,794)
Total stockholders' equity	15,173	71,261
Total liabilities and stockholders’ equity	$98,396	$159,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue, net	$1,475	$553	$2,718	$931
Revenue, net - related parties	3,132	3,070	5,312	5,638
Cost of sales	9,160	3,839	15,893	7,147
Gross profit	(4,553)	(216)	(7,863)	(578)

Expenses:
Sales and marketing expenses	14,179	6,177	27,013	9,618
Research and development expenses	10,504	8,289	17,612	16,402
General and administrative expenses	5,417	5,382	11,933	9,393
Operating loss	(34,653)	(20,064)	(64,421)	(35,991)
Other income (expense), net:
Interest income	410	241	1,037	425
Interest expense	(1,965)	(2,236)	(3,999)	(4,007)
Change in fair value of derivative liability	4,889	(10,166)	6,961	(15,013)
Other income (expense)	245	(271)	(17)	(183)
Total other income (expense), net	3,579	(12,432)	3,982	(18,778)

Net loss	(31,074)	(32,496)	(60,439)	(54,769)
Total comprehensive loss	$(31,074)	$(32,496)	$(60,439)	$(54,769)

Basic and diluted net loss per common share	$(0.17)	$(0.23)	$(0.34)	$(0.40)
Basic and diluted weighted-average shares outstanding	177,012,497	138,767,873	176,983,467	137,923,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Three months ended June 30, 2018:
Balance, March 31, 2018	137,240	$137	$272,787	$(286,096)	$(13,172)
Issued shares of common stock	37,341	38	149,058	—	149,096
Exercise of stock options for cash and warrants	900	1	433	—	434
Conversion of 2023 Notes	735	1	249	—	250
Stock-based compensation expense and vesting of RSUs	26	—	1,603	—	1,603
Net loss	—	—	—	(32,496)	(32,496)
Balance, June 30, 2018	176,242	$177	$424,130	$(318,592)	$105,715

Six months ended June 30, 2018:
Balance, December 31, 2017	136,883	$137	$270,953	$(263,823)	$7,267
Issued shares of common stock	37,341	38	149,058	—	149,096
Exercise of stock options and warrants	1,212	1	813	—	814
Conversion of 2023 Notes	735	1	249	—	250
Stock-based compensation expense and vesting of RSUs	71	—	3,057	—	3,057
Net loss	—	—	—	(54,769)	(54,769)
Balance, June 30, 2018	176,242	$177	$424,130	$(318,592)	$105,715

Three months ended June 30, 2019:
Balance, March 31, 2019	176,958	$177	$430,926	$(387,159)	$43,944
Exercise of stock options for cash and warrants	36	—	71	—	71
Stock-based compensation expense and vesting of RSUs	37	—	2,232	—	2,232
Net loss	—	—	—	(31,074)	(31,074)
Balance, June 30, 2019	177,031	$177	$433,229	$(418,233)	$15,173

Six months ended June 30, 2019:
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Exercise of stock options	51	—	94	—	94
Stock-based compensation expense and vesting of RSUs	62	—	4,257	—	4,257
Net loss	—	—	—	(60,439)	(60,439)
Balance, June 30, 2019	177,031	$177	$433,229	$(418,233)	$15,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(60,439)	$(54,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	418	104
Non-cash interest expense (debt discount and deferred costs)	1,830	1,519
Change in fair value of derivative liability	(6,961)	15,012
Stock-based compensation expense	4,257	3,058
Provision for lower of cost or net realizable value	80	202
Provision for inventory obsolescence	2,256	—
Net realized gain on marketable securities	—	(69)
Changes in assets and liabilities:
Accounts receivable	1,295	394
Prepaid expenses and other current assets	(2,106)	(2,103)
Inventory	(8,892)	(5,611)
Deposits and other assets	—	(76)
Accounts payable	372	(2,540)
Accrued expenses and other current liabilities	2,626	4,118
Payments on right of use liability, building	(201)	—
Deferred revenue	(628)	—
Term Loans, accrued interest	238	390
Deferred rent	—	4
Net cash used in operating activities	(65,855)	(40,367)
Cash flows from investing activities
Capital expenditures	(736)	(176)
Purchases of marketable securities	—	(7,935)
Sales and maturities of marketable securities	—	20,350
Net cash (used in) provided by investing activities	(736)	12,239
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	149,379
Proceeds from exercise of stock options and stock warrants	94	813
Proceeds from 2023 Notes, net of costs	—	50,734
Principal payments on Term Loans	(5,000)	(5,000)
Principal payments under capital lease obligations	—	(20)
Net cash (used in) provided by financing activities	(4,906)	195,906
Net (decrease) increase in cash and cash equivalents	(71,497)	167,778
Cash and cash equivalents, at beginning of period	136,793	16,150
Cash and cash equivalents, at end of period	$65,296	$183,928

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,858	$954
Supplemental disclosure of non-cash investing and financing activities
Common stock offering costs incurred	$—	$282
Convertible debt offering costs incurred	$—	$29
Property and equipment purchases included in accounts payable and accrued expenses	$170	$73

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

At June 30, 2019, the Company had $65.3 million in cash and cash equivalents. In July 2019, the Company completed financing and debt transactions totaling gross proceeds of $106.2 million, after repayment of the Term Loans (as defined below) and a portion of the Company’s convertible senior subordinated notes due 2023 (the “2023 Notes”), as described in Note 13 – Subsequent Events. As a result of these transactions, management has concluded that, based on the Company’s current operating plans, its existing cash and cash equivalents, will be sufficient to meet the Company’s anticipated operating needs through the end of 2020. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern over the next twelve months has been alleviated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, obsolete inventory, depreciable lives of property and equipment, and estimated accruals for clinical study costs, which are accrued based on estimates of work performed under contract. Actual results could differ from those estimates; however management does not believe that such differences would be material.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2019 and 2018, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

During the three and six months ended June 30, 2019 and 2018, the Company derived a majority of its total net revenue from two customers. During the three months ended June 30, 2019 and 2018, the Company derived 68 percent and 85 percent of its total net revenue from one of those two customers, respectively. During the six months ended June 30, 2019 and 2018, the Company derived 66 percent and 86 percent of its total net revenue from one of those two customers, respectively.

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2019. All of the Company’s net revenues were earned from sales outside of the United States for the three and six months ended June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenues, net:
Outside of the United States	$3,509	76.2%	$6,117	76.2%
United States	1,098	23.8	1,913	23.8
Total	$4,607	100.0%	$8,030	100.0%

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through June 30, 2019.

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

In July 2019, the Company issued $82.0 million in aggregate principal amount of convertible senior subordinated notes due 2025 (the “2025 Notes”). The Company used $37.9 million of the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the Company’s outstanding 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon,  as described in Note 13 – Subsequent Events.

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

In March 2019, the Company introduced the Eversense Bridge Program (the “program”) in the United States.  Under the program, the Company provides financial assistance, in the form of reimbursement, to eligible patients based on their insurance coverage. Reimbursement payments to the patient under the program are treated as a reduction of revenue in the period in which the corresponding gross revenue is recognized. Estimated reimbursement payments for product shipped to the Company’s customers but not sold to a patient within the same reporting period is based on historical experience and recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the program as of June 30, 2019, the Company’s estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material. The Company also, at its discretion, offers discounts and other allowances under defined promotional programs to the Customers which result in the establishment of reserves against product revenue.

Cost of Sales

The Company uses third-party contract manufacturers to manufacture Eversense and related components and supplies. Cost of sales includes raw materials, contract manufacturing service fees, reserves for expected warranty costs, reserves for inventory valuation and obsolescence, scrap, and shipping and handling expenses associated with product delivery.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include costs related to employee compensation, consultants, contracted services, supplies, outsourced testing, depreciation and other expenses associated with the Company’s process development, clinical, regulatory, and quality assurance activities.

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

Since the Company had net operating loss (“NOL”) carryforwards as of June 30, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of June 30, 2019 and December 31, 2018.

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

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At June 30, 2019 and 2018, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	June 30,
	2019	2018
Stock-based awards	27,618,668	21,305,247
2023 Notes	21,321,038	15,499,998
Warrants	4,071,581	4,082,544
Total anti-dilutive shares outstanding	53,011,287	40,887,789

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

4.  Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods	$1,707	$1,457
Work-in-process	13,518	7,211
Raw materials	1,562	1,563
Total	$16,787	$10,231

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Contract manufacturing	$3,614	$2,962
Financing services	712	—
Marketing and sales	598	287
Insurance	442	—
Clinical and preclinical	257	111
IT and software	199	244
Interest receivable	100	239
Other	169	142
Total prepaid expenses and other current assets	$6,091	$3,985

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Contract manufacturing	$4,299	$6,068
Compensation and benefits	3,457	3,685
Sales and marketing services	1,942	738
Professional services	1,586	727
Clinical and preclinical	1,472	147
Product warranty	1,386	816
Interest on notes payable and 2023 Notes	1,226	1,268
Patient access program	831	—
Right of use liability - building	445	—
Other	278	402
Total accrued expenses and other current liabilities	$16,922	$13,851

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

The Company leases approximately 12,000 square feet of office space under a cancelable operating lease that expired on June 30, 2019 and is now a cancellable month-to-month operating lease. The Company can terminate the lease agreement upon 60 days’ prior written notice.

Operating lease expense for the three and six months ended June 30, 2019 was $0.2 million and $0.3 million, respectively. Short-term lease expense is included in total lease expense but was not significant for the three and six months ended June 30, 2019.

Lease expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

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

The following table summarizes the lease assets and liabilities as of June 30, 2019 (in thousands):

Operating Lease Assets and Liabilities	Balance Sheet Classification	Amount
Assets
Operating lease ROU assets	Deposits and other assets	$2,025
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$445
Non-current operating lease liabilities	Other non-current liabilities	1,674
Total operating lease liabilities		$2,119

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of June 30, 2019 (in thousands):

2019 (remaining six months)	$309
2020	629
2021	648
2022	668
2023	282
Total	2,536
Present value adjustment	(417)
Present value of lease liabilities	$2,119

The following table summarizes the weighted-average lease term and weighted-average discount rate as of June 30, 2019:

Remaining lease term (years)
Operating leases	3.9
Discount rate
Operating leases	9.1%

8.Notes Payable

Term Loans

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and together with Oxford, the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); and $5.0 million (“Tranche 3 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford. The Company borrowed the Tranche 2 Term Loan and Tranche 3 Term Loan in November 2016 and March 2017, respectively. The maturity date for all Term Loans was June 1, 2020 (the “Maturity Date”).

On July 16, 2019, the Company entered into a Loan and Security Agreement (the “Solar Loan Agreement”) with Solar Capital, Ltd. a Maryland corporation (“Solar”), as described in Note 13 – Subsequent Events. Pursuant to the Solar Loan Agreement, on July 25, 2019, the Company borrowed term loans in an aggregate principal amount of $45.0 million, of which the Company used $11.6 million to repay in full the Term Loans and terminate the Amended and Restated Loan and Security Agreement with Oxford and SVB.

The Term Loans bore interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consisted of interest-only through December 31, 2017. In January 2018, the Company began to make monthly principal payments.

The Company elected to prepay all Term Loans prior to the Maturity Date subject to a prepayment fee equal to 1.00%.

The Amended and Restated Loan and Security Agreement contained customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the Lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other agreements entered into by the Company, the rendering of certain types of judgments against the Company, the revocation of certain government approvals of the Company, violation of covenants, and incorrectness of representations and warranties in any material respect.

Pursuant to the Amended and Restated Loan and Security Agreement, the Company also issued 10-year stock purchase warrants to purchase an aggregate of 260,251 shares of common stock with an exercise price ranging from $1.86 to $3.86 per share (see Note 9, “Stockholders’ Equity”).

The Notes were collateralized by all of the Company’s consolidated assets. The Notes also contained certain restrictive covenants that limited the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Company incurred issuance costs related to the Notes of approximately $0.6 million that are being amortized as additional interest expense over the term of the Notes using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $0.5 million, was recorded as a discount to the Notes, which is also being amortized as additional interest expense over the term of the Notes using the effective interest method.

The Company was also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans. This fee is being accrued as additional interest expense over the term of the Notes using the effective interest method. At June 30, 2019 and December 31, 2018, the final payment fee accrual was $2.0 million and $1.8 million, respectively.

The Company estimates the fair value of the Notes based on borrowing rates currently available for loans with similar terms (Level 2). At June 30, 2019, the fair value of the Notes was $11.3 million based on prevailing market rates for secured debt.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at June 30, 2019.

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

In the second quarter of 2018, the Company issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. There was no conversion of 2023 Notes in the second quarter of 2019.

The following are the scheduled maturities of the 2023 Notes and Term Loans as of June 30, 2019 (in thousands):

2019 (remaining six months)	$5,000
2020	5,000
2021	—
2022	—
2023	52,700
Total	$62,700

The Company estimates the fair value of the 2023 Notes using commonly accepted valuation methodologies and market-risk measurements that are indirectly observable, such as credit risk (Level 2). At June 30, 2019, the fair value of the 2023 Notes, excluding the derivative liability, was $43.1 million.

In July 2019, the Company issued $82.0 million in aggregate principal amount of 2025 Notes. The Company used $37.9 million of the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the Company’s outstanding 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon, as described in Note 13 – Subsequent Events.

9.Stockholders’ Equity

Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of June 30, 2019 or December 31, 2018.

Common Stock

As of June 30, 2019 and December 31, 2018, the Company’s authorized capital stock included 450,000,000 shares of common stock, par value $0.001 per share. The Company had 177,031,842 and 176,918,381 shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018, respectively.

Stock Purchase Warrants

In connection with the issuance of the Notes, the Company also issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The cumulative fair value of the warrants, which the Company estimated to be $0.5 million, was recorded as a discount to the Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity. In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $0.2 million, was recorded as a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity. The unamortized deferred financing fees and debt discount related to the notes rollover amount is being amortized along with the deferred financing costs and the discount created by the new issuance of the warrants over the term of the loan using the effective interest method. For each of the six months ended June 30, 2019 and 2018, the Company recorded amortization of discount of debt of $0.1 million within interest expense in the accompanying statements of operations and comprehensive loss.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of June 30, 2019, 670,452 shares remained available for grant under the amended and restated 2015 Plan.

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of nonstatutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2019, 1,800,000 shares remained available for grant under the Inducement Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 7,076,638 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$47,745	$47,745	$—	$—
Liabilities
Embedded features of the 2023 Notes	$10,130	$—	$—	$10,130

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$122,859	$122,859	$—	$—
Liabilities
Embedded features of the 2023 Notes	$17,091	$—	$—	$17,091

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of the
2023 Notes
December 31, 2018	$17,091
Change in fair value included in other income (expense)	(6,961)
June 30, 2019	$10,130

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2019 and 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Non‑Financial Assets and Liabilities Measured at Fair Value on a Non‑Recurring Basis

The Company measures its long‑lived assets, including property and equipment, at fair value on a non‑recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2019 and 2018.

11.Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2019 or June 30, 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2019 and December 31, 2018.

12. Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd (collectively, “Roche”), has a noncontrolling ownership interest in the Company. For the three months ended June 30, 2019 and 2018, revenues from Roche were $3.1 million and $3.1 million, respectively. For the six months ended June 30, 2019 and 2018, revenues from Roche were $5.3 million and $5.6 million, respectively. Amounts due from Roche as of June 30, 2019 and December 31, 2018 were $5.0 million and $6.3 million, respectively.

13.Subsequent Events

Convertible Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of 2025 Notes. The 2025 Notes are general, unsecured, senior subordinated obligations of the Company and bear interest at a rate of 5.25% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2025 Notes will mature on January 15, 2025, unless earlier repurchased or converted.

The Company used $37.9 million of the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the Company’s outstanding 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon.

The 2025 Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

The Company may redeem for cash all or part of the 2025 Notes, at its option, if (1) the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) a registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the 2025 Notes is effective and available for use and is expected to remain effective and available for use during the redemption period as of the date of the redemption notice date. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue shares.

The 2025 Notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned subsidiary, Senseonics, Incorporated, and may be guaranteed by certain future subsidiaries. The subsidiary guarantor is 100% owned, the guarantee is full and unconditional and joint and several and the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantor are minor.

Solar Loan Agreement

On July 16, 2019, the Company entered into the Solar Loan Agreement with Solar, as collateral agent, and the lenders from time to time party thereto (collectively, the “Solar Lenders”).

Pursuant to the Solar Loan Agreement, on July 25, 2019, the Company borrowed term loans in an aggregate principal amount of $45.0 million (the “Solar Term Loan”). The Company used $11.6 million of the Solar Term Loan to repay in full the Term Loans and terminate the Company’s existing credit facility with Oxford and SVB.

Interest on the Solar Term Loan will be payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan will be June 1, 2024 (the “Solar Maturity Date”). Commencing on August 1, 2021, the Company will be required to make monthly principal amortization payments; provided that the interest only period may be extended to (i) August 1, 2022 if the Company’s product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if the Company’s product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension.

The Company may elect to prepay the Solar Term Loan prior to the Solar Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the effective date, 2.00% if the prepayment occurs during the second year following the effective date, and 1.00% if the prepayment occurs more than two years after the effective date and prior to the Solar Maturity Date.

The Solar Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the Solar Lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other agreements entered into by the Company and its subsidiaries, the rendering of certain types of judgments against the Company and its subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. Upon the occurrence of an event of default, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default, and may be declared immediately due and payable by the Solar Lenders.

The Solar Term Loan is secured by substantially all of the Company and its subsidiaries’ assets. The Solar Loan Agreement also contains specified financial covenants related to the Company’s liquidity and trailing six-month revenues.

The Solar Loan Agreement also contains certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements.

Warrants

In connection with the borrowing of the Solar Term Loan, the Company issued the Solar Lenders warrants to purchase an aggregate of 1,125,000 shares of its common stock with an exercise price of $1.20 per share (the “Solar Warrants”).  The Solar Warrants are exercisable until July 25, 2029. The Solar Lenders also have the right to net exercise the Solar Warrants for shares of the Company’s common stock

Public Offering of Common Stock

In July, 2019, pursuant to an underwriting agreement with Jefferies LLC, the Company closed a follow-on public offering of 26,136,363 shares of its common stock at a price of $1.10 per share, which included the exercise in full by Jefferies LLC of its option to purchase up to 3,409,090 additional shares. The Company received aggregate gross proceeds of $28.7 million from the offering before deducing underwriting discounts and offering expenses.

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

Recent Developments

In July 2019, we closed a follow-on public offering of 26,136,363 shares of our common stock at a price of $1.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 3,409,090 additional shares. We received aggregate gross proceeds of $28.7 million from the offering before deducing underwriting discounts and offering expenses.

On July 25, 2019, we issued $82.0 million aggregate principal amount of our 5.25% Convertible Senior Notes due 2025, or the 2025 Notes, to Jefferies LLC as the initial purchaser, or the Initial Purchaser, who subsequently resold the 2025 Notes to qualified institutional buyers, or the Notes Offering, in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended.

We used $37.9 million of the net proceeds from the Notes Offering to repurchase $37.0 million aggregate principal amount our outstanding 5.25% convertible senior subordinated notes due 2023, or the 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon.

On July 16, 2019, we entered into an Loan and Security Agreement, or the Solar Loan Agreement, with Solar Capital, Ltd. a Maryland corporation, or Solar, as collateral agent, and the lenders from time to time party thereto, or collectively, the Lenders.

Following our closing of the Notes Offering, we borrowed an aggregate principal amount of $45.0 million under the Solar Loan Agreement, or the Solar Term Loan. We used $11.6 million of the Solar Term Loan to terminate our existing Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, and repay in full outstanding borrowings thereunder, or the Oxford/SVB Term Loans.

In addition, in connection with the borrowing of the Solar Term Loan, we issued the Lenders warrants to purchase an aggregate of 1,125,000 shares of our common stock with an exercise price of $1.20 per share, or the Solar Warrants. The Solar Warrants are exercisable until July 25, 2029.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. We plan to enroll over 200 subjects in this trial at up to 15 clinical sites. If the data from the PROMISE trial is positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use to 180 days in the United States. We expect to report topline data from the PROMISE trial in the first half of 2020.

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

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval, Eversense system can now be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions. We plan to roll out the Eversense system with this expanded indication in the United States starting in the second half of 2019.

We have never been profitable and our net losses were $31.1 million and $32.5 million for three months ended June 30, 2019 and 2018, respectively, and $61.2 million and $54.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit totaled $418.2 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operations and net losses for the foreseeable future.

We have incurred and expect to continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect to continue incurring expenses associated with the research and development of our other products and maintaining, expanding and protecting our intellectual property portfolio and seeking regulatory approvals in other jurisdictions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations through debt financings, public or private equity or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to successfully commercialize Eversense and develop and commercialize future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

During three and six months ended June 30, 2019, we generated product revenue from sales of the Eversense and Eversense XL system in Europe pursuant to distribution agreements with Roche and Rubin, and from sales of the Eversense system in the United States. We recognize revenue upon the sales of Eversense systems and related components and supplies to our distributors for sales outside of the United States and to our fulfillment partners for sales in the United States, regardless of whether these customers resell those products to health care providers and patients. Under the terms of our distribution agreements with Roche and Rubin, these distributors are contractually obligated to make certain minimum purchases of Eversense systems from us and, accordingly, the revenue we recognize for any given period is not necessarily indicative of the level of sales to end users for that, or any other, period. We expect that our revenue from both European and U.S. product sales will continue to increase in the remainder of 2019 and future years as we continue our commercialization efforts. If we fail to successfully commercialize or are otherwise unable to complete the development of Eversense, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Under the Eversense Bridge Program, we account for reimbursements to the patient as a reduction of revenue in the period in which the corresponding gross revenue is recognized. For product shipped to our customers but not sold to a patient within the same reporting period, we estimate the amount of reimbursement based on our historical experience and record as an accrued expense within current liabilities in our consolidated balance sheets. Because of our limited experience with the Eversense Bridge Program as of June 30, 2019, our estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material.

Cost of Sales

We utilize contract manufacturers to produce Eversense. Cost of sales consists primarily of the components of Eversense and assembly, as well as reserves for warranty costs and any obsolete inventory. Other cost of sales includes distribution-related expenses such as logistics and shipping costs of Eversense to Roche and Rubin for distribution in various regions in EMEA and costs associated with distribution through our strategic fulfillment partners in the United States. We calculate gross margin as revenue less costs of sales divided by revenue. We expect our overall gross margin to improve over the long term, as our sales increase and we have more opportunities to leverage our costs over larger production volumes. However, our gross margins may fluctuate from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, and other related costs, including stock-based compensation, for personnel who perform sales, marketing, and customer support functions. Other significant costs include marketing programs, educational and promotional materials, consultants, and tradeshow expenses.

We anticipate that our sales and marketing expenses will increase in the future with appropriate investment as we continue to expand our commercialization of Eversense both in the United States and Europe.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing Eversense, including clinical trials and feasibility studies, and partnerships for strategic initiatives including insulin delivery and new indications. Research and development expenses include compensation and benefits for research and development employees including stock‑based compensation, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations and other consultants, and other outside expenses. Research and development costs are expensed as incurred.

We have incurred significant research and development expenses from inception, with the substantial majority of the expenses spent on the development of Eversense. We expect to continue to commit significant resources to continue to develop future product enhancements for Eversense and to conduct ongoing and future clinical trials. We expect that our overall research and development expenses will increase for the PROMISE and other studies in support of future product enhancements.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in our executive, finance, accounting, business development, and human resources functions. Other significant costs include information technology, facility costs, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Our general and administrative expenses have increased, and we expect them to continue to increase at a lower rate in the future and to decline as a  percentage of revenue. These increases include increased costs related to the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with NYSE American listing rules and SEC requirements, insurance, and investor relations costs. These expenses may further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt. We will no longer qualify as an “emerging growth company” effective December 31, 2019.

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents. Interest expense primarily has consisted of interest expense on our convertible senior subordinated notes, and our obligations under the Amended and Restated Loan and Security Agreement with Oxford and SVB. This interest expense primarily consisted of contractual interest on the outstanding debt balances and amortization of debt discounts. During the six months ended June 30, 2018, we issued an aggregate of $53.0 million in aggregate principal amount of convertible senior subordinated notes, or the 2023 Notes. We bifurcated the embedded conversion option of the 2023 Notes, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in our consolidated balance sheets. This embedded derivate instrument is remeasured at the end of each reporting period with changes in fair value recorded to change in fair value of derivative liability in our consolidated results of operations.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended
	June 30,		Period-to-
	2019	2018	Period Change
	(unaudited)
Revenue, net	$1,475	$553	$922
Revenue, net - related parties	3,132	3,070	62
Cost of sales	9,160	3,839	5,321
Gross profit	(4,553)	(216)	(4,337)

Expenses:
Sales and marketing expenses	14,179	6,177	8,002
Research and development expenses	10,504	8,289	2,215
General and administrative expenses	5,417	5,382	35
Operating loss	(34,653)	(20,064)	(14,589)
Other income (expense), net:
Interest income	410	241	169
Interest expense	(1,965)	(2,236)	271
Change in fair value of derivative liability	4,889	(10,166)	15,055
Other income (expense)	245	(271)	516
Total other income (expense), net	3,579	(12,432)	16,011
Net loss	$(31,074)	$(32,496)	$1,422

Revenue, net

Our net revenues increased to $4.6 million for the three months ended June 30, 2019, compared to $3.6 million for the three months ended June 30, 2018. This increase was primarily due to sales of Eversense in the United States in the three months ended June 30, 2019 following our U.S. launch in July 2018, partially offset by gross to net reductions to revenue for the Eversense Bridge Program.

Cost of sales

Our cost of sales increased to $9.2 million for the three months ended June 30, 2019, compared to $3.8 million for the three months ended June 30, 2018. The increase was primarily due to $1.9 million of U.S. sales, a $1.3 million increase in warranty expense, a $2.0 million increase in impairment charges for obsolete inventory associated with product design changes and yield losses at our contract manufacturers, and a $0.2 million increase in other selling costs in the three months ended June 30, 2019.

Gross profit was $(4.6) million and $(0.2) million for the three months ended June 30, 2019 and 2018, respectively. Gross profit as a percentage of revenue, or gross margin, was (99)% and (6)% for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to warranty expense and impairment charges associated with product design changes and yield losses at our contract manufacturers.

Sales and marketing expenses

Sales and marketing expenses were $14.2 million for the three months ended June 30, 2019, compared to $6.2 million for the three months ended June 30, 2018, an increase of $8.0 million. The increase was primarily due to a $4.3 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in market research, consultants, and marketing costs of $2.2 million in connection with the U.S. launch of Eversense, and an increase of $1.5 million in other sales and general marketing expenses to support our European distribution of Eversense as well as in connection with our U.S. launch of Eversense.

Research and development expenses

Research and development expenses were $10.5 million for the three months ended June 30, 2019, compared to $8.3 million for the three months ended June 30, 2018, an increase of $2.2 million. The increase was primarily due to a $2.4 million increase in expenses related to clinical studies, partially offset by a $0.2 million decrease in development efforts at our contract manufacturers related to development of future generations of Eversense.

General and administrative expenses

General and administrative expenses were $5.4 million for both the three months ended June 30, 2019, and June 30, 2018.

Total other income (expense), net

Total other income (expense), net, was $3.6 million for the three months ended June 30, 2019, compared to $(12.4) million for the three months ended June 30, 2018, an increase of $16.0 million. The increase was primarily due to a $15.1 million change in fair value of the derivative liability in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, partially offset by an increase of $0.9 million in interest expense on our Oxford/SVB Term Loans and 2023 Notes.

Comparison of the six months ended June 30, 2019 and 2018

The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended
	June 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Revenue, net	$2,718	$931	$1,787
Revenue, net - related parties	5,312	5,638	(326)
Cost of sales	15,893	7,147	8,746
Gross profit	(7,863)	(578)	(7,285)

Expenses:
Sales and marketing expenses	27,013	9,618	17,395
Research and development expenses	17,612	16,402	1,210
General and administrative expenses	11,933	9,393	2,540
Operating loss	(64,421)	(35,991)	(28,430)
Other income (expense), net:
Interest income	1,037	425	612
Interest expense	(3,999)	(4,007)	8
Change in fair value of derivative liability	6,961	(15,013)	21,974
Other income (expense)	(17)	(183)	166
Total other income (expense), net	3,982	(18,778)	22,760

Net loss	$(60,439)	$(54,769)	$(5,670)

Revenue, net

Our net revenue increased to $8.0 million for the six months ended June 30, 2019, compared to $6.6 million for the six months ended June 30, 2018. This increase was primarily due to sales of Eversense in the United States in the six months ended June 30, 2019 following our U.S. launch in July 2018, partially offset by gross to net reductions to revenue for the Eversense Bridge Program.

Cost of sales

Our cost of sales increased to $15.9 million for the six months ended June 30, 2019, compared to $7.1 million for the six months ended June 30, 2018. The increase was primarily due to $3.0 million of U.S. sales, a $1.8 million increase in warranty expense and obligations as a result of the January 2019 amendment of the Roche distribution agreement, an increase of $2.2 million for impairment charges for obsolete inventory associated with product design changes and yield losses at our contract manufacturers, and an increase of $1.7 million for lab supplies, shipping and duties, and logistics costs.

Our gross profit was $(7.9) million and $(0.6) million for the six months ended June 30, 2019 and 2018, respectively. Gross profit as a percentage of revenue, or gross margin, was (98)% and (9)% in the six months ended June 30, 2019 and 2018.

Sales and marketing expenses

Sales and marketing expenses were $27.0 million for the six months ended June 30, 2019, compared to $9.6 million for the six months ended June 30, 2018, an increase of $17.4 million. The $17.4 million increase was primarily due to a $9.0 million increase in salaries, bonuses and payroll related costs for additional headcount, an increase in sales related costs of $2.8 million in connection with the U.S. launch and commercialization of Eversense, and an increase of $5.6 million in other sales and general marketing expenses to support our European distribution of Eversense as well as the U.S. launch of Eversense, including travel, marketing programs and materials, and trade shows.

Research and development expenses

Research and development expenses were $17.6 million for the six months ended June 30, 2019, compared to $16.4 million for the six months ended June 30, 2018, an increase of $1.2 million. The increase of $1.2 million was primarily due to a $0.5 million increase in salaries, bonuses and payroll related costs for additional headcount and a $2.9 million increase in expenses related to clinical studies, partially offset by a $2.1 million decrease in development efforts at our contract manufacturers related to development of future generations of Eversense.

General and administrative expenses

General and administrative expenses were $11.9 million for the six months ended June 30, 2019, compared to $9.4 million for the six months ended June 30, 2018, an increase of $2.5 million. The increase was primarily due to a $0.9 million increase in salaries, bonuses and payroll related costs for additional headcount, and an increase of $1.6 million in other general and administrative costs to support our operations.

Total other income (expense), net

Total other income (expense), net, was $4.0 million for the six months ended June 30, 2019, compared to $(18.8) million for the six months ended June 30, 2018, an increase of $22.8 million. The increase was primarily due to a $22.0 million change in fair value of the derivative liability during the six months ended June 30, 2019 compared to the six months ended June 30, 2019, partially offset by an increase of $2.2 million in interest expense on our Oxford/SVB Term Loans and 2023 Notes, and a $0.7 million increase in investment income.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $60.4 million and $54.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit totaled $418.2 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of June 30, 2019, we had cash and cash equivalents of $65.3 million. Under the Amended and Restated Loan and Security Agreement with Oxford and SVB, we borrowed an aggregate principal amount of $25.0 million.

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

In July 2019, we closed a follow-on public offering of 26,136,363 shares of our common stock at a price of $1.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 3,409,090 additional shares. We received aggregate gross proceeds of $28.7 million from the offering, before deducing underwriting discounts and offering expenses.

On July 25, 2019, we issued $82.0 million aggregate principal amount of our 2025 Notes in the Notes Offering. We used $37.9 million of the net proceeds from the Notes Offering to repurchase $37.0 million aggregate principal amount our outstanding 2023 Notes at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon.

On July 16, 2019, we entered into the Solar Loan Agreement. Following our closing of the Notes Offering, we borrowed an aggregate principal amount of $45.0 million under the Solar Loan Agreement. We used $11.6 million of the Solar Term Loan to and repay in full the Oxford/SVB Term Loans.

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

We expect our existing cash and cash equivalents, including the proceeds from the July 2019 follow-on public offering, the Notes Offering and the Solar Term Loans will be sufficient to fund our operations through the end of 2020. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of debt financings, equity offerings, and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through debt or the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

Indebtedness

Term Loans

On June 30, 2016, we entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB. Pursuant to the Amended and Restated Loan and Security Agreement, we borrowed an aggregate principal amount of $25.0 million. We refer to these borrowings as the Oxford/SVB Term Loans. As described below, in July 2019, we used $11.6 million of the Solar Term Loan to repay in full the Oxford/SVB Term Loans and terminate our Amended and Restated Loan and Security Agreement with Oxford and SVB.

The Oxford/SVB Term Loans bore interest at a floating annual rate of 6.31% plus the greater of (i) 90-day U.S. Dollar LIBOR reported in the Wall Street Journal or (ii) 0.64%, provided that the minimum floor interest rate is 6.95%, and require monthly payments. The monthly payments initially consisted of interest-only through December 31, 2017. In January 2018, we began to make monthly principal payments.

We elected to prepay all Oxford/SVB Term Loans prior to the Maturity Date subject to a prepayment fee equal to 1.00%. As of June 30, 2019, the outstanding balance of the Oxford/SVB Term Loans was $10.0 million.

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to Oxford and SVB10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock with exercise prices of $3.86, $2.38, and $1.86 per share, respectively.

We incurred issuance costs related to the Oxford/SVB Term Loans of approximately $0.6 million that are being amortized as additional interest expense over the term of the Oxford/SVB Term Loans using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $0.5 million, was recorded as a discount to the Oxford/SVB Term Loans, which is also being amortized as additional interest expense over the term of the Oxford/SVB Term Loans using the effective interest method.

We were also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Oxford/SVB Term Loans. This fee is being accrued as additional interest expense over the term of the Oxford/SVB Term Loans using the effective interest method.

On July 16, 2019, we entered into the Solar Loan Agreement with the Lenders. Pursuant to the Solar Loan Agreement, on July 25, 2019, we borrowed the Solar Term Loan in an aggregate principal amount of $45.0 million. We used $11.6 million of the Solar Term Loan to repay in full the Oxford/SVB Term Loans and terminate our Amended and Restated Loan and Security Agreement with Oxford and SVB.

Interest on the Solar Term Loan will be payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan will be June 1, 2024, or the Solar Maturity Date. Commencing on August 1, 2021, we will be required to make monthly principal amortization payments; provided that the interest only period may be extended to (i) August 1, 2022 if our product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if our product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension.

We may elect to prepay the Solar Term Loan prior to the Solar Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the effective date, 2.00% if the prepayment occurs during the second year following the effective date, and 1.00% if the prepayment occurs more than two years after the effective date and prior to the Solar Maturity Date.

The Solar Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the Lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other agreements entered into by us, the rendering of certain types of judgments against us, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. Upon the occurrence of an event of default, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default, and may be declared immediately due and payable by the Lenders.

The Solar Term Loan is secured by substantially all of our assets. The Solar Loan Agreement also contains specified financial covenants related to our liquidity and trailing six-month revenues.

The Solar Loan Agreement also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements.

Convertible Notes

In January 2018, we issued $50.0 million in aggregate principal amount of 2023 Notes, and in February 2018, we issued an additional $3.0 million in aggregate principal amount of 2023 Notes. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The 2023 Notes will mature on February 1, 2023, unless earlier repurchased or converted. Payment of the principal of, and accrued and unpaid interest, if any, on the maturity date, and the fundamental change repurchase price of (excluding cash payable in lieu of delivering fractional shares of our common stock), the 2023 Notes is subordinated to the prior payment in full in cash or other payment satisfactory to the holders of senior debt, of all existing and future senior debt, which includes our indebtedness under the Amended and Restated Loan and Security Agreement with Oxford and SVB and any refinancing thereof.

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

In the second quarter of 2018, we issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. There was no conversion of 2023 Notes in the second quarter of 2019.

As of June 30, 2019, the aggregate outstanding principal amount of the 2023 Notes was $52.7 million.

In July 2019, we issued $82.0 million in aggregate principal amount of 2025 Notes. The 2025 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2025 Notes will mature on January 15, 2025, unless earlier repurchased or converted.

We used $37.9 million of the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of outstanding 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon.

The 2025 Notes are convertible, at the option of the holders, into shares of our common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

We may redeem for cash all or part of the 2025 Notes, at our option, if (1) the last reported sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption and (2) a registration statement covering the resale of the shares of our common stock issuable upon conversion of the 2025 Notes is effective and available for use and is expected to remain effective and available for use during the redemption period as of the date of the redemption notice date. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a fundamental change, holders may require us to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such notice of redemption or corporate event. In certain circumstances, we will be required to pay cash in lieu of delivering make whole shares unless we obtain stockholder approval to issue shares.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(65,855)	$(40,367)
Net cash (used in) provided by investing activities	(736)	12,239
Net cash (used in) provided by financing activities	(4,906)	195,906
Net (decrease) increase in cash and cash equivalents	$(71,497)	$167,778

Net cash used in operating activities

Net cash used in operating activities was $65.9 million for the six months ended June 30, 2019, and consisted of a net loss of $60.4 million and a net change in operating assets and liabilities of $7.3 million, partially offset by net non-cash items of $1.9 million. Net change in operating assets and liabilities consisted of an $8.9 million increase in inventory, a $0.4 million increase in accounts payable, a $2.1 million increase in prepaid expenses and other current assets, $0.2 million of lease payments, and a $0.6 million decrease in deferred revenue, partially offset by a $1.3 million decrease in accounts receivable, $0.2 million of accrued interest on Term Loans, and a $2.6 million increase in accrued expenses and other current liabilities. Net non-cash items consisted of stock-based compensation expense of $4.3 million, non-cash interest expense of $1.9 million, depreciation and amortization of $0.4 million, and an increase in the provision for inventory obsolescence of $2.3 million, partially offset by decrease in fair value of derivative liability of $7.0 million.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2019, and consisted of $0.7 million of capital expenditures for laboratory and production equipment at our contract manufacturers.

Net cash provided by investing activities was $12.2 million for the six months ended June 30, 2018, and consisted sales and maturities of marketable securities of $20.3 million, offset by purchases of marketable securities of $7.9 million and capital expenditures of $0.2 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $4.9 million for the six months ended June 30, 2019, and consisted of aggregate principal payments on our Oxford/SVB Term Loans of $5.0 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Net cash provided by financing activities was $195.9 million for the six months ended June 30, 2018, and consisted primarily of $149.4 million from the issuance of common stock in our June 2018 Offering, $50.7 million from the issuance of the 2023 Notes, and $1.0 million from the exercise of stock options, partially offset by aggregate principal payments on our Oxford/SVB Term Loans of $5.0 million.

Contractual Obligations

As of June 30, 2019, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

We issued the 2025 Notes subsequent to June 30, 2019.  The $82.0 million principal amount of the 2025 Notes is payable in full at maturity on January 15, 2025. The interest payment schedule for the 2025 Notes is as follows: $0.0 million, $8.5 million, $8.6 million and $6.5 million for 2019, 2020-2021, 2022-2023 and after 2023, respectively.

As described elsewhere in this report, we repurchased $37.0 aggregate principal amount of the 2023 Notes with a portion of the proceeds from the offering of the 2025 Notes subsequent to June 30, 2019.  The remaining $15.2 million principal amount of the 2023 Notes is payable in full at maturity on February 1, 2023. The interest payment schedule for the 2023 Notes is as follows: $0.5 million, $1.7 million and $0.9 million for the remainder of 2019, 2020-2021 and 2022-2023, respectively.

We also borrowed the Solar Term Loan subsequent to June 30, 2019. The principal payment schedule for the Solar Term Loan is as follows: $0.0 million, $6.4 million, $30.8 million and $7.7 million for 2019, 2020-2021, 2022-2023 and after 2023, respectively. The interest payment schedule for the Solar Term Loan, based on the prevailing rate on such borrowings as of the date of the filing of this report, is as follows: $1.4 million, $8.1 million, $4.3 million and $0.2 million for 2019, 2020-2021, 2022-2023 and after 2023, respectively.

As described elsewhere in this report, we repaid all amounts outstanding under our Amended and Restated Loan and Security Agreement with Oxford and SVB with a portion of the procees from the Solar Term Loan.

Off‑Balance Sheet Arrangements

During three and six months ended June 30, 2019 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $65.3 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Additionally, the interest rates on our 2025 Notes and 2023 Notes are fixed. The rate on borrowings under our Solar Term Loan is variable, subject to a minimum floor interest rate. Due to the short-term maturities of our cash equivalents and the minimum interest rate on the Solar Term Loan, an immediate 100 basis point change in interest rates would not have a material effect on our results of operations. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

Risks Related to Our Indebtedness

If holders of 2023 Notes object to the amendment of the 2023 Notes indenture, it could have a material adverse effect on our business and financial condition.

In connection with the Notes Offering, we launched a consent solicitation to holders of the 2023 Notes seeking consent to amend the indenture related to the 2023 Notes to remove a restrictive covenant that limited our ability to incur additional indebtedness. On July 25, 2019, we received the requisite consents from holders of the 2023 Notes to amend the indenture related to the 2023 Notes and entered into a Second Supplemental Indenture to reflect the foregoing amendment. The holders that consented to the amendment of the indenture related to the 2023 Notes may have interests that may differ from other holders of the 2023 Notes, including the fact that certain of such holders purchased a portion of the 2025 Notes and we repurchased their 2023 Notes with a portion of the net proceeds of the Notes Offering. If the remaining holders of the 2023 Notes object to the entry into the Second Supplemental Indenture, they could challenge the issuance of the 2025 Notes and the borrowing of the Solar Term Loan. Any such challenge could divert management's attention from our day-to-day operations and could have a material adverse effect on our business and financial condition.

Restrictive covenants under the indentures related to the 2023 Notes and the 2025 Notes and the Solar Loan Agreement may limit the manner in which we operate.

The indentures related to the 2023 Notes and the 2025 Notes and the Solar Loan Agreement contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

•	incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock;
•	declare or pay dividends on, repurchase or make distributions in respect of, their capital stock or make other restricted payments;
•	make investments or acquisitions;
•	create liens;
•	enter into agreements restricting certain subsidiaries' ability to pay dividends or make other intercompany transfers;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and the assets of our restricted subsidiaries;
•	enter into transactions with affiliates;
•	sell, transfer or otherwise convey certain assets; and
•	prepay certain types of indebtedness.

In addition, the Solar Loan Agreement has minimum liquidity and monthly net product revenue requirements and the Solar Term Loan and other obligations under the Solar Loan Agreement are be secured by substantially all of our assets. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities, repurchase shares of our common stock or finance future operations or capital needs.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, subject to certain conditions and limitations, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, subject to certain conditions and limitations in the indentures related to the 2023 Notes and the 2025 Notes and the Solar Loan Agreement, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

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

10.1 +

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.2+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

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

+Indicates management contract or compensatory plan.

*Filed herewith.

**These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: August 7, 2019	By:	/s/ Jon Isaacson
Jon Isaacson
Chief Financial Officer
(Principal Financial Officer)