Form 10-Q
period 2019-09-30
Senseonics Holdings, Inc.
filed 2019-11-12
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 203,452,603 shares of common stock, par value $0.001, outstanding as of November 7, 2019.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,580	$136,793
Accounts receivable	2,800	830
Accounts receivable - related parties	3,468	6,267
Inventory, net	19,862	10,231
Prepaid expenses and other current assets	4,862	3,985
Total current assets	161,572	158,106

Deposits and other assets	3,108	117
Property and equipment, net	2,366	1,750
Total assets	$167,046	$159,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,253	$4,407
Accrued expenses and other current liabilities	18,705	13,851
Deferred revenue	—	628
Term Loans, current portion	—	10,000
Total current liabilities	21,958	28,886

Term Loans, net of discount and current portion	43,092	4,783
2023 Notes, net of discount	11,529	36,103
2025 Notes, net of discount	35,668	—
Derivative liabilities	26,988	17,091
Other liabilities	2,464	1,849
Total liabilities	141,699	88,712

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 203,365,624 and 176,918,381 shares issued and outstanding as of September 30, 2019 and December 31, 2018	203	177
Additional paid-in capital	462,876	428,878
Accumulated deficit	(437,732)	(357,794)
Total stockholders' equity	25,347	71,261
Total liabilities and stockholders’ equity	$167,046	$159,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue, net	$959	$837	$3,678	$1,768
Revenue, net - related parties	3,360	4,321	8,671	9,960
Total revenue	4,319	5,158	12,349	11,728
Cost of sales	7,659	7,742	23,552	14,889
Gross profit	(3,340)	(2,584)	(11,203)	(3,161)

Expenses:
Sales and marketing expenses	11,560	7,851	38,573	17,469
Research and development expenses	11,076	7,402	28,688	23,805
General and administrative expenses	5,388	5,138	17,321	14,531
Operating loss	(31,364)	(22,975)	(95,785)	(58,966)
Other income (expense), net:
Interest income	519	820	1,556	1,245
Loss on extinguishment of debt	(398)	—	(398)	—
Interest expense	(3,460)	(2,170)	(7,459)	(6,177)
Debt issuance costs	(3,344)	—	(3,344)	—
Change in fair value of derivative liabilities	19,186	(7,513)	26,147	(22,526)
Other income (expense)	(638)	(43)	(655)	(226)
Total other income (expense), net	11,865	(8,906)	15,847	(27,684)

Net loss	(19,499)	(31,881)	(79,938)	(86,650)
Total comprehensive loss	$(19,499)	$(31,881)	$(79,938)	$(86,650)

Basic and diluted net loss per common share	$(0.10)	$(0.18)	$(0.43)	$(0.57)
Basic and diluted weighted-average shares outstanding	197,223,419	176,332,575	183,804,257	150,866,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three months ended September 30, 2018:
Balance, June 30, 2018	176,242	$177	$424,130	$(318,592)	$105,715
Issued shares of common stock	735		(54)	—	(54)
Exercise of stock options for cash and warrants	390	—	1,205	—	1,205
Conversion of 2023 Notes	(661)	—	1	—	1
Stock-based compensation expense and vesting of RSUs	20	—	1,618	—	1,618
Net loss	—	—	—	(31,881)	(31,881)
Balance, September 30, 2018	176,726	$177	$426,900	$(350,473)	$76,604

Nine months ended September 30, 2018:
Balance, December 31, 2017	136,883	$137	$270,953	$(263,823)	$7,267
Issued shares of common stock	38,076	38	149,004	—	149,042
Exercise of stock options and warrants	1,602	1	2,018	—	2,019
Conversion of 2023 Notes	74	1	250	—	251
Stock-based compensation expense and vesting of RSUs	91	—	4,675	—	4,675
Net loss	—	—	—	(86,650)	(86,650)
Balance, September 30, 2018	176,726	$177	$426,900	$(350,473)	$76,604

Three months ended September 30, 2019:
Balance, June 30, 2019	177,031	$177	$433,228	$(418,233)	$15,172
Issued shares of common stock	26,136	26	26,731	—	26,757
Exercise of stock options for cash and warrants	179	—	—	—	—
Stock-based compensation expense and vesting of RSUs	20	—	2,194	—	2,194
Issuance of warrants related to debt	—	—	723	—	723
Net loss	—	—	—	(19,499)	(19,499)
Balance, September 30, 2019	203,366	$203	$462,876	$(437,732)	$25,347

Nine months ended September 30, 2019:
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Issued shares of common stock	26,136	26	26,731	—	26,757
Exercise of stock options and warrants	230	—	93	—	93
Stock-based compensation expense and vesting of RSUs	82	—	6,451	—	6,451
Issuance of warrants related to debt			723		723
Net loss	—	—	—	(79,938)	(79,938)
Balance, September 30, 2019	203,366	$203	$462,876	$(437,732)	$25,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(79,938)	$(86,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	335	178
Non-cash interest expense (debt discount and deferred costs)	6,798	2,415
Change in fair value of derivative liabilities	(26,147)	22,525
Stock-based compensation expense	6,452	4,676
Provision for lower of cost or net realizable value	(121)	133
Provision for inventory obsolescence	2,198	—
Non-cash lease expense	336	—
Net realized gain on marketable securities	—	(112)
Changes in assets and liabilities:
Accounts receivable	829	(719)
Prepaid expenses and other current assets	(877)	(2,631)
Inventory	(11,708)	(7,143)
Deposits and other assets	(4)	57
Accounts payable	(1,154)	(3,842)
Accrued expenses and other current liabilities	3,998	3,446
Deferred revenue	(628)	—
Term Loans, accrued interest	(908)	560
Deferred rent	—	10
Other	(947)	—
Net cash used in operating activities	(101,486)	(67,097)
Cash flows from investing activities
Capital expenditures	(951)	(683)
Purchases of marketable securities	—	(7,935)
Sales and maturities of marketable securities	—	22,350
Net cash (used in) provided by investing activities	(951)	13,732
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	26,757	149,044
Proceeds from exercise of stock options and stock warrants	94	2,018
Proceeds from 2023 Notes, net of costs	—	50,705
Proceeds from 2025 Notes, net of costs	77,699	—
Proceeds from Solar Term Loan, net of costs	42,951	—
Proceeds from issuance of warrants, net of costs	723	—
Repayment of Oxford and SVB Term Loan	(15,000)	—
Repurchase of 2023 notes	(37,000)	(7,500)
Principal payments under capital lease obligations	—	(20)
Net cash provided by financing activities	96,224	194,247
Net (decrease) increase in cash and cash equivalents	(6,213)	140,882
Cash and cash equivalents, at beginning of period	136,793	16,150
	$130,580	$157,032

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,200	$2,768
Lease liabilities arising from obtaining right-of-use assets	3,109	—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$182	$—

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

2.Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability, alone or with others, to complete the development of its products or product candidates, and to obtain necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities will require significant uses of working capital through the remainder of 2019 and beyond.

At September 30, 2019, the Company had $130.6 million in cash and cash equivalents. In July 2019, the Company completed financing and debt transactions totaling gross proceeds of over $100 million, after repayment of the Term Loans (as defined below) and a portion of the Company’s convertible senior subordinated notes due 2023 (the “2023 Notes”). As a result of these transactions, management has concluded that, based on the Company’s current operating plans, including the restructuring described in Note 13, and its existing cash and cash equivalents, will be sufficient to meet the Company’s anticipated operating needs through the end of 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, obsolete inventory, product returns, patient access program costs, depreciable lives of property and equipment, and estimated accruals for clinical study costs, which are accrued based on estimates of work performed under contract. Actual results could differ from those estimates; however management does not believe that such differences would be material.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2019 and 2018, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

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

Concentration of Revenue and Customers

At any given time, the Company’s trade receivables are concentrated among a small number of principal customers. If any of the Company’s customers fail to pay their obligations under the terms of these financial instruments, the Company’s maximum exposure to potential losses would be equal to amounts reported on its consolidated balance sheets.

During the three and nine months ended September 30, 2019 and 2018, the Company derived a majority of its total net revenue from one customer, who is also a related party. During the three months ended September 30, 2019 and 2018, the Company derived 78 percent and 84 percent of its total net revenue from this customer, respectively. During the nine months ended September 30, 2019 and 2018, the Company derived 70 percent and 85 percent of its total net revenue from this one customer, respectively.

Revenue by geographic region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,792	87.8%	$9,908	80.2%
United States	527	12.2	2,441	19.8
Total	$4,319	100.0%	$12,349	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$4,658	90.0%	$11,228	96.0%
United States	500	10.0	500	4.0
Total	$5,158	100.0%	$11,728	100.0%

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment through September 30, 2019.

Derivative Financial Instruments

In July 2019, the Company issued $82.0 million in aggregate principal amount of convertible senior subordinated notes due 2025 (the “2025 Notes”).  In connection with the 2025 Notes, the Company bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

In connection with the Company’s issuance of the 2023 Notes in January 2018, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

The two financial instruments above are remeasured at the end of each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense) as a change in fair value of the derivative liability.

Warranty Reserve

The Company may replace Eversense system components that do not function in accordance with the product specifications. Estimated replacement costs are recorded at the time of shipment and are developed by analyzing historical replacement experience and product performance.

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

Revenue from product sales is recognized when the Customers obtain control of the Company’s product, which occurs at a point in time, based upon the delivery terms as defined in the contract. The Company is typically paid within 60 days of invoicing subsequent to the Customers obtaining control of the Company’s product.

Product sales are recorded net of estimated costs for patient access and sales incentive programs.  In March 2019, the Company introduced the Eversense Bridge Program (the “program”) in the United States.  Under the program, the Company provides financial assistance, in the form of reimbursement, to eligible patients based on their insurance coverage. Reimbursement payments to the patient under the program are treated as a reduction of revenue in the period in which the corresponding gross revenue is recognized. Estimated reimbursement payments for product shipped to the Company’s customers but not provided to a patient within the same reporting period is based on historical experience and recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the program as of September 30, 2019, the Company’s estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material. The Company also, at its discretion, offers discounts and other allowances under defined promotional or prompt pay programs to the Customers which result in the establishment of reserves against product revenue, however, to date these amounts have been immaterial.

Cost of Sales

The Company uses third-party contract manufacturers to manufacture Eversense and related components and supplies. Cost of sales consists primarily of raw materials, contract manufacturing service fees, expected warranty costs, recall costs, product obsolescence, scrap, warehousing indirect personnel costs and shipping and handling expenses associated with product delivery.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, and other related costs, including stock-based compensation, for personnel who perform sales, marketing, and customer support functions. Other significant costs include marketing programs, website design and advertising, educational and promotional materials, consultants, and tradeshow expenses.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities in developing Eversense, including clinical trials and feasibility studies, and partnerships for strategic initiatives including insulin delivery and new indications. Research and development expenses include compensation and benefits for research and development employees including stock‑based compensation, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations and other consultants, and other outside expenses. Research and development expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in the Company’s executive, finance, accounting, business development, information technology, and human resources functions. Other significant costs include information technology, facility costs, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Since the Company had net operating loss (“NOL”) carryforwards as of September 30, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statements of operations and comprehensive loss.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of September 30, 2019 and December 31, 2018.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 1998 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s 2025 Notes and 2023 Notes are recorded at historical cost, net of discounts, and are not remeasured at fair value.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. At September 30, 2019 and 2018, the total number of anti-dilutive shares, consisting of common stock options, stock purchase warrants, and the 2025 Notes and 2023 Notes using the if-converted method, which have been excluded from the computation of diluted loss per share, were as follows:

	September 30,
	2019	2018
Stock-based awards	25,684,676	21,006,058
2023 Notes	6,672,500	15,499,998
2025 Notes	63,565,883	—
Warrants	5,196,581	4,068,581
Total anti-dilutive shares outstanding	101,119,640	40,574,637

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and the 2025 Notes and 2023 Notes using the if-converted method.

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

4.  Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Finished goods	$4,312	$1,457
Work-in-process	12,571	7,211
Raw materials	2,979	1,563
Total	$19,862	$10,231

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Contract manufacturing	$3,359	$2,962
Clinical and preclinical	193	111
Marketing and sales	416	287
IT and software	144	244
Insurance	333	—
Interest receivable	2	239
Other receivables	235	—
Other	180	142
Total prepaid expenses and other current assets	$4,862	$3,985

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Contract manufacturing	$4,192	$6,068
Compensation and benefits	4,363	3,685
Sales and marketing services	816	738
Professional & administration services	2,576	727
Interest on notes payable	856	1,268
Research and development	2,504	147
Product warranty and replacement obligations	1,405	816
Patient access and incentive programs	1,299	—
Operating lease	647	—
Other	47	402
Total accrued expenses and other current liabilities	$18,705	$13,851

7.Leases

The Company evaluates whether contractual arrangements contain leases at the inception of such arrangements.  Specific considerations include whether the Company can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset.  Substantially all of the Company’s leases are long-term operating leases with fixed payment terms.  The Company currently does not have financing leases.  Right-of-use (“ROU”) operating lease assets represent the Company’s right-to-use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.  Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised.

The Company recognizes a ROU operating lease asset and liability as of the lease commencement date at the present value of the lease payments over the lease term.  If the discount rate in the lease agreement is not implicit, the Company estimates the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.  Lease and non-lease components are accounted for as a single component.  Leases with an initial term of 12 months or less are expensed to rent expense over the related term.

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five year term. With the adoption of ASC 842, the Company has recorded a right-of-use asset and corresponding lease liability, and does not include the additional five year term under the option.

The Company leases approximately 12,000 square feet of office space under a cancelable operating lease that expired on June 30, 2019 and subsequently became a month-to-month lease. The Company elected to account for this lease in accordance with the policy of not recording leases with an initial term of 12 months or less on the balance sheet. This lease terminated on October 31, 2019.

On September 2, 2019, the Company entered into a new non-cancellable operating lease agreement for approximately 30,500 square feet of office space expiring in 2023. The Company does not have the option to renew the lease for an additional term. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. The Company recorded $1.1 million of associated right-of-use assets and lease liabilities in its consolidated balance sheet at September 30, 2019.

Operating lease expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.5 million, respectively. Short-term lease expense is included in total lease expense. For the nine months ended September 30, 2019, short term lease expense was $0.1 million and for the three months ended September 30, 2019 the short term lease expense amount was not significant.

Operating lease expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the lease assets and liabilities as of September 30, 2019 (in thousands):

Operating Lease Assets and Liabilities	Balance Sheet Classification	Amount
Assets
Operating lease ROU assets	Deposits and other assets	$2,987
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$647
Non-current operating lease liabilities	Other non-current liabilities	2,462
Total operating lease liabilities		$3,109

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of September 30, 2019 (in thousands):

2019 (remaining 3 months)	$206
2020	938
2021	969
2022	1,002
2023	600
Total	3,715
Present value adjustment	(606)
Present value of lease liabilities	$3,109

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2019:

Remaining lease term (years)
Operating leases	3.9
Discount rate
Operating leases	9.1%

During the nine months ended September 30, 2019, the Company made cash payments of $0.5 million under its operating leases, which are included in cash flows used in operating activities in the consolidated statement of cash flows.

8.Notes Payable

Term Loans

Solar Loan Agreement

On July 16, 2019, the Company entered into a Loan and Security Agreement (the “Solar Loan Agreement”) with Solar Capital, Ltd. (“Solar”).  Pursuant to the Solar Loan Agreement, on July 25, 2019, the Company borrowed term loans in an aggregate principal amount of $45.0 million (the “Solar Term Loan”), of which the Company used $11.6 million to repay in full the Term Loans and terminate the Amended and Restated Loan and Security Agreement with Oxford and SVB described below.

Interest on the Solar Term Loan is payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan is July 1, 2024 (the “Solar Maturity Date”). Commencing on August 1, 2021, the Company will be required to make monthly principal amortization payments; provided that the interest only period may be extended to (i) August 1, 2022 if the Company’s product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if the Company’s product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension.

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

The Solar Term Loan is secured by substantially all of the Company and its subsidiaries’ assets. The Solar Loan Agreement also contains specified financial covenants related to the Company’s liquidity and trailing six-month revenue.

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

A final fee (“Final Fee”), which is equal to $2.9 million (6.45% of the Solar Term Loan), is due and payable on the earliest to occur of (i) Solar Maturity Date, (ii) the acceleration of the Solar Term Loan including, upon the occurrence of a bankruptcy or insolvency event, or (iii) prepayment, refinancing, substitution or replacement of the Solar Term Loan.  The fee is accreted to interest expense over the term of the loan to the Final Fee amount.

In connection with the Solar Term Loan, the Company incurred issuance costs in the amount of $0.4 million, and paid fees to Lenders (as defined below) in the amount of $0.9 million in connection with the repayment of the Term Loans, which are netted against the principal balance of the Solar Term Loan and amortized as additional interest expense over the term of the Solar Term Loan using the effective interest method.  Unamortized debt issuance costs and additional prepayment fees in the amount of $0.4 million associated with the repayment of the Term Loans were recorded as a loss on the extinguishment of debt in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss as of September 30, 2019.

Additionally, the Company issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share (the “Solar Warrants”).  The Solar Warrants are exercisable until July 25, 2029.  The proceeds from the Solar Term Loan were allocated between the debt and the Solar Warrants based on their respective fair value of $0.7 million, and were recorded within equity resulting in a debt discount that is being amortized as additional interest expense over the term of the Solar Term Loan using the effective interest method.

Oxford and Silicon Valley Bank Term Loans

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and together with Oxford, the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (“Tranche 1 Term Loan”); $5.0 million (“Tranche 2 Term Loan”); and $5.0 million (“Tranche 3 Term Loan”) (each, a “Term Loan,” and collectively, the “Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Oxford/SVB Notes”) on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Oxford/SVB Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford. The Company borrowed the Tranche 2 Term Loan and Tranche 3 Term Loan in November 2016 and March 2017, respectively. The maturity date for all Term Loans was June 1, 2020.  The Company was also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Term Loans and was being accrued as additional interest expense over the term of the Oxford/SVB Notes using the effective interest method.

Proceeds from the Solar Term Loan were used to repay the remaining balance of the Oxford and SVB Term Loans, which were subject to a prepayment fee equal to $0.1 million.

Convertible Notes

2025 Notes

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

If the Company undergoes a fundamental change, such as a merger, sale, greater than 50% ownership change, liquidation, dissolution or delisting, holders may require the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue shares.

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

In connection with the issuance of the 2025 Notes, the Company incurred $4.3 million in debt issuance costs and debt discounts. Several note holders of the 2025 Notes were also note holders of the 2023 Notes, and as a result, these transactions qualified as loan modifications.  The associated debt issuance costs were allocated between the portion of 2025 Notes purchased by new note holders, and of 2025 Notes purchased by existing 2023 Note holders.  Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred.  The third-party costs associated with the new note holders are also deferred as discounts that are amortized as additional interest expense over the term of the notes.  Of the $4.3 million, $3.3 million were expensed for loan modifications and $1.0 million were deferred as discounts to the debt.

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision.  The Company recorded the fair value of the embedded features in the amount of $36.0 million as a debt discount and derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.  The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Based upon recent trading prices (Level 2 — market approach) and other observable inputs, including the Company’s common stock, implied volatility, interest rates and credit spreads, the fair value of the Company’s 2025 Notes, excluding the embedded features, were $57 million as of September 30, 2019.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at September 30, 2019.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income/(expense) in the Company’s consolidated statement of operations and comprehensive loss.

Based upon recent trading prices (Level 2 — market approach) and other observable inputs, including the Company’s common stock, implied volatility, interest rates and credit spreads, the fair value of the Company’s 2023 Notes, excluding the embedded features, was $13.4 million as of September 30, 2019 and $41 million at December 31, 2018.

In the nine months ended September 30, 2018, the Company issued 73,529 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. There were no conversions of 2023 Notes in the three months ended September 30, 2018 and 2019, or the nine months ended September 30, 2019.

The following carrying amounts are outstanding under the Company’s notes payable as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019					December 31, 2018
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Warrants ($)	Carrying Amount ($)	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Warrants ($)	Carrying Amount ($)
Solar Term Loan	45,000	(834)	(328)	(746)	43,092	-	-	-	-	-
Oxford / SVB Term	-	-	-	-	-	15,000	(113)	(103)	-	14,784
2023 Notes	15,700	(4,171)			11,529	52,700	(16,597)	-		36,103
2025 Notes	82,000	(45,603)	(729)		35,668	-	-	-	-	-

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019
	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	772	60	-	832	8.98%	772	60	-	832
Oxford / SVB Term	7.37%	68		-	68	7.37%	900	56	-	955
2023 Notes	5.25%	708	176	398	1,282	5.25%	1,924	1,888	398	4,210
2025 Notes	5.25%	761	915	-	1,676	5.25%	943	915	-	1,859

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)
Oxford / SVB Term	7.37%	361	88	-	449	7.37%	1,211	292	-	1,503
2023 Notes	5.25%	694	1,027	-	1,721	5.25%	1,853	4,655	-	6,508

The following are the scheduled maturities of the Solar Term Loan, 2025 Notes, and 2023 Notes as of September 30, 2019 (in thousands):

2019 (remaining three months)	$—
2020	—
2021	6,250
2022	15,000
2023	30,700
Thereafter	90,750
Total	$142,700

9.Stockholders’ Equity

Preferred Stock

As of September 30, 2019 and December 31, 2018, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.  No shares of preferred stock were outstanding as of September 30, 2019 or December 31, 2018.

Common Stock

In July 2019, pursuant to an underwriting agreement with Jefferies LLC, the Company closed a follow-on public offering of 26,136,363 shares of its common stock at a price of $1.10 per share, which included the exercise in full by Jefferies LLC of its option to purchase up to 3,409,090 additional shares. The Company received net proceeds of $26.9 million from the offering, after deducting underwriting discounts and offering expenses.

As of September 30, 2019 and December 31, 2018, the Company’s authorized capital stock included 450,000,000 shares of common stock, par value $0.001 per share. The Company had 203,365,624 and 176,918,381 shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018, respectively.

Stock Purchase Warrants

Additionally, the Company issued the Solar Warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share. The Solar Warrants are exercisable until July 25, 2029.  The proceeds from the Solar Term Loan were allocated between the debt and the Solar Warrants based on their fair value of $0.7 million, and were recorded within equity resulting in a discount to the Solar Term Loan.

In connection with the issuance of the Oxford/SVB Notes, the Company issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581,  63,025 and 80,645 shares of common stock at an exercise price of $3.86,  $2.38 and $1.86 per share, respectively. The cumulative fair value of the warrants, which the Company estimated to be $0.5 million, resulted in a discount to the Oxford/SVB Notes. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity.

In connection with the Company’s original Loan and Security Agreement with Oxford in 2014, the Company issued to Oxford 10-year stock purchase warrants to purchase an aggregate of 167,570 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants, which the Company estimated to be $0.2 million, resulted in a discount to the promissory notes issued to Oxford in connection with the original Loan and Security Agreement. These warrants expire on November 2, 2020, July 14, 2021 and August 19, 2021, and are classified in equity.

The unamortized deferred financing fees and debt discount related to the notes rollover amount was being amortized along with the deferred financing costs and the discount created by the new issuance of the Solar Warrants over the term of the loan using the effective interest method.  In connection with the repayment of the Term Loans, the unamortized discount and additional prepayment fee of $0.4 million was recorded as a loss on extinguishment of debt in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

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

Pursuant to the amended and restated 2015 Plan, the number of shares initially reserved for issuance pursuant to equity awards was 17,251,115 shares, representing 8,000,000 shares plus up to an additional 9,251,115 shares in the event that options that were outstanding under the Company’s equity incentive plans as of February 16, 2016 expire or otherwise terminate without having been exercised (in such case, the shares not acquired will revert to and become available for issuance under the amended and restated 2015 Plan). The number of shares of the Company’s common stock reserved for issuance under the amended and restated 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of September 30, 2019, 3,343,444 shares remained available for grant under the amended and restated 2015 Plan.

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of nonstatutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2019, 1,031,458 shares remained available for grant under the Inducement Plan.

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non‑qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 6,253,301 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

10.Fair Value Measurements

The Company accounts for recurring and non-recurring fair value measurements in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial Assets and Liabilities Measured at Fair Value

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$923	$923	$—	$—
Liabilities
Embedded features of the 2025 Notes	$26,201	$—	$—	$26,201
Embedded features of the 2023 Notes	$787	$—	$—	$787

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$122,859	$122,859	$—	$—
Liabilities
Embedded features of the 2023 Notes	$17,091	$—	$—	$17,091

The inputs used in measuring the fair value of the Company’s money market funds included in cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the funds.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of the
the Notes
December 31, 2018	$17,091
Initial fair value of embedded features of 2025 Notes	36,044
Change in derivative liabilities (including the partial settlement of the 2023 Notes)	(26,147)
September 30, 2019	$26,988

During the nine months ended September 30, 2019 and 2018, the Company did not have any transfers between levels.

11.Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2019 or September 30, 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2019 and December 31, 2018.

12. Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd (collectively, “Roche”), has a noncontrolling ownership interest in the Company. For the three months ended September 30, 2019 and 2018, revenue from Roche was $3.4 million and $4.3 million, respectively. For the nine months ended September 30, 2019 and 2018, revenue from Roche was $8.7 million and $9.9 million, respectively. Amounts due from Roche as of September 30, 2019 and December 31, 2018 were $3.5 million and $6.3 million, respectively.

13.Subsequent Events

On November 7, 2019, the Company implemented a restructuring designed to meet the following objectives:

-	Reset strategic goals based on learnings from the Company’s first year of U.S. commercial launch;
-	Enhance the customer experience with the Company’s Eversense CGM system, including outcomes, longevity, reliability, access, support, and training;
-	Focus on executing pathways to successful launch of the 180-day product in the United States; and
-	Reduce cash burn to support these activities while minimizing near-term dilution and ensuring the best allocation of capital

Pursuant to the restructuring, the Company also immediately reduced its current, open and planned workforce by approximately 30%.  The Company expects to incur one-time restructuring costs related to severance expenses of approximately $0.8 million in the fourth quarter of 2019.

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

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our continuous glucose monitoring, or CGM, systems, Eversense and Eversense XL, are reliable, long‑term, implantable CGM systems that we have designed to continually and accurately measure glucose levels in people with diabetes for a period of up to 90 and 180 days, respectively, as compared to six to fourteen days for currently available CGM systems. We believe Eversense and Eversense XL will provide people with diabetes with a more convenient method to monitor their glucose levels in comparison with the traditional method of self‑monitoring of blood glucose, or SMBG, as well as currently available CGM systems. In our U.S. pivotal clinical trial, we observed that Eversense measured glucose levels over 90 days with a degree of accuracy superior to that of other currently available CGM systems. Our Eversense XL system is available in Europe, the Middle East and Africa (EMEA) and our Eversense system is currently approved for sale in the United States.

Recent Developments

In the third quarter of 2019, we completed enrollment of our PROMISE 180-day U.S. pivotal clinical trial of Eversense XL with 208 subjects enrolled across eight clinical sites. We expect to report topline data from the PROMISE trial in the first half of 2020.  If the data from the PROMISE trial are positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use to 180 days in the United States.  We expect such approval will happen by the end of 2020.  We also intend to use data from the first 90 days of the PROMISE trial, if positive, to support a supplemental submission to the FDA for an integrated, or iCGM , designation for our current Eversense 90-day system, which the FDA could potentially approve in the first half of 2020.

In September 2019, Senseonics issued a voluntary recall of specific Eversense sensors from doctors’ offices and distributors in the United States, as a small number (1.4% of inserted Sensors over the affected period) of sensors had prematurely stopped functioning due to inadequate hydration of the sensor’s glucose-sensing membrane.  There were 844 Eversense CGM Sensors recalled under this field action. No action was needed from patients regarding this voluntary recall.  The cost of the recall was $0.4 million and is recorded in cost of sales on the consolidated statements of operations and comprehensive loss at September 30, 2019.

In November 2019, we implemented a restructuring, or the Restructuring, designed to meet the following objectives:

•	Reset strategic goals based on learnings from our first year of U.S. commercial launch;
•	Enhance the customer experience with our Eversense CGM system, including outcomes, longevity, reliability, access, support and training;
•	Focus on executing the pathway to successful launch of our 180-day product in the United States; and
•	Reduce cash burn to support these activities while minimizing near-term dilution and ensuring the best allocation of capital.

Pursuant to the Restructuring, we also immediately reduced our current, open and planned workforce by approximately 30%.  We expect to incur one-time restructuring costs related to severance expenses of approximately $0.8 million in the fourth quarter of 2019.

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

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche, pursuant to which we granted Roche the exclusive right to market, sell and distribute Eversense in Germany, Italy and the Netherlands. Under the agreement, Roche is obligated to purchase from us specified minimum volumes of Eversense components at pre-determined prices. We began distributing Eversense through Roche in Germany in September 2016 and in Italy and the Netherlands in the fourth quarter of 2016. In November 2016, we entered into an amendment to the distribution agreement with Roche granting Roche the exclusive right to market, sell and distribute Eversense in Europe, the Middle East and Africa, excluding Sweden, Norway, Denmark, Finland and Israel. In January 2019, we entered into an additional amendment to the distribution agreement with Roche to extend the agreement through January 31, 2021. Pursuant to the amendment to the agreement, Roche has agreed to certain purchase levels of Eversense systems and pricing terms through the extended term of the agreement. In addition, under the amendment, Roche’s role as the exclusive distributor of Eversense was expanded to provide Roche with exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. To date, we have begun distributing Eversense in an aggregate of 14 European countries and South Africa through Rubin and Roche.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. As described above during the quarter ended September 30, 2019, we completed enrollment of the PROMISE trial.   We expect to report topline data from the PROMISE trial in the first half of 2020.  If the data from the PROMISE trial are positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use to 180 days in the United States.  We also intend to use data from the first 90 days of the PROMISE trial, if positive, to support a supplemental submission to the FDA for an integrated, or iCGM, designation for our current Eversense 90-day system, which the FDA could potentially approve in the first half of 2020.

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we are providing financial assistance to eligible patients purchasing Eversense to enable more patients to access the Eversense system. The amount of assistance that we provide depends on a patient’s insurance coverage. The program establishes maximum limits per patient and excludes certain patients as ineligible, including government-insured patients and residents of certain states. We continue to experience increasing interest and activity across patients and providers. The program provides opportunities to engage both regional and national payors, which we expect will lead to additional positive payor coverage decisions for the Eversense system.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval, the Eversense system can now be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions. We plan to roll out a new Eversense application with this expanded indication in the United States in the fourth quarter of 2019.

We have never been profitable and our net losses were $19.5 million and $31.8 million for the three months ended September 30, 2019 and 2018, respectively, and $79.9 million and $86.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit totaled $437.7 million, primarily as a result of expenses incurred in connection with our research and development programs and manufacturing costs associated with developing the Eversense system. We expect to continue to incur net losses for the foreseeable future.

We will need to obtain additional funding in connection with our continuing operations through debt financings, public or private equity or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to successfully commercialize Eversense and develop and commercialize future products and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Overview

Revenue

Revenue from product sales is recognized when the customers obtain control of our product, which occurs at a point in time, based upon the delivery terms as defined in the contract. We are typically paid within 60 days of invoicing subsequent to the customers obtaining control of our product.

Product sales are recorded net of estimated costs for patient access and sales incentive programs.  In March 2019, we introduced the Eversense Bridge Program in the United States.  Under the Eversense Bridge Program, we provide financial assistance, in the form of reimbursement, to eligible patients based on their insurance coverage. Reimbursement payments to the patient under the Eversense Bridge Program are treated as a reduction of revenue in the period in which the corresponding gross revenue is recognized. Estimated reimbursement payments for product shipped to our customers but not provided to a patient within the same reporting period is based on historical experience and recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the program as of September 30, 2019, our estimated reimbursement rates with respect to such shipped, but unsold, products could change in future periods, and such changes could be material. We also, at our discretion, offer discounts and other allowances under defined promotional or prompt pay programs to our customers which result in the establishment of reserves against product revenue, however, to date these amounts have been immaterial

Cost of Sales

We use third-party contract manufacturers to manufacture Eversense and related components and supplies. Cost of sales consists primarily of raw materials, contract manufacturing service fees, expected warranty costs, recall costs, product obsolescence, scrap, warehousing indirect personnel costs and shipping and handling expenses associated with product delivery.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, and other related costs, including stock-based compensation, for personnel who perform sales, marketing, and customer support functions. Other significant costs include marketing programs, website design and advertising, educational and promotional materials, consultants, and tradeshow expenses.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities in developing Eversense, including clinical trials and feasibility studies, and partnerships for strategic initiatives including insulin delivery and new indications. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to contract research organizations and other consultants, and other outside expenses. Research and development expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, accounting, business development, information technology, and human resources functions. Other significant costs include information technology, facility costs, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents. Interest expense primarily consists of interest expense on our notes payable and amortization of associated debt issuance costs and debt discounts.  Our embedded derivate instruments associated with the 2025 Notes and 2023 Notes (as defined below) are remeasured at the end of each reporting period and the changes in fair value are reported in other income (expense) in our consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements Not Yet Adopted

See “Note 3―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended
	September 30,		Period-to-
	2019	2018	Period Change
	(unaudited)
Revenue, net	$959	$837	$122
Revenue, net - related parties	3,360	4,321	(961)
Total revenue	4,319	5,158	(839)
Cost of sales	7,659	7,742	(83)
Gross profit	(3,340)	(2,584)	(756)

Expenses:
Sales and marketing expenses	11,560	7,851	3,709
Research and development expenses	11,076	7,402	3,674
General and administrative expenses	5,388	5,138	250
Operating loss	(31,364)	(22,975)	(8,389)
Other income (expense), net:
Interest income	519	820	(301)
Loss on extinguishment of debt	(398)	—	(398)
Interest expense	(3,460)	(2,170)	(1,290)
Debt issuance costs	(3,344)	—	(3,344)
Change in fair value of derivative liabilities	19,186	(7,513)	26,699
Other income (expense)	(638)	(43)	(595)
Total other income (expense), net	11,865	(8,906)	20,771
Net loss	$(19,499)	$(31,881)	$12,382

Revenue, net

Our net revenue decreased $0.8 million to $4.3 million for the three months ended September 30, 2019, compared to $5.2 million for the three months ended September 30, 2018. Although sales volumes increased year-over-year as a result of increased U.S. commercialization of Eversense, this growth did not translate into a net revenue increase due to gross to net reductions to revenue for the Eversense Bridge Program, which began in the first quarter of 2019.  We expect that our revenue from global net product sales will increase in the remainder of 2019 and future years as we continue our commercialization efforts.

Cost of sales

Our cost of sales remained consistent at $7.7 million for the three months ended September 30, 2019 and the three months ended September 30, 2018.

Gross profit was $(3.3) million and $(2.6) million for the three months ended September 30, 2019 and 2018, respectively.  The decrease was primarily due to the Eversense Bridge Program gross to net reductions.. Gross profit as a percentage of revenue, or gross margin, was (77)% and (50)% for the three months ended September 30, 2019 and 2018, respectively.  We expect overall gross margin to improve over the long term, as our sales increase, we continue to improve yields, and we have more opportunities to leverage our costs over larger production volumes.

Sales and marketing expenses

Sales and marketing expenses were $11.6 million for the three months ended September 30, 2019, compared to $7.9 million for the three months ended September 30, 2018, an increase of $3.7 million. The increase was primarily due to a $3.0 million increase related to the buildout of the U.S. sales force and a $0.7 million increase associated with commercialization activities to support the U.S. launch of Eversense.  We anticipate that our sales and marketing expenses will decrease in the next year as a result of the implementation of the Restructuring, which we expect will align our efforts with anticipated sales and market opportunities.

Research and development expenses

Research and development expenses were $11.1 million for the three months ended September 30, 2019, compared to $7.4 million for the three months ended September 30, 2018, an increase of $3.7 million. The increase was primarily due to a $3.4 million increase in expenses related to clinical studies, and a $0.3 million increase for salaries and personnel related costs.  We expect to decrease our overall research and development expenses in the next year as the PROMISE trial concludes and we seek U.S. regulatory approval to market the 180-day product.

General and administrative expenses

General and administrative expenses increased $0.3 million to $5.4 million for the three months ended September 30, 2019, compared to $5.1 million for the three months ended September 30, 2018.  The increase was primarily due to increases in software licenses and information technology service fees of $0.2 million and legal fees of $0.1 million.  We expect general and administrative expenses to decrease in the next year as we implement the Restructuring.

Total other income (expense), net

Total other income, net, was $11.9 million for the three months ended September 30, 2019, compared to total other expense, net of $8.9 million for the three months ended September 30, 2018, an increase of $20.8 million. This increase was primarily due to a ($19.2) million decrease in the fair value of the derivative liabilities for the three months ended September 30, 2019, compared to a $7.5 million increase in the 2018 period.  This increase was partially offset by  $3.3 million of fees recognized in connection with the modification of the 2023 Notes, and a $1.3 million increase in interest expense for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2019 and 2018

The following table sets forth our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended
	September 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Revenue, net	$3,678	$1,768	$1,910
Revenue, net - related parties	8,671	9,960	(1,289)
Total revenue	12,349	11,728	621
Cost of sales	23,552	14,889	8,663
Gross profit	(11,203)	(3,161)	(8,042)

Expenses:
Sales and marketing expenses	38,573	17,469	21,104
Research and development expenses	28,688	23,805	4,883
General and administrative expenses	17,321	14,531	2,790
Operating loss	(95,785)	(58,966)	(36,819)
Other income (expense), net:
Interest income	1,556	1,245	311
Loss on extinguishment of debt	(398)	—	(398)
Interest expense	(7,459)	(6,177)	(1,282)
Debt issuance costs	(3,344)	—	(3,344)
Change in fair value of derivative liabilities	26,147	(22,526)	48,673
Other income (expense)	(655)	(226)	(429)
Total other income (expense), net	15,847	(27,684)	43,531

Net loss	$(79,938)	$(86,650)	$6,712

Revenue, net

Our net revenue increased $0.6 million to $12.3 million for the nine months ended September 30, 2019, compared to $11.7 million for the nine months ended September 30, 2018. This increase was primarily due to increased revenue from sales of Eversense in the United States in the nine months ended September 30, 2019 following our U.S. launch in July 2018.

Cost of sales

Our cost of sales increased $8.7 million to $23.6 million for the nine months ended September 30, 2019, compared to $14.9 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $3.4 million for impairment charges for obsolete inventory, including product design changes, an increase of $2.1 million in warranty expense and obligations as a result of the January 2019 amendment of the Roche distribution agreement, and increased volumes shipped to customers, $1.1 million for scrap charges related to product non-conformity at our contract manufacturers, an increase of $1.7 million for salaries and personnel costs associated with manufacturing and supply chain, and an increase of $0.3 million for lab supplies.

Our gross profit was $(11.2) million and $(3.2) million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to the Eversense Bridge Program gross to net reductions, impairment charges for obsolete inventory, and scrap charges.  Gross profit as a percentage of revenue, or gross margin, was (91)% and (27)% in the nine months ended September 30, 2019 and 2018.

Sales and marketing expenses

Sales and marketing expenses were $38.6 million for the nine months ended September 30, 2019, compared to $17.5 million for the nine months ended September 30, 2018, an increase of $21.1 million. The $21.1 million increase was primarily due to a $11.9 million increase in salaries and payroll related costs for additional headcount, an increase of $4.7 million in selling related costs including marketing programs and materials, customer support, travel and trade shows, and an increase of $4.4 million in consulting fees in connection with the U.S. launch and commercialization of Eversense

Research and development expenses

Research and development expenses were $28.7 million for the nine months ended September 30, 2019, compared to $23.8 million for the nine months ended September 30, 2018, an increase of $4.9 million. The increase of $4.9 million was primarily due to an increase of $6.3 million in expenses related to clinical studies, partially offset by a decline of $1.5 million in expenses related to product development efforts at our contract manufacturers.

General and administrative expenses

General and administrative expenses were $17.3 million for the nine months ended September 30, 2019, compared to $14.5 million for the nine months ended September 30, 2018, an increase of $2.8 million. The increase was primarily due to a $1.1 million increase in salaries and personnel related costs for additional headcount,  a $1.0 million increase for occupancy, insurance, consulting fees, and legal fees, and a  $0.7 million increase in software and information technology services costs.

Total other income (expense), net

Total other income, net, was $15.8 million for the nine months ended September 30, 2019, compared to total other expense, net of $27.7 million for the nine months ended September 30, 2018, an increase of $43.5 million.  The change in the fair value of the derivative liabilities of $48.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 included the change in the fair value of the embedded features on the 2025 Notes and 2023 Notes.    This increase was partially offset by $3.3 million of fees recognized in connection with the modification of the 2023 Notes, and a $1.3 million increase in interest expense, for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $79.9 million and $86.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit totaled $437.7 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of September 30, 2019, we had cash and cash equivalents of $130.6 million.

In July 2019, we entered into a Loan and Security Agreement, or the Solar Loan Agreement, with Solar Capital, Ltd. a Maryland corporation, or Solar, pursuant to which we borrowed an aggregate principal amount of $45.0 million, or the Solar Term Loan of which we used $11.6 million of net proceeds to repay in full our existing term loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, and terminate our Amended and Restated Loan and Security Agreement with Oxford and SVB.  Net proceeds from the Solar Term Loan, after the deduction of debt discounts and issuance costs were $34.5 million.

In July 2019, we issued $82.0 million in aggregate principal amount of our 5.25% Convertible Senior Notes due

2025, or the 2025 Notes, to Jefferies LLC as the initial purchaser, who subsequently resold the 2025 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended. We used $37.9 million of the net proceeds from the offering of the 2025 Notes to repurchase $37.0 million aggregate principal amount our outstanding 5.25% convertible senior subordinated notes due 2023, or the 2023 Notes, at a purchase price equal to the principal amount thereof, plus accrued and unpaid interest thereon. Net proceeds from the offering of the 2025 Notes, after the deduction of debt issuance costs, lender fees, and the repurchase of the 2023 Notes were $40.7 million.

In July 2019, pursuant to an underwriting agreement with Jefferies LLC, we closed a follow-on public offering of 26,136,363 shares of our common stock at a price of $1.10 per share, which included the exercise in full by Jefferies LLC of its option to purchase up to 3,409,090 additional shares. We received net proceeds of $26.8 million from the offering, after deducting underwriting discounts and offering expenses.

On June 28, 2018, pursuant to an underwriting agreement with BTIG, LLC, we closed public offering of 38,076,561 shares of our common stock, including BTIG, LLC’s exercise in full of its option to purchase additional shares, at a price of $3.93 per share, or the June 2018 Offering. We received aggregate net proceeds of $149.0 million from the June 2018 Offering.

Our ability to generate revenue and achieve profitability depends on our completion of the development of Eversense and future product candidates and obtaining and maintaining the necessary regulatory approvals for the manufacture, marketing and sales of those products. These activities, including our planned significant research and development efforts, will require significant uses of working capital through 2020 and beyond.

We expect our existing cash and cash equivalents, will be sufficient to fund our operations through the end of 2020. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of clinical and regulatory development of medical devices is costly, and the timing of progress of these efforts is uncertain.

We anticipate that we will continue to incur losses for the foreseeable future. As a result, we anticipate needing additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue and cash flow from operations, we expect to finance our cash needs through a combination of debt financings, equity offerings, and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through debt or the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

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

In connection with the Solar Term Loan Agreement described below, we elected to prepay all Oxford/SVB Term Loans prior to the Maturity Date subject to a prepayment fee equal to 1.00%.

Pursuant to the Amended and Restated Loan and Security Agreement, we also issued to Oxford and SVB10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock with exercise prices of $3.86, $2.38, and $1.86 per share, respectively.

We incurred issuance costs related to the Oxford/SVB Term Loans of approximately $0.6 million that were being amortized as additional interest expense over the term of the Oxford/SVB Term Loans using the effective interest method. The fair value of the stock purchase warrants, which was estimated to be $0.5 million, was recorded as a discount to the Oxford/SVB Term Loans and was also being amortized as additional interest expense over the term of the Oxford/SVB Terms Loans. The remaining unamortized interest expense was written off upon the repayment of the Oxford/SVB Term Loans in July 2019.

We were also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Oxford/SVB Term Loans.  This fee was accrued as additional interest expense over the term of the Oxford/SVB Term Loans and the remainder was recognized as additional interest expense upon the repayment of the Oxford/SVB Term Loans in July 2019.

On July 16, 2019, we entered into the Solar Loan Agreement with the Lenders. Pursuant to the Solar Loan Agreement, on July 25, 2019, we borrowed the Solar Term Loan in an aggregate principal amount of $45.0 million. We used $11.6 million of the Solar Term Loan to repay in full the Oxford/SVB Term Loans and terminate our Amended and Restated Loan and Security Agreement with Oxford and SVB.

Interest on the Solar Term Loan will be payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan will be July 1, 2024, or the Solar Maturity Date. Commencing on August 1, 2021, we will be required to make monthly principal amortization payments; provided that the interest only period may be extended to (i) August 1, 2022 if our product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if our product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension.

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

As of September 30, 2019, the aggregate outstanding principal amount of the 2023 Notes was $15.7 million.

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

If we undergo a fundamental change, such as a merger, sale, greater than 50% ownership change, liquidation, dissolution, or delisting, holders may require us to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such notice of redemption or corporate event. In certain circumstances, we will be required to pay cash in lieu of delivering make whole shares unless we obtain stockholder approval to issue shares.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(101,486)	$(67,097)
Net cash (used in) provided by investing activities	(951)	13,732
Net cash (used in) provided by financing activities	96,224	194,247
Net (decrease) increase in cash and cash equivalents	$(6,213)	$140,882

Net cash used in operating activities

Net cash used in operating activities was $101.5 million for the nine months ended September 30, 2019, and consisted of a net loss of $79.9 million and a net change in non-cash items of $(10.1) million due to the change in the fair value of the derivatives on the 2025 Notes and 2023 Notes, offset by debt issuance fees associated with the modified convertible notes, and stock-based compensation costs, and changes related to operating assets and liabilities of $(11.4) million, mostly related to the build-up of inventory during the third quarter of 2019.

Net cash used in operating activities was $67.1 million for the nine months ended September 30, 2018, and consisted of a net loss of $86.7 million and a net change in operating assets and liabilities of $(10.2) million (consisting of a net increase in accounts receivable, prepaid expenses and other current assets, inventory, and deposits and other assets of $10.4 million, net of an increase in accounts payable, accrued expenses and other current liabilities, accrued interest, and deferred rent of $0.2 million), partially offset by stock-based compensation expense of $7.0 million, an increase in the fair value of derivative liability of $22.5 million, non-cash interest expense of $1.5 million, non-cash interest expense of $2.4 million, and depreciation write-down of the carrying value of our inventory to net realizable value, and net realized gain on marketable securities of an aggregate amount of $0.2 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2019, and consisted primarily of capital expenditures for laboratory and production equipment at our contract manufacturers.

Net cash provided by investing activities was $13.7 million for the nine months ended September 30, 2018 and consisted sales and maturities of marketable securities of $22.4 million, partially offset by purchases of marketable securities of $8.0 million, and capital expenditures of $0.7 million.

Net cash (used in) provided by financing activities

Net cash provided by financing activities was $96.2 million for the nine months ended September 30, 2019, and consisted of net proceeds from the issuance of common stock of $26.8 million, net proceeds of $77.7 million from the issuance of 2025 Notes, net proceeds from the Solar Term Loan of $43.0 million and proceeds from stock option and warrant exercises of $0.1 million, offset by repurchases of $37.0 million of 2023 Notes and repayment in full of $15 million of the Term Loans.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2019. (1)

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2019	2020-2021	2022-2023	2023
Operating lease obligations	$3,715	$206	$1,907	$1,602	$-
Principal payments under Solar Term Loan	45,000	-	6,250	30,000	8,750
Interest payments under Solar Term Loan	13,835	1,021	8,111	4,437	266
Solar note Final fee payment	2,903	-	-	-	2,903
Principal payment under 2023 Notes	15,700	-	-	15,700	-
Interest payments under 2023 Notes	2,885	-	1,649	1,236	-
Principal payment under 2025 Notes	82,000	-	-	-	82,000
Interest payments under 2025 Notes	24,036	-	8,734	8,744	6,558
Total contractual obligations	$190,074	$1,227	$26,650	$61,719	$100,477

(1)

Represents the principal and interest payment schedule for the Solar Term Loan, 2023 Notes and 2025 Notes that were outstanding as of September 30, 2019.  For additional information, see “Liquidity and Capital Resources – Indebtedness.”

Off‑Balance Sheet Arrangements

During three and nine months ended September 30, 2019 we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $130.6 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Additionally, the interest rates on our 2025 Notes and 2023 Notes are fixed. The rate on borrowings under our Solar Term Loan is variable, subject to a minimum floor interest rate. Due to the short-term maturities of our cash equivalents and the minimum interest rate on the Solar Term Loan, an immediate 100 basis point change in interest rates would not have a material effect on our results of operations. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

10.1

Indenture, dated as of July 25, 2019, by and between the Company, the Subsidiary and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

10.2	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1), filed with the Commission on July 29, 2019).

10.3

Second Supplemental Indenture, dated as of July 25, 2019, by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

10.4

Registration Rights Agreement, dated as of July 25, 2019, by and among the Company, the Subsidiary and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

10.5

Loan and Security Agreement among Solar Capital Ltd., the Lenders, Senseonics, Incorporated and the Company dated as of July 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 17, 2019).

10.6

Form of Warrant to be issued pursuant to the Solar Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 17, 2019).

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

+        Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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

SENSEONICS HOLDINGS, INC.

Date: November 12, 2019	By:	/s/Jon Isaacson
Jon Isaacson
Chief Financial Officer
(Principal Financial Officer)