Form 10-K
period 2019-12-31
Senseonics Holdings, Inc.
filed 2020-03-16
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 __________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 28, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $216.5 million based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of March 10, 2020, 204,113,102 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward‑looking, including but not limited to statements about:

•	the timing of, and our ability to obtain and maintain regulatory approval of, Eversense XL in the United States;
•	our ability to maintain regulatory approval of Eversense in the United States;
•	our ability to maintain regulatory approval of Eversense and Eversense XL in Europe;
•	the clinical utility of Eversense;
•	our ability to develop future generations of Eversense;
•	our ability to access our credit facilities in the future;
•	our ability to continue as a going concern;
•	the timing and availability of data from our clinical trials;
•	the timing of our planned regulatory filings;
•	our future development priorities;
•	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
•	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to comply with applicable regulatory requirements;
•	our ability to maintain our intellectual property position;
•	our estimates regarding the size of, and future growth in, the market for Continuous Glucose Monitoring systems;
•	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
•	our estimates regarding our future expenses and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a medical technology company focused on the development and commercialization of  a long-term, implantable continuous glucose monitoring, or CGM, system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our Eversense and Eversense XL CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to 90 and 180 days, respectively, as compared to seven to 14 days for non-implantable CGM systems. We believe that Eversense provides a more convenient method of CGM by providing longer duration, superior accuracy, wireless communication, on-body vibratory alerts, gentle-on-the-skin adhesive patch, data sharing capability, and a removable smart transmitter. The original Eversense CGM system received a CE mark in June 2016, which marked the first approval for the product to be sold within the European Economic Area. Subsequently, the extended life Eversense XL CGM system received its CE mark in September 2017 and is currently available in select markets in Europe, the Middle East, and Africa, or EMEA.  In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system and it is currently available throughout the United States.  In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

Our focus on the development and approval of the extended life Eversense XL to the U.S. market is ongoing and in September 2019, we completed enrollment of the PROMISE 180-day U.S. pivotal clinical trial of Eversense XL with over 180 subjects enrolled across eight clinical sites. We expect to report topline data from the PROMISE trial in the second quarter of 2020.  If the data from the PROMISE trial are positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use for up to 180 days in the United States and expect this approval by the end of 2020.  We also intend to use data from the first 90 days of the PROMISE trial, if positive, to support a regulatory submission to the FDA for an integrated, or iCGM, designation for our current Eversense 90-day system, which the FDA could potentially approve in the second half of 2020. This would allow Eversense to integrate with other compatible medical devices and electronic interfaces, such as automated insulin dosing systems, insulin pumps, and blood glucose meters.

Background

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2019 International Diabetes Federation, or IDF, Atlas, an estimated 463 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to grow to 700 million by 2045, driven primarily by growth in type 2 diabetes and due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas. Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. In the next few years, we expect the growth in sales of CGM systems to be driven primarily by increased penetration of CGM in the type 1 patient population.

In an attempt to maintain blood glucose levels within the normal range, many people with diabetes seek to actively monitor their blood glucose levels. The traditional self-monitoring of blood glucose, or SMBG, method of glucose monitoring requires lancing the fingertips, commonly referred to as fingersticks, multiple times per day and night to obtain a blood drop to be applied to a test strip inside a blood glucose meter. This method of monitoring glucose levels is inconvenient and can be painful and, because each measurement represents a single blood glucose value at a single point in time, it provides limited information regarding trends in blood glucose levels. In contrast, CGM systems are generally less painful and involve the insertion of sensors into the body to measure glucose levels in the interstitial fluid throughout the day and night, providing real-time data that shows trends in glucose measurements.  As a result, CGMs improve glycemic control and quality of life, particularly in patients with type 1 diabetes treated with continuous subcutaneous insulin infusion or multiple daily insulin injection therapy, and support avoidance of hypoglycemia.

Historically, the FDA and other device regulators required that CGMs be labeled and marketed as "adjunctive" to test-strip measurements, with instructions that patients confirm CGM measurements with test-strip measurements using blood obtained from fingersticks prior to self-medicating. However, given the broader clinical indications for the use of CGM systems, including real-time alerts and multi-device integration, the FDA issued the first “non-adjunctive” label in 2016.  In June 2019, an updated Eversense CGM system received a non-adjunctive label from the FDA and can now be used as a replacement to fingerstick glucose testing for treatment decisions.  This non-adjunctive indication also enabled our pathway to access patients on Medicare.

In November 2019, the Centers for Medicare and Medicaid Services, or CMS, finalized a national payment rate for Eversense that was recently published in the calendar year 2020 Physician Fee Schedule Final Rule. The Eversense CGM system will be the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expands access to our product. We expect Medicare beneficiaries to be able to use Eversense as part of their diabetes treatment plan in 2020.

We are headquartered in Germantown, Maryland. The members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Abbott Diabetes Care, Medtronic and Johnson and Johnson. Members of our team have contributed to the development, regulatory approval and commercialization of several glucose monitoring systems and insulin pumps.

Commercial Strategy

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense CGM system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement.  Sales of the Eversense CGM system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

Addressing reimbursement and access barriers is a top priority for us and during 2019 we reached over 100 million covered lives through positive insurance payor coverage decisions.  We launched the Eversense Bridge Program, a patient access program in the U.S. that provides financial assistance to eligible patients whose insurance coverage either does not yet cover Eversense, or in cases where Eversense is covered but the patient’s co-insurance is limiting their ability to adopt Eversense. Participants in the Eversense Bridge Program who do not currently have coverage for Eversense are enrolled in a follow-on appeals program that utilizes patients’ right to appeal to help obtain approval for Eversense beyond the limited financial assistance of the Eversense Bridge Program.  These programs play an important role in our journey to obtain broader payor policy and long-term patient retention.

In the United States, we have a direct sales organization that consists of sales representatives, clinical trainers, customer care, and other specialists to educate, train, and support the patient and healthcare provider in their diabetes management with CGM systems. Our field sales team target endocrinologists in the country who are clinically active and diabetes focused.

In our overseas markets, we entered into distribution agreements that allow third-party collaborators with direct sales forces and established distribution systems to market and promote Eversense XL primarily in the EMEA.  We have an exclusive distribution agreement for sales in Scandinavia and an exclusive distribution agreement with Roche Diabetes Care for sales in the rest of the EMEA, excluding Israel and Scandinavia, and in 17 additional countries, including Brazil, Russia, India, and China, as well as select markets in the Asia Pacific and Latin American regions.  Currently Eversense is available in 15 countries outside of the United States.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

Distribution Agreement with Roche Diabetes Care

On May 24, 2016, we entered into an exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche.  Pursuant to the agreement, as amended, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions.

The distribution agreement has a term through January 31, 2021. Roche is obligated to purchase from us specified minimum volumes of Eversense components at pre-determined prices.

On December 12, 2019, we further amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract.

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

Clinical Development and Regulatory Pathway

Overview

The Eversense XL CGM system received a CE mark in Europe in September 2017 and is being sold commercially in our overseas markets.  Our PRECISE II U.S. pivotal trial was completed during 2016.  We received PMA approval from the FDA for the Eversense system in June 2018 and began selling commercially in the third quarter of 2018.

In September 2019, we announced the enrollment completion for the PROMISE pivotal trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. We are also continuing to conduct a number of post-approval and feasibility studies.

United States Pivotal Trials

PRECISE II Trial

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

The purpose of this clinical trial was to evaluate the accuracy of Eversense measurements, measured by the Mean Absolute Relative Difference, or MARD, when compared with bed-side blood glucose measurements obtained using the YSI glucose analyzer over successive periods of 30 days through 90 days, as well as to assess the safety of Eversense. YSI in vitro analyzers are bed-side instruments used in hospitals and clinics to accurately measure blood glucose levels and are commonly used as comparators of glucose monitoring systems in clinical trials. MARD is a statistical calculation that measures the average absolute value of the differences, expressed as a percentage, between glucose measurements taken from interstitial fluid based on our CGM system and blood glucose measurements from YSI. The lower the MARD of a glucose monitoring system, the more accurate the system and, therefore, the more reliable the system's readings.

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

In the trial, we observed a MARD of 8.8% for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We conducted a second study, the PRECISION study, to collect supplementary data early in sensor life with two additional in-clinic visits in the first 30 days after insertion.  Study participants were able to see their real-time glucose readings during this study.  The accuracy and safety observed in PRECISE II was confirmed in this study.  In addition, the data from PRECISE II study was also analyzed using an updated glucose calculation algorithm which improved the MARD to 8.5%.  Based on the data from both of these trials, we submitted a PMA application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the Eversense system. We are distributing the Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

PROMISE Trial

In December 2018, we began enrollment for the U.S. 180-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to 180 days using the methods described above for the 90-day system. Over 180 subjects were enrolled in eight centers across the United States. We completed enrollment in September 2019 and expect to report topline data in the second quarter of 2020. If the data from the PROMISE trial are positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use for up to 180 days in the United States.  We expect such approval will happen by the end of 2020.  We also intend to use data from the first 90 days of the PROMISE trial, if positive, to support a regulatory submission to the FDA for an iCGM designation for our current Eversense 90-day system, which the FDA could potentially approve in the second half of 2020.

The clinical trial population consists of subjects at least 18 years of age who have had a clinically confirmed diagnosis of diabetes for at least one year. Subjects with a history of unexplained severe hypoglycemia, defined as hypoglycemia resulting in loss of consciousness or seizure, or diabetic ketoacidosis, in the six months prior to the trial were excluded from participation in the clinical trial. After screening, sensor(s) were inserted and accuracy measurements were taken at multiple visits during the first 30 days and then every 30 days to 180 days post-insertion or until sensor failure, if earlier than 180 days post-insertion.

Our Technology

Eversense consists of three primary components: a small sensor inserted subcutaneously under the skin by a healthcare provider; an external removable smart transmitter that receives, assesses and relays data from the sensor and provides vibratory alerts; and a mobile app that receives data from the transmitter and provides real-time glucose readings, alerts and other data on the person's mobile device. All of these components work together to provide sensor glucose values, trends and alerts to a user's mobile device within 20 milliseconds. We have designed this reliable, long-term and implantable CGM system to continually and accurately measure a person's glucose levels for up to 180 days. Eversense requires twice daily fingerstick calibrations. In June 2019, we received FDA approval for the non-adjunctive indication for the Eversense system. With this approval, the Eversense system can now be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions and was launched in December 2019.

We believe our implantable CGM system offers the following advantages to support the management of diabetes:

•	Accuracy: Exceptional accuracy particularly in the low glucose range throughout the sensor life.
•	Duration: Longest available sensor duration at 90 to 180 days.
•

Convenience: Our Eversense CGM system supports the patient’s lifestyle; the smart transmitter is water resistant, rechargeable and can be removed and replaced without disturbing the sensor, strong but gentle-on-skin adhesive patches, wireless communication to patient’s mobile device or Apple Watch ®, including readings every five minutes whether the patient has their mobile device or not, remote monitoring that can be shared with up to five people, including health care providers, and tracking of meals and workouts for further diabetes treatment management.

•

Vibe Alerts: Added safety of an on-body vibration alert when low or high glucose threshold is reached, or importantly before low or high threshold is reached, even when the mobile device is not nearby.

•	Continuous Support: Patient and healthcare provider hotline support 24/7.

Sensor

The sensor is approved to be inserted under the skin, in the upper arm, and measures the glucose in the interstitial fluid. These glucose levels are then communicated wirelessly to the smart transmitter. We have designed the sensor to last up to 180 days, as compared to other currently available CGM sensors labeled for use for between seven and 14 days.

The sensor consists of an optical system, known as a micro-fluorometer, encased in a rigid, translucent polymer capsule, which is 3.3 mm in diameter and 15 mm in length. The capsule is coated with a glucose-indicating hydrogel that is bound to the surface of the capsule through polymerization. This hydrogel is energized, or excited, by a light-emitting diode, or LED, contained in the optical system of the sensor, causing the hydrogel to fluoresce, or glow. Two photodiodes within the optical system of the sensor measure the degree of fluorescence of the hydrogel, which is proportional to the level of glucose present in the interstitial fluid. The sensor then communicates the amount of fluorescence via a near field communication, or NFC, interface to the transmitter. NFC is a high frequency wireless communication technology that enables the exchange of data and energy between devices over a short range. The sensor does not have a power source and remains electrically dormant (powered off) between readings every five minutes, and it is remotely and discretely powered, as needed, by an inductive NFC link between the sensor and the transmitter. On power-up, the LED source is energized for approximately five milliseconds to excite the hydrogel.

Smart Transmitter

The removable smart transmitter is a rechargeable, external device that is worn over the sensor implantation site using a daily adhesive patch. The transmitter supplies wireless power to the sensor through an inductive NFC link, which activates a measurement sequence every five minutes. The transmitter then receives data from the sensor and calculates glucose concentrations and trends. Based on these calculations and on the user's individual settings for glucose levels, the transmitter determines if an alert condition exists, in which case the transmitter communicates the condition to the user through the mobile app and through on-body vibration. The information from the transmitter is also transmitted for display to the user's mobile device via Bluetooth Low-Energy, or BLE. Our transmitter is functional for at least 24 hours following a full charge and can be fully charged in fifteen minutes.

Mobile App

Our mobile app is a software application that runs on both platforms; iOS mobile devices, including iPhones, iPads and Apple Watches, and Android mobile devices. The mobile app receives information from the transmitter via BLE and displays that information discreetly to the user. This user-friendly, intuitive app provides real-time glucose readings, alerts, trends, and graphs. Within the mobile app, users can set alerts based on, among other things, glucose levels. The mobile app also allows for cloud-based storage.

Future Product Development

We intend to continue to expand our line of product offerings to benefit people with diabetes and healthcare providers. We expect these product development initiatives to include system modifications and next generation enhancements that we believe will further increase the convenience and appeal of our products to the diabetes community.

We are focusing our future development efforts on enhancing current product by offering an iCGM for interoperability with other diabetes tech devices for use in automatic insulin delivery and decision support systems. Additional near-term efforts include reducing the twice daily calibrations to once a day calibration, and further progressing to once a week calibration.  Our next generation sensor under feasibility testing now is designed to extend the sensor duration even longer at up to 365 days.  We expect the next generation sensor to support our goal of extending the market for long-term implantable CGM to include Type 2 patients not on intensive insulin therapy.  We are also developing our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, or FCM, in an implantable sensor that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter.  We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst intensively managed patients and their healthcare providers.  Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure.  Our clinical training team works directly with healthcare providers across the United States beginning with their initial training through full certification status.  In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients.  In the second half of 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist, or CES, network.  This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist.  We have seen a strong desire of these specialists to become a CES as well as the willingness of the prescribing provider to refer the procedure to a CES, and we expect this program to be instrumental to ensuring patients have convenient and high quality placement of the Eversense sensor.

We launched our “Be Unstoppable” campaign in June 2019 targeting current and former CGM users as well as naïve CGM users.  Through digital marketing, we are able to create interests amongst patients and these leads are then converted to prescriptions and purchases.  We continue to utilize social media to promote user experience with the product and we participate in major diabetes conferences around the world to create continued awareness amongst endocrinologists, diabetologists, diabetes educators, researchers, and the managed care community.

As people with diabetes often consult with their healthcare providers about treatment options, we believe that educating healthcare providers regarding the benefits of Eversense compared to SMBG and other currently available CGM systems is an important step in promoting its use in people with diabetes. Our European experience and our feedback in the United States indicates healthcare providers highly value the accuracy and sensor duration of our CGM system and the majority of physicians surveyed considered the insertion process to be fairly simple or feasible. We intend to continue educating healthcare providers and people with diabetes on the advantages of Eversense compared to SMBG and other currently available CGM systems.

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, we have received positive reimbursement decisions from U.S. third-party payors that cover approximately 120 million people in the United States.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Our reimbursement programs and patient appeals support, including the Eversense Bridge Program, are key initiatives to expanding payor policy and acceptance through case by case review and eventual denial overturn.  This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense.

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

Manufacturing and Quality Assurance

We currently outsource the manufacturing of all components of the Eversense system to contract manufacturers across North America and Europe. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. Our contract manufacturers are all recognized in their field for their competency to manufacture the respective portions of our system and have quality systems established that meet FDA and, to the extent required, international regulatory requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our requirements. We believe that, as we increase our demand in the future, our per unit costs will decrease materially.

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

Typically, our outside vendors produce the components to our specifications and in many instances to our designs. Our suppliers are audited periodically by our quality department to ensure conformity with the specifications, policies and procedures for our devices. We believe that, if necessary, alternative sources of supply would be available in a relatively short period of time and on commercially reasonable terms. Most of the raw materials we use in our manufacturing operations are available from more than one source. However, we obtain certain raw materials principally from only one source. In the event one of these suppliers was unable to provide the materials or product, we generally seek to maintain sufficient inventory to supply the market until an alternative source of supply can be implemented. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.

Competition

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We compete with well-capitalized companies, some of which are publicly traded, that manufacture CGM systems including Dexcom, Medtronic and Abbott. Each of these companies has received approval from the FDA to market their respective CGM system. Dexcom’s CGM system was the first CGM system to be approved by the FDA for marketing as a non-adjunctive device, and Abbott’s Freestyle Libre was also approved for non-adjunctive use. Both Dexcom (G6) and Abbott (Freestyle Libre) systems have factory calibration, and do not require user calibration.

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 to be interoperable with other diabetes tech devices such as insulin pumps.  As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. We expect all other CGM companies besides Dexcom to pursue an iCGM indication including Abbott and Medtronic.

In addition to CGM providers, we also compete with providers of SMBG systems. Three companies currently account for a substantial share of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; Abbott; and Ascensia Diabetes Care Holdings AG.

We may also compete with companies who are developing real-time intermittent sensing devices, low cost transcutaneous CGM systems, fully implantable CGM devices and non-invasive CGM system to measure a user's glucose level. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

Although we face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages. The key competitive factors affecting the success of Eversense are accuracy, duration, convenience, alert functionality, and customer support.

Many of the companies which we compete with have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of December 31, 2019, we held a total of approximately 579 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 73 issued United States patents, 290 patents issued in countries outside the United States and 216 pending patent applications worldwide. Our patents expire between 2020 and 2036, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2039.

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

Trademarks

We have no pending U.S. trademark applications and 26 pending foreign trademark applications, as well as 14 U.S. trademark registrations and 103 foreign trademark registrations.

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

Government Regulation

The Eversense system is a medical device subject to extensive and ongoing regulation by the FDA, CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company's business operation, including research activities, product development, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, preclinical and clinical testing, premarket clearance or approval, product manufacturing, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA's Quality System Regulation, or QSR, contained in 21 CFR Part 820, and Directive 90/385/EEC concerning active implantable medical devices, as amended.

Regulation by the FDA

The FDA classifies medical devices into one of three classes according to the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. The Eversense System is a Class III device and subject to pre-market approval application under section 515 of the FDCA in order to obtain a marketing approval. A PMA application must be supported by valid scientific evidence that typically includes extensive technical, preclinical, clinical, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information.

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

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies.  These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions.  As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

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

The European Union, or EU, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives, or Essential Requirements, and, accordingly, can be commercially distributed throughout the EU. To assist manufacturers in satisfying the Essential Requirements, the European standards organizations have prepared European standards applicable to medical devices. These include harmonized international quality standards aimed at ensuring that medical devices are correctly designed and manufactured. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a "Notified Body." Notified Bodies are entities licensed (‘notified’) by the individual European member states to provide independent certification of certain classes of medical device. They apply for and are designated to carry out this function by the relevant national competent authorities, which carry out periodic assessment audits to determine whether the Notified Bodies continue to satisfy the necessary requirements. A conformity assessment conducted by a Notified Body may consist of an audit of the medical device manufacturer's quality system and specific testing of the manufacturer's product to ensure that the medical device complies with the Essential Requirements. Once the appropriate conformity assessment procedure has been completed, the manufacturer must draw up a written declaration of conformity and affix the CE mark to the device. The device can then be marketed throughout the European Economic Area (being the EU, Norway, Iceland and Liechtenstein) or EEA. Notified Bodies perform surveillance and unannounced audits at the manufacturer and critical suppliers with respect to the devices covered by the certificates issued by them. If non-conformities raised during the audits are not timely remedied by the manufacturer, the Notified Body may (partially or wholly) suspend or withdraw the certificate concerned. Additional local requirements may apply on a country-by-country basis. Outside of the

European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our products.

All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

In May 2017, the European Commission finalized and adopted the text of the Medical Device Regulation (EU) 2017/745, or the EU Medical Device Regulation, which will repeal and replace both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. The majority of the provisions in the EU Medical Device Regulation apply from Spring 2020. The current CE certificate will continue to be in effect, while the Company works to ensure compliance with the EU Medical Device Regulation and transitions the CE certificate from current 90/385/EEC Directive to MDR.

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

•	voluntary and mandatory device recalls addressing problems when a device is defective and could be a risk to health; and
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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will however only become applicable three years after publication in May 2020. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we design and manufacture products and the way we conduct our business in the EEA.

In the European Union (and, specifically the European Economic Area) (EU/EEA), the General Data Protection Regulation (2016/679), or GDPR, went into effect on May 25, 2018 and replaced Directive 95/46/EC (the EU Privacy Directive). The GDPR applies to personal data about identified or identifiable data subjects processed by automated means and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for certain categories of infractions that constitute significant non-compliance. The GDPR includes more stringent operational requirements for data processors and data controllers and creates additional rights for data subjects. Additionally, in January 2020, the United Kingdom withdrew from the European Union, commonly referred to as “Brexit”. The implications of Brexit and the future trading relationship between the United Kingdom and the EU are still uncertain and could lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019. While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Additionally, California recently enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for new causes of action for data breaches. As currently written, the CCPA could impact our business activities and is an example of the type of activity in an evolving regulatory environment related to personal data and protected health information that could continue to affect our operations.

Fraud and Abuse Laws

In addition to FDA restrictions, there are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by significant criminal, civil, and administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

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

Healthcare Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example. in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

Brexit and the Regulatory Framework in the United Kingdom

On January 31, 2020, the United Kingdom, or UK, formally withdrew from the EU, commonly referred to as “Brexit”. The United Kingdom and the EU are currently in a transition period during which the United Kingdom and the EU are negotiating additional arrangements, including their future trading arrangement.  The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.  During the transition period, the UK and the EU will negotiate their future relationship, including the terms of trade. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during the transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us. Several of our contract manufacturers are located in the UK. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results. In the longer term, Brexit could materially impact the future regulatory regime which applies to medical devices and their approval in the UK.

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

Employees

As of December 31, 2019, we had 191 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In connection with the Acquisition, we reincorporated in Delaware and changed our name to Senseonics Holdings, Inc. Upon the closing of the Acquisition, Senseonics, Incorporated merged with a wholly owned subsidiary of ours formed solely for that purpose and became our wholly owned subsidiary.

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

Since our inception, we have incurred significant net losses, including net losses of $115.5 million, $94.0 million, and $59.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $473.3 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States and Eversense and Eversense XL in Europe, the Middle East, and Africa (EMEA).

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability to:

•	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
•	develop and introduce future generations of Eversense in a timely manner;
•	offer products at a price that is competitive with other products then available;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
•	obtain coverage and adequate reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and
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

Eversense is an implantable medical device in the clinic setting and thus follows a different reimbursement path when compared to the current CGM class.  Some payors will adopt a payment methodology that will bundle payment of device and procedure back to the implanting clinic.  Other payors may choose to reimburse device and procedure separately.  Without a Category 1 code to define the payment process, there will be some heterogeneity in this process.  Given this heterogeneity, we will have to work closely with certified clinics to keep abreast of which process to follow and what to expect.  This will be disruptive to some clinics and could delay product uptake until the process of payment becomes more homogenous and well defined for clinics to follow.  Until a steady state is reached, delays in processing and clinic operating coordination could result in the loss of sales, which could negatively affect our business, financial condition and operating results.

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

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we provide financial assistance to eligible patients purchasing Eversense, which may be substantial depending on a patient’s insurance coverage. We also assist patients in their appeal of adverse coverage decisions made by insurance providers. We may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in this access program. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers.

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

Another key element of our business strategy is utilizing market research to understand how people with diabetes are seeking to improve their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed Eversense. However, our market research is based on interviews, focus groups and online surveys involving people with intensively managed diabetes, their caregivers and healthcare providers that represent only a small percentage of the overall intensively managed diabetes market. As a result, the attributes we incorporated into the Eversense system may not be reflective of what is desired by the various constituents in the diabetes market. Consequently, our estimates of our future market share and penetration may not be accurate and our sales may be less than estimated.

We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than we have, our sales and operating results may be negatively affected.

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We compete with well-capitalized companies, some of which are publicly traded, that manufacture CGM systems including Dexcom, Medtronic and Abbott. Each of these companies has received approval from the FDA to market their respective CGM system. Dexcom’s CGM system was the first CGM system to be approved by the FDA for marketing as a non-adjunctive device, and Abbott’s Freestyle Libre was also approved for non-adjunctive use. Both Dexcom (G6) and Abbott (Freestyle Libre) systems have factory calibration, and do not require user calibration.

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 to be interoperable with other diabetes tech devices such as insulin pumps.  As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. We expect all other CGM companies besides Dexcom to pursue an iCGM indication including Abbott and Medtronic.

In addition to CGM providers, we also compete with providers of SMBG systems. Three companies currently account for a substantial share of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; Abbott; and Ascensia Diabetes Care Holdings AG.

In addition to CGM providers, we also compete with providers of traditional SMBG systems, including Roche Diabetes Care, a division of Roche Diagnostics; Abbott; and Ascensia Diabetes Care Holdings AG. There are also a number of academic and other institutions involved in various phases of our industry's technology development.

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

Our distribution agreements to market Eversense may not be successful.

We have entered into distribution agreements with strategic fulfillment partners in the United States and with distributors in our overseas markets, including our distribution agreement with Roche, to market Eversense in Europe, the Middle East, Africa (EMEA), excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China. Under these agreements, the distributors are generally responsible for the promotion, sale and distribution of Eversense in the specified countries or territories at such prices as they determine in their sole discretion.  The agreements do not require our distributors to sell our products exclusively, and therefore they are free to sell products of our competitors. Additionally, if any of our distributors fail to perform satisfactorily under the agreements, our commercialization efforts would be adversely affected.

Net revenue from our distribution arrangement with Roche accounted for 77% of our total net revenues for the year ended December 31, 2019.  Net revenue from our distribution arrangement with Advanced Diabetes Supply, a strategic fulfillment partner and supplier of CGM systems to diabetic patients in the United States, accounted for 12% of our total net revenues for the year ended December 31, 2019.  We cannot guarantee these relationships, or any of our distribution agreements, will continue or that we will be able to maintain or increase the volume of sales from these relationships in the future.  A substantial decrease or loss of sales from our distributors, including Roche and Advanced Diabetes Supply, could materially impact future operating results.

Our sales and marketing infrastructure may not be successful in commercializing Eversense in the United States.

To achieve commercial success in the United States for Eversense, we will need to rely on and expand our sales and marketing infrastructure to further drive adoption of our products and market penetration. If we are unable to attract and retain sufficient, and skilled, sales and marketing representatives, our sales could be adversely affected. If one of our sales or marketing representatives were to depart and be retained by one of our competitors, they could help competitors solicit business from our existing customers, which could further harm our sales. In addition, if our sales and marketing representatives or field clinical managers fail to achieve their objectives we may not be able to successfully train healthcare providers and people with diabetes on the use of Eversense, which could delay new sales and harm our reputation.

As we commercialize Eversense or future versions of Eversense, we will need to hire, train, retain and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as diabetes treatment techniques and technologies and reimbursement practices. Our success will depend largely on the competitive landscape for our products and the ability of our personnel to obtain access to healthcare providers, educate those healthcare providers on the benefits of Eversense with the hope that they will recommend Eversense to people who intensively manage their diabetes, and navigate commercial third-party payor policies.

We anticipate that we will derive nearly all of our U.S. revenue from the sales of Eversense or future versions of Eversense and that this will continue for the next several years. As a result, our financial condition and operating results will be highly dependent on the ability of our sales representatives and marketing initiatives to adequately promote, market and sell Eversense. If we are unable to establish and expand our sales and marketing capabilities, or if our marketing programs are not successful, we may not be able to effectively commercialize our existing or planned products, or enhance the strength of our brand, either of which could impair our projected sales growth and have an adverse impact on our business.

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

We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results.

We do not have any manufacturing facilities or direct manufacturing personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of Eversense for commercial sale and development of future CGM products. Our business strategy depends on our third-party manufacturers' ability to manufacture Eversense in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our reliance on the manufacturing capabilities of our third-party manufacturers, including:

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

These risks are likely to be exacerbated by our limited experience with Eversense and its manufacturing process. As demand for our products increases, our third-party suppliers will need to invest additional resources to purchase components, hire and train employees, and enhance their manufacturing processes. If our manufacturers fail to increase production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. Further, we may be required to fund capital investments at our third-party suppliers to support increased production capacity.  In addition, although we expect some of our future versions of Eversense to share product features and components with our current Eversense and Eversense XL versions, manufacturing these future versions of Eversense may require the modification of production lines, the identification of new manufacturers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these future versions of Eversense commercially viable.

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

We generally use a small number of suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Generally, we do not have long-term supply agreements with our suppliers, and, in many cases, we make our purchases on a purchase order basis. Under most of our supply and manufacturing agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to sell us or to manufacture for us any given quantity of components or products. As a result, our ability to purchase adequate quantities of components or our products may be limited, and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, or product discontinuations. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant "last time" purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high-quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver components at the level our business requires could disrupt the manufacturing of our products and limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

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

Each of our third-party suppliers operates at a facility in a single location and substantially all of our inventory of component supplies and finished goods is held at these locations. We, and our suppliers, take precautions to safeguard facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, health epidemic, such as the coronavirus, fire or flood, could damage or destroy equipment or our inventory of component supplies or finished products, cause substantial delays in our operations, result in the loss of key information, or cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our or our suppliers' facilities could harm our business, financial condition and operating results.

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

Eversense or future versions of Eversense may contain undetected errors or defects. Disruptions or other performance problems with Eversense or future versions of Eversense, including our sensors not lasting for the full approved duration of use, may harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to increased warranty and liability claims for damages related to errors or defects in Eversense or future versions of Eversense. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of Eversense could harm our business and operating results. This risk exists even if a device is cleared or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Any side effects, manufacturing defects, misuse or abuse associated with Eversense or future versions of Eversense systems could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits.

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

While we currently maintain product liability insurance covering claims up to $10.0 million per incident, we cannot assure you that such insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing such insurance coverage in the future.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage patient requisitions and data, customer service cases and replacement obligations, marketing data, accounting and financial functions, inventory and order management, product quality records, research and development data, and technical support functions. Despite our security measures, our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our data management application and a variety of our software systems, including the software in our smart transmitter, are hosted by third-party service providers whose security and information technology systems are subject to similar risks, which could be subject to computer viruses or hacker attacks or other failures. If our or our third-party service provider's security systems are breached or fail, unauthorized persons may be able to obtain access to sensitive data. If we or our third-party service providers were to experience a breach compromising sensitive data, our brand and reputation could be adversely affected, and the use of our products could decrease.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

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

We intend to increase our operating expenses in connection with the expanded commercialization of Eversense, growth of our sales and marketing infrastructure and programs, our ongoing research and development activities, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our financial performance and operating results will be adversely affected.

Our future capital needs are uncertain and we may need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations. As a result, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report.

At the time of issuance of our consolidated financial statements for the year ended December 31, 2019 in this Annual Report on Form 10-K, we did not have sufficient cash to fund our operations through the next twelve months without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those consolidated financial statements. At December 31, 2019, we had approximately $95.9 million in cash and cash equivalents, and we have insufficient committed sources of additional capital to fund our operations as described in this Annual Report for more than a limited period of time. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the first quarter of 2021.

The continued growth of our business, including the commercialization of our CGM systems, potential regulatory submission to the FDA for Eversense XL in the United States, product development and product upgrades, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our expectations. As a result, we may be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

As a result of these and other factors, we do not know whether and the extent to which we may raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

If we are unable to raise additional capital in the near team, we may not be able to successfully expand the commercialization of our Eversense CGM systems, enhance Eversense or develop future versions of Eversense, take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Moreover, we may be unable to meet our obligations, or obtain a waiver for noncompliance with our obligations, under the convertible senior subordinated notes due 2023, or the 2023 Notes, and the convertible senior subordinated notes due 2025, or the 2025 Notes, and our a Loan and Security Agreement, or the Solar Loan Agreement, with Solar Capital, Ltd., or Solar, or other agreements, which could result in an acceleration of our obligation to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Any of these events could adversely affect our ability to achieve our strategic objectives, which could negatively effect on our business, financial condition and operating results.

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

Covenants under the Solar Loan Agreement and the indentures related to the 2023 Notes and the 2025 Notes may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

The Solar Loan Agreement has specified financial covenants related to our liquidity and trailing six-month revenues and the Solar Term Loan and other obligations under the Solar Loan Agreement are secured by substantially all of our assets. Although we were in compliance with the financial covenants as of January 31, 2020 (the last month end for which we have completed our procedures to confirm covenant compliance as of the date of this filing),, based upon our current expectations for the remainder of the first quarter of 2020, we expect that we will not be in compliance with the trailing six-month revenue covenant as of March 31, 2020 and that, absent a waiver or amendment to the terms of the Solar Loan Agreement, we would likely remain in noncompliance with the trailing six-month revenue covenant for the foreseeable future thereafter.  Therefore, if we are not able to obtain a waiver of such default by Solar, it is possible that our outstanding indebtedness under the Solar Loan Agreement and the 2025 Notes could be accelerated and become immediately due and payable. If this were to occur, based on our current capital resources, we would not be able to satisfy such indebtedness without raising additional capital from other sources, which may not be available on commercially reasonable terms or at all.  If we were unable to raise such capital to satisfy these obligations, we could be required to sell assets, potentially liquidate our business or be forced into bankruptcy, any of which would have a material adverse effect on the value of our common stock.

In addition, the indentures related to the 2023 Notes and the 2025 Notes and the Solar Loan Agreement contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

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

The Solar Term Loan bears interest at variable interest rates based on USD London Inter-bank Offered Rate, or LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority, the authority that regulates the London Inter-bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Solar Term Loan bears interest based on USD LIBOR. As a result, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

We incur some of our expenses and derive revenues from Eversense XL in currencies other than the U.S dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Therefore, for example, an increase in the value of the U.S. dollar against the euro or the British pound could have a negative impact on our revenue and earnings growth as euro and British pound revenue and earnings, if any, are translated into U.S. dollars at a reduced value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

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

While we have completed our initial pivotal trials in Europe and the United States, we are and may need to conduct future clinical trials in order to develop new versions of our system or to comply with requirements for post-approval studies. For example, in December 2018 we initiated the PROMISE pivotal trial to support a future PMA supplement for 180-day use of the Eversense sensor in the U.S. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, Nick Tressler, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, Fran Kaufman, our Chief Medical Officer, and Mirasol Panlilio, our Vice President and General Manager, Global Commercial Operations, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain "key person" insurance for any of our executives or employees.

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

As of December 31, 2019, we had 191 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, regulatory affairs and sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Additionally, we have and may undertake cost reduction plans, which may include reorganization of our workforce.  These actions could disrupt the employee base, our ability to attract and retain qualified personnel, or cause other operational and administrative inefficiencies.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2019, we held a total of approximately 579 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 73 issued United States patents, 290 patents issued in countries outside the United States, and 216 pending patent applications worldwide. Our patents expire between 2020 and 2036, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2040. We are also seeking patent protection for our proprietary technology in

Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have no pending U.S. trademark applications and 26 pending foreign trademark applications, as well as 14 U.S. trademark registrations and 103 foreign trademark registrations.

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

We rely on our trademarks and trade names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. For example, we have two pending applications in the United States for the "Eversense" trademark. We cannot assure you that our trademark applications will be approved in a timely manner or at all. Third parties also may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management's attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially material. The occurrence of any of these events may harm our business, financial condition and operating results.

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

Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.

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
•

attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, and if available, may be non-exclusive, thereby giving our competitors access to the same technology.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenues. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the regulatory agency or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by such regulatory agencies. For example, in September 2019 we voluntarily initiated a recall of Eversense Sensors that had not yet been implanted, due to premature loss of function due to inadequate hydration of the sensor’s glucose-sensing surface.  This recall, as well as any of the above sanctions, could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and operating results.

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

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Our third-party suppliers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our third-party distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in September 2019 we voluntarily initiated a recall of Eversense Sensors that had not yet been implanted, due to premature loss of function due to inadequate hydration of the sensor’s glucose-sensing surface.  Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner.

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

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-money-laundering laws, as well as export control laws, customs laws, sanctions laws and other laws governing our future global operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our current and future global operations will expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

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

Although we will not provide healthcare services, submit claims for third-party payor reimbursement, or receive payments directly from government health insurance programs or other third-party payors for Eversense, we are subject to broadly applicable federal, state, and foreign healthcare laws, including health care fraud and abuse and health information privacy and security laws, which could adversely impact our business. Such healthcare laws potentially applicable to our operations include:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with regarding the privacy, security and transmission of such individually identifiable health information;

•

federal "sunshine" requirements imposed by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Education Reconciliation Act of 2010, or collectively, the PPACA, on device manufacturers regarding the annual reporting to the Centers for Medicare and Medicaid

Services, or CMS, of any "transfer of value" made or distributed to physicians, as defined by such law, and teaching hospitals. Failure to timely submit required information may result in significant civil monetary penalties;

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

•

the California Consumer Privacy Act, or CCPA, that creates new individual privacy rights for consumers (which is broadly defined) and places increased privacy and security obligations on entities handling certain personal data; and

•

foreign data privacy regulations, such as the European General Data Protection Regulation (EU) 2016/679, or GDPR, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

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

Our activities, including our research, sales and marketing, and patient reimbursement support activities, may be subject to scrutiny under these laws.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including significant civil, criminal, and administrative penalties, damages, fines, disgorgement of profits, imprisonment, exclusion from governmental health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, would be costly and time-consuming.

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

Eversense is currently labeled as non-adjunctive; however twice daily fingerstick calibrations are still required.  We have no control over whether patients adhere to labeling instructions and confirm blood glucose levels to ensure calibration with Eversense.  If a patient fails to do so and has an adverse reaction to self-medication, the patient might make a claim against us. While we do not believe that, as a general matter, such a claim would have merit, the possibility of an adverse result to the manufacturer cannot be dismissed, and in any event we could incur significant defense costs. Also, if there should be widespread off-label use of our system by patients, and resulting adverse medical events, the FDA or other regulatory bodies might require us, to implement additional measures to reduce off-label use, which could be costly or reduce adoption of Eversense.

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

While a goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the PPACA was enacted in March 2010. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the PPACA:

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

There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance and delaying the implementation of certain PPACA-mandated fees. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well.  It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

At this time, we cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they, or the PPACA, may have on our business and operations, and any of these impacts may be adverse on our operating results and financial condition.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.

After significant negotiation between the United Kingdom and the EU, the United Kingdom withdrew from the EU on January 31, 2020 and there is currently a transition period during which the United Kingdom and EU negotiate additional arrangements, including their future trading terms.  The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.

The uncertainties regarding the United Kingdom’s future relationship with the EU, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets. In particular, depending on what terms are agreed between the United Kingdom and the EU, if any, it could lead to a period of considerable uncertainty in relation to global financial and banking markets, as well as on regulatory processes in Europe and the EEA. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in all markets, increase costs, depress economic activity and restrict access to capital.

If the United Kingdom and the EU are unable to negotiate acceptable future trading terms or if other EU countries pursue withdrawal, barrier-free access between the United Kingdom and other EU or EEA countries could be diminished or eliminated, which could make our doing business in the EU more difficult. As a result of Brexit, we may face disruptions in our supply chain, inventory management, manufacturing process and product distribution network, which could adversely affect our business and results of operations. Moreover, Brexit may also lead to new regulatory costs and challenges that could have a material adverse effect on our operations.

Risks Related to our Common Stock

Because our stock price has and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 through December 31, 2019, the closing sale price of our common stock has been as low as $0.83 per share and as high as $3.27 per share. The market price of our common stock may be influenced by many factors, including:

•	analyst coverage, recommendations or changes in their estimates of our financial performance;
•	future announcements about us or our competitors, including the results of technological innovations or new commercial products;
•	clinical trial and topline data results;
•	depletion of our cash reserves;
•	sale of equity securities or issuance of additional debt;
•	announcement by us of significant strategic partnerships, capital commitments or acquisitions;
•	changes in government regulations;
•	impact of competitor successes;
•	developments in our relationships with our collaboration partners;
•	announcements relating to health care reform, legislation and reimbursement levels, including third-party payor coverage decisions;
•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
•	regulatory actions;
•	litigation;
•	public concern as to the safety of our products or recalls; and
•	the other factors described in this Risk Factors section.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plan, upon the conversion of our convertible senior subordinated notes or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 450,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including by conversion of our convertible notes in certain circumstances, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our GAAP operating results could fluctuate substantially due to the accounting for the embedded conversion option, interest make-whole provision and make-whole fundamental change provision features of the notes.

Our convertible senior subordinated notes contain certain embedded features that require bifurcation of the embedded conversion option along with the fundamental change make-whole provision, interest make-whole provision, and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

ASC 815 requires companies to bifurcate certain embedded derivatives from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We utilize a third-party valuation expert and the binomial option pricing method to determine the fair value of the derivative instruments at each reporting date using inputs based on recent trading prices (Level 2) and other observable inputs, including our common stock price, implied volatility, interest rates and credit spreads, or unobservable inputs (Level 3) where there is an absence of recent trading prices.

We cannot predict the effect that the accounting for the notes and the associated fluctuations in the fair value of the embedded features will have on our future GAAP financial results, the trading of our common stock and the trading price of the notes, which could be material.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and variable consideration, reserves for inventory obsolescence and warranties, stock-based compensation, embedded features of our senior convertible notes and income taxes.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our debt agreements, we are precluded from paying any cash dividends. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

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

 Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404 (b) of the Sarbanes-Oxley Act, we identified a material weakness in our internal control over financing reporting during the fourth quarter of 2019 related to inventory controls.  This was successfully remediated during the same quarter of 2019.  As a result, we have no material weaknesses in our internal control over financial reporting at December 31, 2019, which aligns with our independent registered public accounting firm’s attestation report included elsewhere in this Annual Report on Form 10-K, which is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting that existed at the reporting date.  While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE American, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. Securities or industry analysts may elect not to initiate or continue to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common stock. Even if we have securities or industry analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

At December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $419.2 million and had research and experimental credit carryforwards of $9.4 million. NOL carryforwards in the amount of $199.5 million will expire in varying amounts between 2020 and 2038. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-

year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We will incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we have incurred, and will continue to incur, significant additional legal, accounting and other costs, particularly now that we have ceased to be an “emerging growth company.” These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE American, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of leased office space in Germantown, Maryland pursuant to a lease that expires in 2023. We have an option to renew the lease for one additional five‑year term. Additionally, on July 31, 2019, we entered into a new non-cancellable operating sub-lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019, and expiring in 2023. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Stockholders

As of March 10, 2020,  we had 204,113,102 shares of common stock outstanding held by 185 holders of record.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Consolidated Financial Data

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2019 and is derived from our audited financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue, net	$4,924	$2,039	$529	$—	$—
Revenue, net - related parties	16,377	16,874	5,844	332	38
Total revenue	21,301	18,913	6,373	332	38
Cost of sales	40,749	27,059	9,758	660	—
Gross profit	(19,448)	(8,146)	(3,385)	(328)	38

Expenses:
Sales and marketing expenses	49,555	27,730	6,857	2,736	792
Research and development expenses	38,430	31,863	30,735	26,347	18,251
General and administrative expenses	23,229	19,839	15,336	13,022	9,807
Operating loss	(130,662)	(87,578)	(56,313)	(42,433)	(28,812)
Other income (expense), net:
Interest income	1,933	2,001	135	80	9
Loss on extinguishment of debt	(398)	—	—	—	—
Interest expense	(11,799)	(8,282)	(3,099)	(1,602)	(1,100)
Debt issuance costs	(3,344)	—	—	—	—
Change in fair value of derivative liabilities	29,232	209	—	—	—
Other (expense) income	(511)	(321)	176	25	26
Net loss	(115,549)	(93,971)	(59,101)	(43,930)	(29,877)

Deemed dividend as a result of Series E preferred stock beneficial conversion feature	—	—	—	—	(407)
Net loss available to common stockholders	(115,549)	(93,971)	(59,101)	(43,930)	(30,284)

Basic and diluted net loss per common share	$(0.61)	$(0.60)	$(0.51)	$(0.49)	$(4.32)
Basic and diluted weighted-average shares outstanding	188,754,160	157,429,145	115,975,402	89,243,853	7,002,317

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$95,938	$136,793	$16,150	$13,047	$3,939
Working capital	1,050	129,220	21,775	9,806	(2,371)
Marketable securities	—	—	20,300	7,291	—
Total assets	132,801	159,973	45,944	22,271	5,423
Term loan, net of discount, including current portion	43,434	14,783	24,414	19,066	9,819
Convertible notes, net of discount and derivative liabilities, including current portion	46,610	36,103	—	—	—
Derivative liabilities	26,207	17,091
Total liabilities	141,450	88,712	38,677	27,148	15,120
Additional paid-in capital	464,491	428,878	270,953	199,751	151,019
Accumulated deficit	(473,343)	(357,794)	(263,823)	(204,722)	(160,792)
Total stockholders’ (deficit) equity	(8,649)	71,261	7,267	(4,877)	(9,697)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Selected Financial Data” in Part II, Item 6 and our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a medical technology company focused on the development and commercialization of a long-term, implantable continuous glucose monitoring, or CGM, system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our Eversense and Eversense XL CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to 90 and 180 days, respectively, as compared to seven to 14 days for non-implantable CGM systems. The original Eversense CGM system received a CE mark in June 2016, which marked the first approval for the product to be sold within the European Economic Area. Subsequently, the extended life Eversense XL CGM system received its CE mark in September 2017 and is currently available in select markets in Europe, the Middle East, and Africa, or EMEA.  In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system and it is currently available throughout the United States.  In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement.  Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers.  In the United States, we have a direct sales organization that consists of sales representatives, clinical trainers, customer care, and other specialists to educate, train, and support the patient and healthcare provider in their diabetes management with CGM systems.  In our overseas markets, we entered into distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Eversense XL primarily in the EMEA.

European Commercialization of Eversense

In September 2017, we received the CE mark for Eversense XL, which is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche.   Pursuant to the agreement, as amended, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. The distribution agreement has a term through January 31, 2021. Roche is obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we further amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. In September 30, 2019, we completed enrollment of the PROMISE trial.  We expect to report topline data from the PROMISE trial in the second quarter of 2020.  If the data from the PROMISE trial is positive, we intend to use the data in a regulatory submission to the FDA to expand the Eversense system use for up to 180 days in the United States and expect approval by the end of 2020.  We also intend to use data from the first 90 days of the PROMISE trial, if positive, to support a regulatory submission to the FDA for an integrated, or iCGM, designation for our current Eversense 90-day system, which the FDA could potentially approve in the second half of 2020.

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

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system and launched with an updated app in December 2019. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue, warranty obligations, inventory obsolescence and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States, or collectively, Customers, who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Under the terms of our distribution agreement with Roche, Roche is contractually obligated to make certain minimum purchases of Eversense systems from us and, accordingly, the revenue we recognize for any given period is not necessarily indicative of the level of sales to end users for that, or any other, period.

Revenue from product sales is recognized at a point in time when the Customers obtain control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Contracts with our distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product.

We recognize revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our contracts may contain some form of variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including reimbursements paid by us to our Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts, is treated as a reduction in revenue when the product sale is recognized.  Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, third-party payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, we reimburse participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99.  Our Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide us with data regarding which patient orders are under the program and which are not.  We use this data, along with actual reimbursements that have been validated to patient claims, to support our expected reimbursement estimates.  Estimated reimbursement payments for product shipped to our Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in our accompanying consolidated balance sheets. Because of the limited experience with the Eversense Bridge Program, our estimates could change in future periods, and such changes could be material.

Warranty Obligations

We provide a one-year warranty on our smart transmitters to our customers.  We may also replace Eversense system components that do not function in accordance with the product specifications. Estimated replacement costs are recorded at the time of shipment as a charge to cost of sales in the consolidated statement of operations and are developed by analyzing product performance data and historical replacement experience, including comparing actual return management authorizations to revenues.

Inventory and Obsolescence

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out.  We record an adjustment to reduce the value of inventory for items that are potentially obsolete, where the standard costs require adjustment to the net realizable value, and are in excess of future demand taking into consideration the product shelf life.  Our sensor manufacturing process can span several months, involves various contract manufacturers and includes raw components with long lead times, often resulting in significant work-in-progress inventory.  However, expiry does not commence until the chemistry is applied to the sensor.  We are able to isolate pre-chemistry sensor inventory in progress from post-chemistry sensor inventory and finished goods to assess against demand forecasts and customer dating requirements for potential excess or obsolete inventory  Our estimates are based on information known at the time and include factors such as anticipated future usage and sales, potential for external unfavorable conditions such as import holds or quality issues, and planned product upgrades.  However, if actual product quality or conditions differ from our assumptions, additional inventory adjustments that would increase cost of sales could be required.

Derivative Financial Instruments

In connection with our issuance of the convertible senior subordinated notes due 2023, or the 2023 Notes in January 2018, we bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

In July 2019, we issued $82.0 million in aggregate principal amount of convertible senior subordinated notes due 2025, or the 2025 Notes.  In connection with the 2025 Notes, the Company bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

The derivative instruments are remeasured at the end of each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss in other income (expense) as a change in fair value of the derivative liability.  The fair value assessment incorporates management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky bond rate, and trade data when available.  We engage a third-party valuation specialist to perform the valuation using the binomial option pricing model.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,		Period-to-
	2019	2018	Period Change
	(in thousands)
Revenue, net	$4,924	$2,039	$2,885
Revenue, net - related parties	16,377	16,874	(497)
Total revenue	21,301	18,913	2,388
Cost of sales	40,749	27,059	13,690
Gross profit	(19,448)	(8,146)	(11,302)

Expenses:
Sales and marketing expenses	49,555	27,730	21,825
Research and development expenses	38,430	31,863	6,567
General and administrative expenses	23,229	19,839	3,390
Operating loss	(130,662)	(87,578)	(43,084)
Other income (expense), net:
Interest income	1,933	2,001	(68)
Loss on extinguishment of debt	(398)	—	(398)
Interest expense	(11,799)	(8,282)	(3,517)
Debt issuance costs	(3,344)	—	(3,344)
Change in fair value of derivative liabilities	29,232	209	29,023
Other (expense) income	(511)	(321)	(190)
Total other income (expense), net	15,113	(6,393)	21,506

Net loss	$(115,549)	$(93,971)	$(21,578)

Revenue, net

Our total net revenue increased to $21.3 million for the year ended December 31, 2019, compared to $18.9 million for the year ended December 31, 2018, an increase of $2.4 million. This increase was primarily due to increased U.S. sales of Eversense, net of reimbursements in connection with the Eversense Bridge Program.

Cost of sales

Our cost of sales increased to $40.7 million for the year ended December 31, 2019, compared to $27.1 million for the year ended December 31, 2018, an increase of $13.7 million. This increase was primarily attributable to increased impairment charges of $5.3 million due to obsolete inventory and product enhancements, $3.3 million for scrap and costs to streamline our sensor supply chain, $3.0 million for warranty expenses, $1.0 million for product back-ups and replacements associated with the recall of 844 uninserted sensors in the third quarter of 2019 and a net increase of $1.1 million for packaging, warehousing and logistics related costs

Gross profit was $(19.4) million and $(8.1) million for the years ended December 31, 2019 and 2018, respectively. Gross profit as a percentage of revenue, or gross margin, was (91.3)% and (43.1)% for the years ended December 31, 2019 and 2018, respectively.

Sales and marketing expenses

Sales and marketing expenses were $49.6 million for the year ended December 31, 2019, compared to $27.7 million for the year ended December 31, 2018, an increase of $21.8 million. The increase was primarily due to increased commercialization efforts in the United States during 2019, including a $13.0 million increase in salaries, commissions and payroll related costs for additional headcount, an increase in marketing costs of $6.4 million mainly related to consultants and travel, and an increase of $2.4 million for marketing programs, customer support services and software.

Research and development expenses

Research and development expenses were $38.4 million for the year ended December 31, 2019, compared to $31.9 million for the year ended December 31, 2018, an increase of $6.6 million. The increase was primarily due to a $7.9 million increase related to the PROMISE clinical trial and other post-approval and feasibility studies, a $0.8 million increase in salaries, bonuses and payroll related costs for additional headcount, partially offset by a decrease in contractual services of $2.1 million due to the FDA approval of Eversense in the United States in July 2018.

General and administrative expenses

General and administrative expenses were $23.2 million for the year ended December 31, 2019, compared to $19.8 million for the year ended December 31, 2018, an increase of $3.4 million. The increase was primarily due to a $1.3 million increase in salaries, bonuses and payroll related costs for additional headcount, a $1.3 million increase in other general and administrative costs to support our operations, and a $1.1 million increase for legal, audit and consulting fees.

Total other income (expense), net

Total other income (expense), net, was $15.1 million for the year ended December 31, 2019, compared to $(6.4) million for the year ended December 31, 2018, an increase of $21.5 million. The increase was primarily due to a $29.2 million change in fair value on our derivative liabilities in connection with the 2023 and 2025 Notes in 2019, offset by a $7.3 million increase in interest expense, debt issuance costs, and loss on the extinguishment of debt associated with the modification of the 2023 Notes and issuance of the 2025 Notes in July 2019.

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31,		Period-to-
	2018	2017	Period Change
	(in thousands)
Revenue, net	$2,039	$529	$1,510
Revenue, net - related parties	16,874	5,844	11,030
Total revenue	18,913	6,373	12,540
Cost of sales	27,059	9,758	17,301
Gross profit	(8,146)	(3,385)	(4,761)

Expenses:
Sales and marketing expense	27,730	6,857	20,873
Research and development expenses	31,863	30,735	1,128
General and administrative expenses	19,839	15,336	4,503
Operating loss	(87,578)	(56,313)	(31,265)
Other income (expense):
Interest income	2,001	135	1,866
Interest expense	(8,282)	(3,099)	(5,183)
Change in fair value of derivative liabilities	209	—	209
Other (expense) income	(321)	176	(497)
Total other expense, net	(6,393)	(2,788)	(3,605)
Net loss	$(93,971)	$(59,101)	$(34,870)

Revenue

Our revenue increased to $18.9 million for the year ended December 31, 2018, compared to $6.4 million for the year ended December 31, 2017. This increase was due to increased demand of Eversense primarily from Roche for distribution in Europe, as well as $1.4 million in revenue related to U.S. sales of Eversense.

Cost of sales

Our cost of sales increased to $27.1 million for the year ended December 31, 2018, compared to $9.8 million for the year ended December 31, 2017. This increase was due to increased sales of Eversense primarily from Roche for distribution in Europe, as well as costs related to U.S. sales of Eversense.

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

Total other expense, net

Total other expense, net, was $6.4 million for the year ended December 31, 2018, compared to $2.8 million for the year ended December 31, 2017, an increase of $3.6 million. The increase was primarily due to an increase of $5.2 million in interest expense on our Oxford/SVB Term Loans and 2023 Notes and an increase of $0.1 million in other expenses, partially offset by an increase in interest income earned on cash equivalents of $1.7 million.

Liquidity and Capital Resources

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $115.5 million, $94.0 million, and $59.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $473.3 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of December 31, 2019, we had cash and cash equivalents of $95.9 million.

Common Stock

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

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of our common stock. There have been no sales under this agreement as of December 31, 2019.

Warrants

On July 16, 2019, we issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share, or the Solar Warrants.  The Solar Warrants are exercisable until July 25, 2029.  The proceeds from the Solar Term Loan were allocated between the debt and the Solar Warrants based on their respective fair value of $0.7 million, and were recorded within equity resulting in a debt discount that is being amortized as additional interest expense over the term of the Solar Term Loan using the effective interest method

Indebtedness

Term Loans

On July 16, 2019, we entered into a Loan and Security Agreement, or the Solar Loan Agreement, with Solar Capital, Ltd., or Solar. Pursuant to the Solar Loan Agreement, on July 25, 2019, or the effective date, we borrowed the Solar Term Loan in an aggregate principal amount of $45.0 million, or the Solar Term Loan. We used $11.6 million of the Solar Term Loan to repay in full the term loans, or the Oxford/SVB Term Loans and together with the Solar Term Loan, the Term Loans, borrowed pursuant to our Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB. Interest on the Solar Term Loan is payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan will be July 1, 2024, or the Solar Maturity Date. Commencing on August 1, 2021, we will be required to make monthly principal amortization payments in the amount of $1.3 million; provided that the interest only period may be extended to (i) August 1, 2022 if our product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if our product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension. We may elect to prepay the Solar Term Loan prior to the Solar Maturity Date subject to a prepayment fee equal to 3.00% if the prepayment occurs within one year of the effective date, 2.00% if the prepayment occurs during the second year following the effective date, and 1.00% if the prepayment occurs more than two years after the effective date and prior to the Solar Maturity Date.

As of December 31, 2019, we were subject to the following financial covenants and in compliance:

•	minimum liquidity at the end of the prior month, cash to be less than the positive value of two multiplied by the monthly cash burn plus the amount of accounts payable aged greater than 120 days;
•	minimum product revenue on a trailing six-month basis at the end of the prior month to be lower than the schedule provided pursuant the Solar Loan Agreement; and
•	redemption of permitted convertible debt.

If an event of default arises, and we are not able to obtain a waiver, all amounts owed by us would begin to bear interest at a rate that is 5.00% above the rate effective immediately before such event of default, and may be declared immediately due and payable by the Lenders.  In addition, such a default would trigger a cross-default under the 2025 Notes, which would also result in the acceleration of the indebtedness under the 2025 Notes.

Although we were in compliance with the above financial covenants as of January 31, 2020 (the last month end for which we have completed our procedures to confirm covenant compliance as of the date of this filing),, based upon our current expectations for the remainder of the first quarter of 2020, we expect that we will be in noncompliance with the trailing six-month revenue covenant as March 31, 2020 and that, absent a waiver or amendment to the terms of the Solar Loan Agreement, we would likely remain in noncompliance with the trailing six-month revenue covenant for the foreseeable future thereafter.  Therefore, if we are not able to obtain a waiver of such default by Solar, it is possible that our outstanding indebtedness under the Solar Loan Agreement and the 2025 Notes could be accelerated and become immediately due and payable. As a result, we have classified the outstanding indebtedness on the Solar Loan and 2025 Notes, net of discounts, as short-term liabilities in our consolidated balance sheet as of December 31, 2019.  If this were to occur, based on our current capital resources, we would not be able to satisfy such indebtedness without raising additional capital from other sources, which may not be available on commercially reasonable terms or at all.  If we were unable to raise such capital to satisfy these obligations, we could be required to sell assets, potentially liquidate our business or be forced into bankruptcy, any of which would have a material adverse effect on the value of our common stock.

The Solar Term Loan contains various non-financial covenants, including covenants that limit our ability to:

•	incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock;
•	declare or pay dividends on, repurchase or make distributions in respect of, their capital stock or make other restricted payments;
•	make investments or acquisitions;
•	create liens;
•	enter into agreements restricting certain subsidiaries' ability to pay dividends or make other intercompany transfers;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and the assets of our restricted subsidiaries;
•	enter into transactions with affiliates;
•	sell, transfer or otherwise convey certain assets; and
•	prepay certain types of indebtedness.

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2019:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per Share	per Share of
Note	Date	Coupon	(in millions)	Date	of Common Stock	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	82.0	January 15, 2025	757.5758	1.32
Total			$97.7

See Note 10 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the Term Loan, 2023 Notes, and 2025 Notes.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements.  These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and obtain approval for Eversense XL in the United States, will require significant uses of working capital through 2020 and beyond.

Given our current cash position and our current operating plans, and our expected noncompliance with covenants under the Solar Loan Agreement, we had a working capital deficiency as of December 31, 2019.  As a result of these circumstances, there is substantial doubt about our ability to continue as a going concern through one year after the filing of our consolidated financial statements included in this Annual Report, without obtaining additional financing, securing a waiver from Solar Capital for expected covenant noncompliance, or entering into another form of non-equity or debt arrangement.

On November 7, 2019, we implemented a restructuring designed to meet the following objectives:

•	reset strategic goals based on learnings from the Company’s first year of U.S. commercial launch;
•	enhance the customer experience with the Company’s Eversense CGM system, including outcomes, longevity, reliability, access, support, and training;
•	focus on executing pathways to successful launch of the 180-day product in the United States; and
•	reduce cash burn to support these activities while minimizing near-term dilution and ensuring the best allocation of capital.

Pursuant to the restructuring, we also immediately reduced our current, open and planned workforce by approximately 30%. We incurred one-time restructuring costs related to severance expenses of approximately $0.8 million in the fourth quarter of 2019.

Our ability to fund our operations is dependent upon the effectiveness of our November 2019 restructuring, raising additional capital in the near term, strategic alliances and successful marketing efforts, and distribution or other collaborative arrangements.  Our existing debt and covenants could also impact our ability to raise additional funds. Subject to obtainment of a waiver, we expect to be in noncompliance with certain covenants under the Solar Loan as of March 31, 2020 and for the foreseeable periods thereafter. To the extent that we raise additional capital through debt or the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds, we may have to relinquish valuable rights to our technologies, future revenue streams or grant terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt financings, or strategic alliances when needed, we may be required to delay, limit, reduce or terminate some of our operating plans.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Net cash used in operating activities	$(136,047)	$(90,771)	$(55,739)
Net cash (used in) provided by investing activities	(1,045)	19,426	(13,226)
Net cash provided by financing activities	96,237	191,988	72,068
Net (decrease) increase in cash and cash equivalents	$(40,855)	$120,643	$3,103

Net cash used in operating activities

Net cash used in operating activities was $136.0 million for the year ended December 31, 2019, and consisted of a net loss of $115.5 million and a net change in operating assets and liabilities of $(13.5) million, a change in the fair value of derivative liabilities of $(29.2) million, stock-based compensation expense of $8.1 million, non-cash interest expense of $8.5 million, loss on extinguishment of debt in the amount of $0.4 million and other non-cash charges of $5.2 million.

Net cash used in operating activities was $90.8 million for the year ended December 31, 2018, and consisted of a net loss of $94.0 million and a net change in operating assets and liabilities of $(6.7) million, partially offset by stock-based compensation expense of $6.4 million, non-cash interest expense of $3.3 million, and other non-cash charges of $0.2 million.

Net cash used in operating activities was $55.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $59.1 million, partially offset by stock-based compensation expense of $4.0 million, other non-cash expenses of $0.8 million, and a net change in assets and liabilities of $1.4 million.

Net cash provided by (used in) investing activities

Net used in investing activities was $1.0 million for the year ended December 31, 2019, and consisted of $1.0 million of capital expenditures, primarily for production equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was $96.2 million for the year ended December 31, 2019, and consisted primarily of $26.8 million from the issuance of common stock in our July 2019 offering, net of costs, $77.7 million from the issuance of the 2025 Notes, net of costs, and $43.0 million from the Solar Term Loan, net of cost, partially offset by $15.0 million for the repayment of the Oxford/SVB Term Loans and the repurchase of $37.0 million of 2023 Notes.

Net cash provided by financing activities was $192.0 million for the year ended December 31, 2018, and consisted primarily of $149.0 million from the issuance of common stock in our June 2018 Offering, $50.7 million from the issuance of the 2023 Notes, and $2.3 million from the exercise of stock options, partially offset by aggregate principal payments on our Solar Term Loan and Oxford/SVB Term Loans of $10.0 million.

Net cash provided by financing activities was $72.1 million for the year ended December 31, 2017, and consisted primarily of the net proceeds of $66.9 million from the issuance of common stock, $5.0 million from notes payable and the issuance of warrants and $0.2 million from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019.

	Payment due by period
					After
Contractual Obligations	Total	2020	2021-2023	2024-2025	2025
Operating lease obligations	$3,509	$938	$2,571	$-	$-
Principal payments under Solar Term Loan (1)	45,000	-	36,250	8,750	-
Interest payments under Solar Term Loan (1)	15,716	4,108	8,439	3,169	-
Principal payment under 2023 Notes (1)	15,700	-	15,700	-	-
Interest payments under 2023 Notes (1)	2,541	824	1,717	-	-
Principal payment under 2025 Notes (1)	82,000	-	-	82,000	-
Interest payments under 2025 Notes (1)	22,227	4,372	13,116	4,739
Other commitments (2)	1,500	1,500	-	-	-
Total contractual obligations	$188,193	$11,742	$77,793	$98,658	$-

(1)

Represents the principal and interest payment schedule for the Solar Term Loan, 2023 Notes and 2025 Notes.  For additional information, see “Liquidity and Capital Resources – Indebtedness.”  The Solar Term Loan interest payments include the $2.9 million payoff fee at the term of the loan.

(2)

Other commitments include, among other things, minimum payment obligations and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a fee for termination before the contractual period ended.

As described above, in light of the expected noncompliance with a financial covenant under the Solar Loan Agreement as of March 31, 2020, we have classified the outstanding indebtedness under the Solar Loan and 2025 Notes as short-term liabilities in our consolidated balance sheet as of December 31, 2019.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASC 842. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. We adopted the new standard effective January 1, 2019 using the modified retrospective approach. . We did not elect the transition option, but elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the standard. We also elected to combine lease and non-lease components for our facility leases and to exclude leases with an initial term of 12 months or less from our consolidated balance sheet and recognize the associated lease payments in our consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Our equipment leases had a remaining term of 12 months or less at the adoption date. The impact of adopting ASC 842 on our consolidated balance sheet as of January 1, 2019 is shown in the table below.  The adoption of ASC 842 did not materially affect our consolidated net loss or cash flows.

Impact of Adopting ASC 842 on the Financial Statements.

	January 1, 2019		January 1, 2019
	Prior to ASC
	842 Adoption	ASC 842 Adoption	As Adjusted
Consolidated Balance Sheet Data (in thousands)
Operating lease assets (1)	$—	$2,235	$2,235
Deferred rent non-current (2)	$84	$(84)	$—
Operating lease liabilities (3)	$—	$417	$417
Non-current operating lease liabilities (3)	$—	$1,902	$1,902
1.	Represents capitalization of operating lease assets, including reclassification of deferred rent to operating lease assets.
2.	As of December 31, 2018, the deferred rent balance was $84.
3.	Represents recognition of operating lease liabilities.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under the guidance, share based awards to nonemployees are measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards are classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. We adopted this guidance on January 1, 2019 and there was no significant impact on our consolidated financial statements.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment.  We do not currently hold or plan to invest in available-for-sale securities, and we have not historically experienced collection issues or bad debts with our trade receivables. Accordingly, we do not expect this to have a significant impact on our consolidated financial statements and related disclosures at this time.  We will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements on fair value measurements. The new standard includes additional disclosure requirements regarding the range and weighted average to develop significant unobservable inputs within Level 3 fair value measurements and became effective for us on January 1, 2020. We have evaluated the standard and do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.

We have evaluated all other issued unadopted ASUs and believe the adoption of these standards will not have a material impact on our consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019 and 2018, we had cash and cash equivalents of $95.9 million and $136.8 million, respectively. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest on the Solar Loan bears a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%.  Since execution of the Solar Term Loan, the rate has not changed from 8.98%.  The interest rate on our 2023 and 2035 Notes is fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Risk

The majority of our international sales are denominated in Euros. Therefore, our U.S. dollar value of sales is impacted by exchange rates versus the Euro. Currency fluctuations or a strengthening U.S. dollar can decrease our revenue from these Euro-denominated international sales. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our operating results or financial condition. We do not currently engage in any hedging transactions to manage our exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Senseonics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Senseonics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Senseonics Holdings Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Senseonics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, VA

March 16, 2020

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$95,938	$136,793
Accounts receivable	3,239	830
Accounts receivable - related parties	7,140	6,267
Inventory, net	16,929	10,231
Prepaid expenses and other current assets	4,512	3,985
Total current assets	127,758	158,106

Deposits and other assets	3,042	117
Property and equipment, net	2,001	1,750
Total assets	$132,801	$159,973

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,285	$4,407
Accrued expenses and other current liabilities	18,636	13,851
Deferred revenue	—	628
Term Loans, net of discount	43,434	10,000
2025 Notes, net of discount	60,353	—
Total current liabilities	126,708	28,886

Term Loans, net of discount and current portion	—	4,783
2023 Notes, net of discount	12,464	53,194
Other liabilities	2,278	1,849
Total liabilities	141,450	88,712

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 203,452,812 and 176,918,381 shares issued and outstanding as of December 31, 2019 and 2018	203	177
Additional paid-in capital	464,491	428,878
Accumulated deficit	(473,343)	(357,794)
Total stockholders' (deficit) equity	(8,649)	71,261
Total liabilities and stockholders’ equity (deficit)	$132,801	$159,973

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2019	2018	2017
Revenue, net	$4,924	$2,039	$529
Revenue, net - related parties	16,377	16,874	5,844
Total revenue	21,301	18,913	6,373
Cost of sales	40,749	27,059	9,758
Gross profit	(19,448)	(8,146)	(3,385)

Expenses:
Sales and marketing expenses	49,555	27,730	6,857
Research and development expenses	38,430	31,863	30,735
General and administrative expenses	23,229	19,839	15,336
Operating loss	(130,662)	(87,578)	(56,313)
Other income (expense), net:
Interest income	1,933	2,001	135
Loss on extinguishment of debt	(398)	—	—
Interest expense	(11,799)	(8,282)	(3,099)
Debt issuance costs	(3,344)	—	—
Change in fair value of derivative liabilities	29,232	209	—
Other (expense) income	(511)	(321)	176
Total other income (expense), net	15,113	(6,393)	(2,788)

Net loss	(115,549)	(93,971)	(59,101)
Total comprehensive loss	$(115,549)	$(93,971)	$(59,101)

Basic and diluted net loss per common share	$(0.61)	$(0.60)	$(0.51)
Basic and diluted weighted-average shares outstanding	188,754,160	157,429,145	115,975,402

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	93,569	$94	$199,751	$(204,722)	$(4,877)
Issues shares of common stock	42,461	42	66,819	—	66,861
Exercise of stock options and warrants	853	1	286	—	287
Stock-based compensation expense and vesting of RSUs	—	—	3,993	—	3,993
Issuance of warrants related to debt	—	—	104	—	104
Net loss	—	—	—	(59,101)	(59,101)
Balance, December 31, 2017	136,883	$137	$270,953	$(263,823)	$7,267
Issued shares of common stock	38,077	38	149,006	—	149,044
Exercise of stock options for cash and warrants	1,873	2	2,257	—	2,259
Conversion of 2023 Notes	85	—	250	—	250
Stock-based compensation expense and vesting of RSUs	—	—	6,412	—	6,412
Net loss	—	—	—	(93,971)	(93,971)
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Issued shares of common stock	26,136	26	26,731	—	26,757
Exercise of stock options and warrants	256	—	108	—	108
Stock-based compensation expense and vesting of RSUs	143	—	8,052	—	8,052
Issuance of warrants related to debt, net of issuance costs	—	—	722	—	722
Net loss	—	—	—	(115,549)	(115,549)
Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	2019	2018	2017
Cash flows from operating activities
Net loss	$(115,549)	$(93,971)	$(59,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,001	270	227
Non-cash interest expense (debt discount and deferred costs)	8,457	3,317	453
Loss on extinguishment of debt	398	—	—
Change in fair value of derivative liabilities	(29,232)	(209)	—
Stock-based compensation expense	8,052	6,412	3,993
Provision for inventory obsolescence and net realizable value	3,970	201	226
Net realized gain on marketable securities	—	(115)	(128)
Loss on disposal of assets	310	—	—
Changes in assets and liabilities:
Accounts receivable	(3,282)	(3,715)	(3,131)
Prepaid expenses and other current assets	(527)	(1,893)	(1,727)
Inventory	(10,668)	(7,441)	(2,741)
Deposits and other assets	(3,442)	59	(71)
Accounts payable	(122)	(3,395)	4,642
Accrued expenses and other liabilities	4,827	8,355	823
Deferred revenue	(628)	628	—
Accrued interest	388	710	781
Other	—	16	15
Net cash used in operating activities	(136,047)	(90,771)	(55,739)
Cash flows from investing activities
Capital expenditures	(1,045)	(989)	(345)
Purchases of marketable securities	—	(7,935)	(33,181)
Sales and maturities of marketable securities	—	28,350	20,300
Net cash (used in) provided by investing activities	(1,045)	19,426	(13,226)
Cash flows from financing activities
Proceeds from issuance of common stock	28,750	149,502	67,556
Common stock issuance costs	(1,993)	(458)	(695)
Proceeds from exercise of stock options and stock warrants	108	2,259	287
Proceeds from issuance of warrants	722	—	104
Proceeds from issuance of notes	82,000	52,950	5,000
Notes issuance costs	(4,301)	(2,245)	(104)
Proceeds from issuance of term loans	45,000	—	—
Term loans issuance costs	(2,049)	—	—
Repayment of Oxford and SVB Term Loan	(15,000)	(10,000)	—
Repurchase of 2023 notes	(37,000)	—	—
Principal payments under capital lease obligations	—	(20)	(80)
Net cash provided by financing activities	96,237	191,988	72,068
Net (decrease) increase in cash and cash equivalents	(40,855)	120,643	3,103
Cash and cash equivalents, at beginning of year	136,793	16,150	13,047
Cash and cash equivalents, at ending of year	$95,938	$136,793	$16,150

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,233	$3,136	$1,830
Lease liabilities arising from obtaining right-of-use assets	2,974	—	—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$32	$178	$—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and commercialization of long-term, implantable continuous glucose monitoring system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.Going Concern

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of Eversense in the United States and Eversense and Eversense XL in Europe, the Middle East, and Africa. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals for the sale of those products, including approval by the FDA for the extended Eversense XL CGM system in the United States. These activities will require significant uses of working capital through 2020 and beyond.

In 2019, the Company generated a net loss of $(115.5) million and had an accumulated deficit of $(473.3) million at December 31, 2019. At December 31, 2019, the Company had $95.9 million in cash and cash equivalents. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next twelve months from the date of this Annual Report filed on Form 10-K will depend on its ability to achieve forecasted results, its ability to raise additional funds, and to obtain a waiver or amend its Loan and Security Agreement with Solar Capital, Ltd. (“Solar”), which the Company expects to be in noncompliance with as of March 31, 2020 and for the foreseeable periods thereafter. As a result of these factors and the projected working capital deficiency, the Company has substantial doubt about its ability to continue as a going concern through one year from the date that the consolidated financial statements included in this Annual Report were issued.

The Company is in discussions with Solar to procure a waiver for the expected covenant noncompliance. Because those discussions have not been finalized, under cross-default provisions in the Loan and Security Agreement with Solar, the Solar Loan and the Company’s convertible senior subordinated notes due in 2025, may be callable at the time of noncompliance. The Company intends to raise additional capital in the near term through future sales of its common stock, debt financings, collaborations, strategic alliances and partnerships, distribution or licensing arrangements and in the longer term, from revenue related to product sales to the extent the Company is able to expand commercialization of Eversense.  New financings may not be available to the Company on commercially acceptable terms, or at all, and may be impacted by the current debt covenants.  The Company’s plans to alleviate its substantial doubt about its ability to continue as a going concern assume that there will be no material adverse development in its business, liquidity, or capital requirements.  If the Company is unable to obtain additional capital when required, or is unable to obtain a waiver from Solar, the Company may be required to reduce or delay management’s strategic plans for commercializing Eversense and Eversense XL, developing future products or product upgrades, reduce, delay or eliminate one or more of its research and development programs or studies, and/or downsize the organization.

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements reflect the accounts of Senseonics Holdings and its wholly owned subsidiary Senseonics.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2019, 2018 and 2017, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.  Cash and cash equivalents consisted of the following as of December 31 (in thousands).

	2019	2018
Cash (1)	$38,043	$13,934
Money market funds	37,769	122,859
Commercial paper	13,870
Corporate bonds	6,256	—
Cash and cash equivalents	$95,938	$136,793

(1)Includes overnight repurchase agreements.

Concentration of Revenues and Customers

During the year ended December 31, 2019 the Company derived 77% of its total net revenue from Roche Diabetes Care GmbH, a related party, and 12% from Advanced Diabetes Supply, one of the Company’s strategic fulfillment partners and a supplier of CGM products to diabetic patients in the United States. During the years ended December 2018 and December 2017, the Company derived 86% and 93%, respectively, from one customer, Roche Diabetes Care GmbH.

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
		%		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$18,054	84.8%	$17,498	92.5%	$6,373	100.0%
United States	3,247	15.2	1,415	7.5	—	0.0
Total	$21,301	100.0%	$18,913	100.0%	$6,373	100.0%

Marketable Securities

Marketable securities consist of government and agency securities and corporate debt securities and are typically classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.  As of December 31, 2019 and 2018, the Company did not have any marketable securities.

Inventory and Obsolescence

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out.  The Company records an adjustment to reduce the value of inventory for items that are potentially obsolete, where standard costs require adjustment to the net realizable value, and are in excess of future demand taking into consideration the product shelf life.  The sensor manufacturing process can span several months, involves various contract manufacturers and includes raw components with long lead times, often resulting in significant work-in-progress inventory.  However, expiry does not commence until the chemistry is applied to the sensor.  The Company is able to isolate pre-chemistry sensor inventory in progress from post-chemistry sensor inventory in progress and finished goods to assess against demand forecasts and customer dating requirements for potential excess or obsolete inventory  The Company’s estimates are based on information known as of the balance sheet date and include factors such as anticipated future usage and sales, potential for external unfavorable conditions such as import holds or quality issues, and planned product upgrades.  However, if actual product quality or conditions differ from the Company’s assumptions, additional inventory adjustments that would increase cost of sales could be required.

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and are reduced by an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of December 31, 2019 and 2018, the Company did not have any allowances for doubtful accounts, as there are no collectability concerns.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally between three to seven years, and is recorded within operating expenses and cost of goods sold in the consolidated statements of operations and comprehensive loss. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations.

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment in 2019, 2018, and 2017.

Derivative Financial Instruments

In connection with the Company’s issuance of the convertible senior subordinated notes due 2023 (the “2023 Notes”), in January 2018, the Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

In July 2019, the Company issued $82.0 million in aggregate principal amount of convertible senior subordinated notes due 2025 (the “2025 Notes).  In connection with the 2025 Notes, the Company bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

The two financial instruments above are remeasured at the end of each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss in other income (expense) as a change in fair value of the derivative liability.

Warranty Obligation

The Company provides a warranty of one year on its smart transmitters.  Additionally, the Company may also replace Eversense system components that do not function in accordance with the product specifications. Estimated replacement costs are recorded at the time of shipment as a charge to cost of sales in the consolidated statement of operations and are developed by analyzing product performance data and historical replacement experience, including comparing actual return management authorizations to revenue.

At December 31, 2019 and December 31, 2018, the warranty reserve was $2.2 million and $0.8 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of the year	$816	$813
Provision for warranties during the period	3,296	1,119
Settlements made during the period	(1,915)	(1,116)
Balance at end of the year	$2,197	$816

Revenue Recognition

The Company recognizes revenue in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates revenue from sales of the Eversense CGM system and related components at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States (collectively, “Customers”) who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

Revenue is recognized, at a point in time, when the Customers obtain control of the product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which is expected to be received in exchange for the product. Contracts with the Customers include performance obligations for supply of goods and the performance obligation is typically satisfied upon transfer of control of the product. Distribution contracts may also contain requirements for training and customer service support, however these are not assessed as performance obligations given the activities are considered immaterial in the context of the contract.  The payment terms and conditions of the Customers vary, but the Company is typically paid within 60 days of invoicing subsequent to the Customers obtaining control of the Company’s product.

Revenue is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. The Company’s contracts may contain variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including the reimbursements paid by the Company to its Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts and prompt-pay incentives, is treated as a reduction in revenue when the product sale is recognized.  Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, third-party payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, the Company reimburses participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99.  The Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide the Company with data regarding which patient orders are under the program and which are not.  Customer supplied data, along with actual reimbursements that have been validated to patient claims, are used to support expected reimbursement estimates.  Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the Eversense Bridge Program, the estimates used in determining the variable consideration on a sale transaction could change in future periods, and such changes could be material.

Contract assets consist of trade receivables from Customers and contract liabilities consist of amounts due to the Customers in connection with the Eversense Bridge Program, incentive programs, or prompt-pay discounts, classified as patient access and incentive programs within accrued liabilities on the accompanying consolidated balance sheets.  The Company’s contracts provide for a one-year warranty on transmitters to Customers.  Customer contracts do not include the right to return.

Cost of Sales

The Company uses third-party contract manufacturers to manufacture Eversense and related components and supplies. Cost of sales includes raw materials, contract manufacturing service fees, expected warranty costs, recall costs, product obsolescence, scrap, third-party warehousing, shipping and handling expenses associated with product delivery, and employee-related costs of the internal supply chain and manufacturing team.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in the Company’s executive, finance, accounting, business development, information technology, and human resources functions. Other significant costs include information technology, facility costs, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Stock-Based Compensation

The Company accounts for stock-based compensation related to stock option grants and restricted stock units under stock incentive plans, purchases under the employee stock purchase plan, as well as inducement stock grants, based on the fair value of those awards at the date of grant. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period of the individual award, which typically equals the vesting period.  Forfeitures are accounted for in the period in which they occur.

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

The Company has assumed no dividend yield because it does not expect to pay dividends in the future, which is consistent with its history of not paying dividends. The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on the daily closing prices of a peer group of comparable publicly traded companies in similar stages of development.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities.  The Company’s term loan under the Solar Loan Agreement, 2025 Notes and 2023 Notes are recorded at historical cost, net of discounts, and approximate fair value based on their borrowing rates.  The associated embedded conversion features in the Notes are derivative instruments and remeasured at fair value each reporting period.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at December 31, 2019, 2018 and 2017,  consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted loss per share, was as follows:

	2019	2018	2017
Stock-based awards	24,218,612	21,457,946	16,413,840
2023 Notes	6,672,500	20,480,638	—
2025 Notes	63,565,883	—	—
Warrants	5,196,581	4,071,581	4,427,086
Total anti-dilutive shares outstanding	99,653,576	46,010,165	20,840,926

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options stock purchase warrants and employee stock purchases using the treasury stock method.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted the new standard effective January 1, 2019 using the modified retrospective approach. The Company did not elect the transition option, but elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment of whether a contract is or contains a lease and its initial direct costs for any leases that existed prior to adoption of the standard. The Company also elected to combine lease and non-lease components for its facility leases and to exclude leases with an initial term of 12 months or less from its consolidated balance sheet and recognize the associated lease payments in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. The Company’s equipment leases had a remaining term of 12 months or less at the adoption date.. The impact of adopting ASC 842 on the Company’s consolidated balance sheet as of January 1, 2019 is shown in the table below.  The standard did not materially affect the Company’s consolidated net loss or cash flow.

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

(3)    Represents recognition of operating lease liabilities

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under the guidance, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted the guidance on January 1, 2019. The standard did not materially affect the Company’s consolidated net loss or cash flows.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment.  The Company does not currently hold or plan to invest in available-for-sale securities, and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time.  The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements on fair value measurements.  The new standard includes additional disclosure requirements regarding the range and weighted average to develop significant unobservable inputs within Level 3 fair value measurements and became effective for the Company on January 1, 2020.  The Company has evaluated the standard and does not expect this to have a significant impact on the consolidated financial statements and related disclosures.

The Company evaluated all other issued unadopted ASUs and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

4.Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$3,944	$1,457
Work-in-process	10,938	7,211
Raw materials	2,047	1,563
Total	$16,929	$10,231

The Company recorded $5.3 million and $0.2 million in cost of sales for the years ended December 31, 2019 and 2018, respectively, to reduce the value of inventory for items that are potentially obsolete, to adjust costs to their net realizable value, and for inventory in excess of product demand.

5.Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Contract manufacturing	$3,043	$2,962
Clinical and preclinical	240	111
Marketing and sales	605	287
IT and software	294	244
Interest receivable	107	239
Other	223	142
Total prepaid expenses and other current assets	$4,512	$3,985

6.Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Machinery and laboratory equipment	$2,272	$2,132
Office furniture and equipment	371	281
Leasehold improvements	112	647
	2,755	3,060
Less: Accumulated depreciation	(754)	(1,310)
Property and equipment, net	$2,001	$1,750

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $0.5 million, $0.3 million, and $0.2 million, respectively. The Company disposed of $1.4 million of property and equipment in 2019, resulting in a loss of $0.3 million recorded within other income (expense) in the consolidated statements of operations and comprehensive loss, and primarily related to machinery and laboratory equipment, including machinery at contract manufacturers determined to be impaired or obsoleted.  The Company did not dispose of any property or equipment in 2018 or 2017.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Contract manufacturing	$2,452	$6,068
Compensation and benefits	5,630	3,685
Sales and marketing services	553	738
Professional & administration services	1,384	727
Interest on notes payable	2,153	1,268
Research and development	1,956	147
Product warranty and replacement obligations	2,197	816
Patient access and incentive programs	1,578	—
Operating lease	696	—
Other	37	402
Total accrued expenses and other current liabilities	$18,636	$13,851

8.Leases

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

The Company recognizes a ROU operating lease asset and liability as of the lease commencement date at the present value of the lease payments over the lease term.  If the discount rate in the lease agreement is not implicit, the Company estimates the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.  Lease and non-lease components are accounted for as a single component for facility leases.  Leases with an initial term of 12 months or less are expensed to rent expense over the related term.

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease expiring in 2023. The Company has an option to renew the lease for one additional five-year term. With the adoption of ASC 842, the Company has recorded a ROU asset and corresponding lease liability and does not include the additional five-year term under the option.

On July 31, 2019, the Company entered into a new non-cancellable operating lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019 and expiring in 2023. The Company does not have the option to renew the lease for an additional term. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. The Company recorded $2.8 million of associated ROU assets and lease liabilities in its consolidated balance sheet at December 31, 2019.

Operating lease expense for the year ended December 31, 2019, 2018 and 2017 was $0.7 million,  $0.7 million and $0.6 million, respectively. Short-term lease expense is included in operating lease expense and was $0.2 million for the year ended December 31, 2019.

The following table summarizes the lease assets and liabilities as of December 31, 2019 (in thousands):

Operating Lease Assets and Liabilities	Balance Sheet Classification	Amount
Assets
Operating lease ROU assets	Deposits and other assets	$2,822
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$696
Non-current operating lease liabilities	Other non-current liabilities	2,278
Total operating lease liabilities		$2,974

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2019 (in thousands):

2020	$938
2021	969
2022	1,002
2023	600
2024	—
Total operating lease payments	3,509
Less: imputed interest	(535)
Total operating lease liability	$2,974

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2019:

Remaining lease term (years)
Operating leases	3.6
Discount rate
Operating leases	9.1%

During the year ended December 31, 2019, the Company made cash payments of $0.7 million included in the measurement of its operating lease liabilities.

9.401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of 1% up to 4% of the participant’s contributions. Employer match expenses during the years ended December 31, 2019 and 2018 were $0.2 million and $0.2 million, respectively.  There was no employer match expense during the year ended December 31, 2017.  Administrative expenses for the plan, which are paid by the Company, were not material in 2019, 2018 or 2017.

10.Notes Payable and Stock Purchase Warrants

Term Loans

Solar Loan Agreement

On July 16, 2019, the Company entered into a Loan and Security Agreement (the “Solar Loan Agreement”), with Solar.  Pursuant to the Solar Loan Agreement, on July 25, 2019 (“the effective date”), the Company borrowed term loans in an aggregate principal amount of $45.0 million (the “Solar Term Loan”), of which the Company used $11.6 million to repay in full the Oxford/SVB Term Loans and terminate the Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) described below.

Interest on the Solar Term Loan is payable monthly at a floating annual rate of 6.50% plus the greater of (i) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. and (ii) 2.48%, provided that the minimum floor interest rate is 8.98%. The maturity date for the Solar Term Loan is July 1, 2024 (the “Solar Maturity Date”). Commencing on August 1, 2021, the Company will be required to make monthly principal amortization payments of $1.3 million; provided that the interest only period may be extended to (i) August 1, 2022 if the Company’s product revenue is greater than or equal to $40.0 million on a trailing six-month basis prior to the second anniversary of the effective date and (ii) August 1, 2023 if the Company’s product revenue is greater than or equal to $75.0 million on a trailing six-month basis after the achievement of the first extension.

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

Although the Company was in compliance with the financial covenants as of December 31, 2019, it is expected that the Company will not be in compliance with the trailing six-month revenue covenant as of March 31, 2020 and that, absent a waiver or amendment to the terms of the Solar Loan Agreement, the Company would likely remain in noncompliance with the trailing six-month revenue covenant for the foreseeable future thereafter.  Therefore, if the Company is not able to obtain a waiver of such default by Solar, it is possible that the outstanding indebtedness under the Solar Loan Agreement and the 2025 Notes could be accelerated and become immediately due and payable in 2020. As a result, the Company has classified the outstanding indebtedness on the Solar Loan and 2025 Notes, net of discounts, as of December 31, 2019 in short-term liabilities in its consolidated statement of operations.

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

In connection with the Solar Term Loan, the Company incurred issuance costs in the amount of $0.4 million, and paid fees to Lenders (as defined below) in the amount of $0.9 million in connection with the repayment of the Oxford/SVB Term Loans, which are netted against the principal balance of the Solar Term Loan and amortized as additional interest expense over the term of the Solar Term Loan using the effective interest method.  Unamortized debt issuance costs and additional prepayment fees in the amount of $0.4 million associated with the repayment of the Oxford/SVB Term Loans were recorded as a loss on the extinguishment of debt in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss as of December 31, 2019.

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

Oxford and Silicon Valley Bank Term Loans

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (together, the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company borrowed an aggregate principal amount of $25.0 million in the following three tranches: $15.0 million (the “Tranche 1 Term Loan”); $5.0 million (the “Tranche 2 Term Loan”); and $5.0 million (the “Tranche 3 Term Loan” and together with the Tranche 1 Term Loan and the Tranche 2 Term Loan, the “Oxford/SVB Term Loans”). The funding conditions for the Tranche 1 Term Loan were satisfied as of June 30, 2016. Therefore, the Company issued secured notes to the Lenders for aggregate gross proceeds of $15.0 million (the “Oxford/SVB Notes”), on June 30, 2016. The Company used approximately $11.0 million from the proceeds from the Oxford/SVB Notes to repay the outstanding balance under the Company’s previously existing Loan and Security Agreement with Oxford. The Company borrowed the Tranche 2 Term Loan and Tranche 3 Term Loan in November 2016 and March 2017, respectively. The maturity date for all the Oxford/SVB Term Loans was June 1, 2020.  The Company was also required to make a final payment equal to 9.00% of the aggregate principal balances of the funded Oxford/SVB Term Loans and was being accrued as additional interest expense over the term of the Oxford/SVB Notes using the effective interest method.

Proceeds from the Solar Term Loan were used to repay the remaining balance of the Oxford/SVB Term Loans, which were subject to a prepayment fee equal to $0.1 million.

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

The 2025 Notes are guaranteed on a senior unsecured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated, and may be guaranteed by certain future subsidiaries. The subsidiary guarantor is 100% owned, the guarantee is full and unconditional and joint and several and the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantor are minor.

In connection with the issuance of the 2025 Notes, the Company incurred $4.3 million in debt issuance costs and debt discounts. Several note holders of the 2025 Notes were also note holders of the 2023 Notes, and as a result, these transactions qualified as loan modifications.  The associated debt issuance costs were allocated between the portion of 2025 Notes purchased by new note holders, and of 2025 Notes purchased by existing 2023 Note holders.  Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred.  The third-party costs associated with the new note holders are also deferred as discounts that are amortized as additional interest expense over the term of the notes.  Of the $4.3 million, $3.3 million were expensed for loan modifications are recorded within other income (expense) on the consolidated statement of operations and comprehensive loss and $1.0 million were deferred as discounts to the debt.

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision.  The Company recorded the fair value of the embedded features in the amount of $38.3 million as a debt discount and derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.  The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Based upon recent trading prices (Level 2 — market approach) and other observable inputs, including the Company’s common stock, implied volatility, and risky (bond) rate, the fair value of the Company’s 2025 Notes, excluding the embedded features, were $53.6 million as of December 31, 2019.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at September 30, 2019.

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

The 2023 Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility and risky (bond) rate.  The fair value of the Company’s 2023 Notes, excluding the embedded features, was $11.9 million as of December 31, 2019 and $41 million at December 31, 2018.

In the year ended December 31, 2018, the Company issued 85,007 shares of common stock upon the conversion of $250,000 in aggregate principal amount of the 2023 Notes. There were no conversions of 2023 Notes in the year ended December 31, 2019.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Solar Term Loan	45,000	(1,466)	(100)	43,434
2023 Notes	15,700	(3,900)	-	11,800
2025 Notes	82,000	(46,482)	(708)	34,810

	December 31, 2018
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Oxford / SVB Term	15,000	(114)	(103)	14,783
2023 Notes	52,700	(16,597)	-	36,103

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Year ended December 31, 2019
	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,759	60	-	1,819
Oxford / SVB Term	7.37%	900	56	-	956
2023 Notes	5.25%	2,130	2,500	398	5,028
2025 Notes	5.25%	2,034	2,360	-	4,394
Total		6,823	4,976	398	12,197

Interest expense related to notes payable was $8.3 million, including $2.9 million for amortization of issuance fees and discounts on the 2023 Notes, and $3.1 million for the years ended December 31, 2018 and 2017, respectively.

The following are the scheduled maturities of the Solar Term Loan, 2025 Notes and 2023 Notes as of December 31, 2019:

2020	$—
2021	6,250
2022	15,000
2023	30,700
Thereafter	90,750
Total	$142,700

11.Stockholders’ Equity (Deficit)

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

Common Stock

As of December  31, 2019 and December 31, 2018, the Company’s authorized capital stock included 450,000,000 shares of common stock, par value $0.001 per share. The Company had 203,452,812 and 176,918,381 shares of common stock issued and outstanding at December  31, 2019 and December 31, 2018, respectively.

Preferred Stock

As of December 31, 2019 and 2018, the Company’s authorized capital stock included 5,000,000 shares and 0 shares of undesignated preferred stock, par value $0.001 per share, respectively. No shares of preferred stock were outstanding as of December 31, 2019 or 2018.

Stock Purchase Warrants

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

12.  Stock-Based Compensation

2015 Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), under which incentive stock options and non-qualified stock options may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions. In February 2016, the Company’s board of directors adopted and the Company’s stockholders approved an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”), which became effective on February 20, 2016. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2019, 4,852,081 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2020, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 11,972,929 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan(the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of nonstatutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2019, 901,697 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016.  The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock.  At December 31, 2019 there were 4,873,706 shares of common stock available for issuance under the 2016 ESPP.

       The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019.  On February 1, 2020, there were 566,573 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 6,253,301 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Stock option activity under the Plans during the years ended December 31, 2019, 2018 and 2017  is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2016	11,389	$1.26
Granted	5,674	$2.24
Exercised	(509)	$0.64
Cancelled/forfeited	(159)	$2.47
Options outstanding as of December 31, 2017	16,395	$1.61	7.20
Granted	7,533	$3.03
Exercised	(1,439)	$1.20
Cancelled/forfeited	(1,031)	$2.43
Options outstanding as of December 31, 2018	21,458	1.61	6.68
Granted	9,294	$2.54
Exercised	(88)	$1.26
Cancelled/forfeited	(6,446)	$2.48
Options outstanding as of December 31, 2019	24,218		6.64

Options vested and expected to vest as of December 31, 2019	24,218	$2.16
Options exercisable as of December 31, 2019	14,346	$1.85	5.37

The weighted average grant-date fair value of stock option awards granted in 2019, 2018 and 2017 was $1.60,  $1.91, and $1.36 per share, respectively.

For the years ended December 31, 2019 and 2018 and 2017, 87,591,  1,438,671, and 508,625 options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $0.2 million, $3.7 million, and $1.0 million, respectively.

The total fair value of options that vested during 2019 and 2018 were approximately $8.2 million and $5.4 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2019 was $2.0 million. The aggregate intrinsic value of stock options outstanding at December 31, 2019 was $2.0 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2019.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2019 and 2018 was $1.64 and $1.76 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised and forfeited/cancelled for the year ended December 31, 2019 were $1.72,  $1.50 and $1.71 per share, respectively

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2019			2018			2017
Expected term of options (in years)			6.5			6.5			6.5
Expected volatility rate	64.49	-	67.16%	63.52	-	66.95%	60.66	-	75.43%
Risk-free interest rate	1.60	-	2.64%	2.45	-	3.08%	1.90	-	2.30%
Expected dividend yield			0%			0%			0%

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

The Company utilizes comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures as they occur.

Employee stock-based compensation expense for employee granted stock options was $8.1 million, $6.4 million, and $4.1 million for the years ended December 31, 2019 and 2018 and 2017, respectively, classified as follows (in thousands):

	December 31,
	2019	2018	2017
Cost of sales	$153	$—
Sales and marketing	3,001	1,685	$509
Research and development	1,600	1,364	930
General and administrative	3,298	3,326	2,659
Total stock-based compensation	$8,052	$6,375	$4,098

As of December 31, 2019, there was $14.8 million of total unrecognized compensation cost related to non-vested employee stock option awards, which is expected to be recognized over a weighted average period of 2.64 years. There was no unrecognized compensation cost related to non-vested restricted stock awards as of December 31, 2019.

Restricted Stock Units

The Company issued 142,600 and 91,786 shares of restricted stock units in lieu of cash payment to members of the Board of Directors during 2019 and 2018, respectively.  The restricted stock units immediately vest upon issuance.  The weighted average share price on date of exercise for restricted stock awards was $1.72 and $3.40 for the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense for restricted stock awards was $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017 respectively, all of which was classified as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

13.Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets.  The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities )	2019	2018

Deferred Tax Assets:
Net operating loss carryforwards	$94,630	$67,823
Capitalized start-up costs	9,353	10,487
R&E credit carryforwards	9,405	7,875
Stock-based compensation	2,978	2,024
Change in fair value of derivative liability	5,916	3,978
Other	2,495	355
Total deferred tax asset	124,777	92,542
Valuation allowance	(113,169)	(89,123)
Net deferred tax assets	$11,608	$3,419
Deferred tax liabilities:
ROU amortization	(637)	—
Amortization of debt discount	(10,971)	(3,419)
Total deferred tax liability	(11,608)	(3,419)
Net deferred tax assets	$—	$—

The net change in valuation allowance for the years ended December 31, 2019 and 2018 was a net increase of $24 million and a net increase of $12.7 million, respectively.

The increase in valuation allowance is primarily due to net losses and credits incurred in 2019. This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. Capitalized start-up costs represent expenses incurred in the organization and start-up of the Company. For U.S. federal and state tax purposes, start-up and organizational costs incurred before October 22, 2004 will be amortized over sixty months and those incurred on and after October 22, 2004 will be amortized over one hundred and eighty months beginning in the current year. At December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of $419.2 million and had research and experimental credit carryforwards of $9.4 million. NOL carryforwards in the amount of 199.5 million will expire in varying amounts between 2020 and 2038. NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years. No income tax benefit was recognized in the Company’s consolidated statement of operations and comprehensive loss for stock-based compensation arrangements due to the Company’s net loss position.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Tax at U.S. Federal Statutory rate	21.00%	21.00%	34.00%
State taxes, net	1.57	2.27	5.15
Research and development credit	1.32	1.27	1.79
Tax reform	—	—	(52.54)
State tax rates changes	(2.17)	(10.64)	—
Other non-deductible items	(0.91)	(0.39)	(0.86)
Increase (decrease) in valuation allowance	(20.81)	(13.51)	12.46
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate used to calculate deferred tax liabilities and assets as of December 31, 2017 was 34%. The Tax Cuts and Jobs (the “Act”) was enacted into law as of December 22, 2017. Among other provisions, the Act reduced the federal tax rate to 21% effective for the Company as of January 1, 2018. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company's deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. As a result of the tax rate, the Company’s deferred tax assets were decreased by $30.8 million and the valuation allowance was decreased by the same amount, resulting in no net tax expense. The federal tax rate remained unchanged at 21% for the 2019 tax year.  The change in the state tax rate from 2018 to 2019, and 2017 to 2018, respectively, is primarily due to changes in applicable state apportionment factors and additional jurisdictions.

The Company recognized the income tax effects of the Act in its financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Act was signed into law. In accordance with Staff Accounting Bulletin No. 118, as of December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Act and no adjustments to the provisional income tax effects were required.

A breakdown of the Company’s uncertain tax position during 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Gross unrecognized tax benefit at beginning of year	$1,969	$1,670	$1,383
Increase from tax positions taken in prior years	—	—	22
Increase from tax positions in current year	396	323	265
Lapse of statute of limitations / expiration	(14)	(24)	—
Gross unrecognized tax benefit at end of year	$2,351	$1,969	$1,670

The Company did not incur any penalties or interest payable to taxing authorities in 2019, 2018 and 2017.

The Company’s U.S. Federal and state income tax returns from 2000 to 2018 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

14. Related Party Transactions

Roche Holding A.G, through their ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. For the years ended December 31, 2019 and 2018, revenues from Roche were $16.4 million and $16.2 million, respectively, and amounts due from them were $7.1 million and $6.3 million, respectively.  At December 31, 2019, the Company had committed replacement obligations under warranties in the amount of $0.6 million.  At December 31, 2018. the Company had deferred revenue of $0.6 million related to Roche, which was earned and recognized during 2019.

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

The fair value of money market funds and other investments classified as cash and cash equivalents are based on period-end statements supplied by the various banks and brokers that hold the majority of the funds . The valuation technique used to measure the fair value of the Company’s debt instruments is based on the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky bond rate, and trade data when available.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$37,769	$37,769	$—	$—
Commercial	13,870	—	13,870	—
Corporate bonds	6,256	—	6,256	—
Liabilities
Embedded features of the 2023 Notes	$664	$—	$—	$664
Embedded features of the 2025 Notes	$25,543	$—	$25,543	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Embedded features of the 2023 Notes	$17,091	$—	$—	$17,091

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of the
the Notes
December 31, 2018	$17,091
Change in derivative liabilities (including the partial settlement of the 2023 Notes)	(16,427)
December 31,2019	$664

The recurring Level 3 fair value measurements of the embedded features of the 2023 Notes include the following significant unobservable inputs:

Unobservable Inputs	Assumptions
Risky (bond) rate	16.4%
Stock price volatility	68%
Probabilities of make-whole provision	7.8% - 83.7%
Time period until maturity (yrs)	3.09
Dividend yield	—%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1,  Level 2, or Level 3 during the years ended December 31, 2019 and 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

16.Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal years 2019 and 2018 is presented in the following table (in thousands, except per share data):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2019:
Revenue, net, primarily from a related party	$3,423	$4,607	$4,319	$8,953
Gross profit	$(3,310)	$(4,553)	$(3,340)	$(8,244)
Operating expenses	$26,458	$30,100	$28,024	$26,632
Operating loss	$(29,768)	$(34,653)	$(31,364)	$(34,877)
Net loss	$(29,365)	$(31,074)	$(19,499)	$(35,611)
Basic and diluted net loss per share (1)	$(0.17)	$(0.17)	$(0.10)	$(0.18)

2018:
Revenue, net, primarily from a related party	$2,946	$3,623	$5,158	$7,186
Gross profit	$(362)	$(216)	$(2,584)	$(4,984)
Operating expenses	$15,565	$19,848	$20,391	$23,628
Operating loss	$15,927	$20,064	$22,975	$28,612
Net loss	$22,273	$32,496	$31,881	$7,321
Basic and diluted net loss per share (1)	$(0.16)	$(0.23)	$(0.18)	$(0.04)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

17. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the period ended December 31, 2019 and 2018 has no such contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, we identified a material weakness in our internal control over financing reporting during the fourth quarter of 2019 related to inventory controls.  This was successfully remediated during the same quarter of 2019.  As a result, we have no material weaknesses in internal control over financial reporting at December 31, 2019, which aligns with our independent registered public accounting firm’s attestation report included elsewhere in this Annual Report on Form 10-K, which is required to include disclosure of any material weaknesses identified by the Company in its internal control over financial reporting that existed at the reporting date.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

4.4

Second Supplemental Indenture, dated July 25, 2019, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on July 27, 2019).

4.5

Indenture, dated July 25, 2019, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on July 27, 2019).

4.6	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1), filed with the Commission on July 29, 2019).
4.7	Description of Senseonics Holdings, Inc. Common Stock.
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

10.12

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

10.16+	Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.17+	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 333-198168) filed on March 15, 2019).

Exhibit Number	Description of Document
10.18

Letter Agreement, by and among the Registrant, Senseonics, Incorporated and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.19

Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, by and between the Registrant and Stephen P. DeFalco, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on June 21, 2016).

10.20#

Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.21

Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.22#

Amendment to Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of November 28, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on February 23, 2017).

10.23

Open Market Sales Agreement, dated November 27, 2019, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on November 27, 2019).

10.24

Registration Rights Agreement, dated as of July 25, 2019, by and among the Company, the Subsidiary and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

10.25

Loan and Security Agreement among Solar Capital Ltd., the Lenders, Senseonics, Incorporated and the Company dated as of July 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 17, 2019).

10.26

Form of Warrant issued pursuant to the Solar Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 17, 2019).

10.27+

Executive Employment Agreement, by and between Senseonics, Incorporated and Francine Kaufman, effective as of May 4, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on May 9, 2019).

10.28

Fourth Amendment to Distribution Agreement, dated as of January 31, 2019, by and among Senseonics, Incorporated, Roche Diagnostics International AG, Basel Branch Diabetes Care and Roche Diabetes Care GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on May 9, 2019).

10.29#

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.30+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.31##*	Fifth Amendment to Distribution Agreement, by and among Senseonics, Incorporated, Roche Diagnostics International AG and Roche Diabetes Care GmbH, dated as of December 12, 2019.
10.32+*	Amended and Restated Employment Agreement, by and between Senseonics, Incorporated and Nick B. Tressler, effective as of November 12, 2019.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (contained on signature page hereto).
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

Exhibit Number	Description of Document
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

##Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSEONICS HOLDINGS, INC.
By:	/s/ Timothy T. Goodnow, Ph.D.
Timothy T. Goodnow, Ph.D.
President and Chief Executive Officer

Date: March 16, 2020

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy T. Goodnow, Ph.D., and Nick B. Tressler,  jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Senseonics Holdings, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 16, 2020
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ NICK B. TRESSLER	Chief Financial Officer	March 16, 2020
Nick Tressler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 16, 2020
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 16, 2020
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 16, 2020
Edward J. Fiorentino

/s/ Peter Justin Klein, M.D., J.D.	Director	March 16, 2020
Peter Justin Klein, M.D., J.D.

/s/ Douglas Prince	Director	March 16, 2020
Douglas Prince

/s/ DOUGLAS ROEDER	Director	March 16, 2020
Douglas Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 16, 2020
Francine Kaufman, M.D.