Form 10-K/A
period 2019-12-31
Senseonics Holdings, Inc.
filed 2020-04-28
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	SENS	NYSE American

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

As of April 20, 2020, 204,548,937 shares of common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

Senseonics Holdings, Inc. (the “Registrant”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (File Number 001-37717) (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The principal purpose of the Amendment is to include in Part III the information that previously was to be incorporated by reference from the proxy statement for the Registrant’s 2020 Annual Meeting of Shareholders. This Amendment hereby provides the additional information required by Part III, Items 10 through 14 of the Form 10-K. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended to include additional exhibits 10.1 to 10.8 as well as new certifications by the Registrant’s principal executive officer and principal financial officer as exhibits 31.1 and 31.2.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Senseonics,” “we,” “us,” “our,” “ours” and “the Company” or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers, including their ages as of the date hereof. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Executive Officers:
Timothy T. Goodnow, Ph.D.	58	President, Chief Executive Officer and Director
Francine R. Kaufman, M.D.	69	Chief Medical Officer and Director
Nick B. Tressler	47	Chief Financial Officer, Secretary and Treasurer
Mukul Jain, Ph.D.	47	Chief Operating Officer
Mirasol Panlilio	55	Vice President and General Manager, Global Commercial Operations

Non-Employee Directors:
Stephen Edelman, M.D.	64	Director
Edward J. Fiorentio	61	Director
Peter Justin Klein, M.D., J.D.	42	Director
Stephen P. DeFalco	59	Director
Douglas S. Prince	66	Director
Douglas A. Roeder	49	Director

Executive Officers

Timothy T. Goodnow, Ph.D.

Dr. Goodnow was elected as one of our directors and was appointed as our President and Chief Executive Officer in December 2015. From 2010 to December 2015, Dr. Goodnow served on the board of directors of Senseonics, Incorporated and he served as the President and Chief Executive Officer of Senseonics, Incorporated from 2011 to December 2015. Dr. Goodnow served as Vice President, Technical Operations of Abbott Diabetes Care, a healthcare company, from 2000 to 2011. Prior to that, he held positions at TheraSense, Verax Biomedical, Inc. and Dade Behring and Baxter Healthcare. Dr. Goodnow received his Ph.D. and B.S. in chemistry from The University of Miami. Our Board of Directors believes that Dr. Goodnow's experience as our Chief Executive Officer, his background in medical device development and his knowledge of the diabetes industry qualify him to serve as a director of our company.

Francine R. Kaufman, M.D.

Dr. Kaufman was appointed as one of our directors in November 2019 and was appointed as our Chief Medical Officer in March 2019. Prior to joining our company, Dr. Kaufman served as Chief Medical Officer and Vice President of Global Clinical, Regulatory and Medical Affairs at Medtronic Diabetes from 2009 to January 2019. Prior to that, she served as Director of the Comprehensive Childhood Diabetes Center, and head of the Center for Endocrinology, Diabetes and Metabolism at Children's Hospital Los Angeles from 1991 to 2009. Dr. Kaufman is also a Distinguished Professor Emerita of Pediatrics and Communications at the Keck School of Medicine and the Annenberg School of Communications of the University of Southern California. She was formerly the president of the American Diabetes Association in 2003 and chair of the National Diabetes Education Program from 2008 to 2009. Dr. Kaufman was also elected to the National Academy of Medicine in 2005. She was also an advisor to the Governor on the California Initiative on Health, Fitness and Obesity in 2007. Dr. Kaufman received her B.A. from Northwestern University and her M.D. from Chicago Medical School. Our Board of Directors believes that Dr. Kaufman’s experience as our Chief Medical Officer, her background in medical device development and her medical expertise with diabetes qualify her to serve as a director of our company.

Nick Tressler

Mr. Tressler was appointed as our Chief Financial Officer in November 2019 and previously served as our Senior Director, Financial Planning and Analysis since March 2019. Prior to joining our company, Mr. Tressler served as a strategic and financial consultant for several biopharmaceutical companies from April 2018 to March 2019. Prior to that, Mr. Tressler was the Vice President, Financial Planning and Analysis at Sucampo Pharmaceuticals, Inc., a public global biopharmaceutical company, from May 2016 to April 2018. Prior to Sucampo, Mr. Tressler was a Site Controller at AstraZeneca PLC, a public global biopharmaceutical company, from 2013 to May 2016. Mr. Tressler holds a M.B.A. from The Johns Hopkins University Carey Business School and a B.S. from the University of Maryland College Park Robert H. Smith School of Business.

Mukul Jain, Ph.D.

Dr. Jain was appointed as our Chief Operating Officer in January 2017. Dr. Jain previously served as our Vice President Operations, Quality and Regulatory from December 2015 to January 2017. Dr. Jain served as Senior Director, Quality and Regulatory of Senseonics, Incorporated from 2012 to 2014 and as Vice President Operations, Quality and Regulatory of Senseonics, Incorporated from 2014 to December 2015. Prior to that, Dr. Jain held various positions at Medtronic, Inc., a medical technology and services company, from 1999 to 2012, most recently as a senior program manager. Dr. Jain received his M.B.A. from the University of Minnesota, Carlson School of Management, his Ph.D. in chemical engineering from the University of South Carolina and his B.Tech. from the Indian Institute of Technology, Kanpur.

Mirasol Panlilio

Ms. Panlilio was appointed as our Vice President and General Manager, Global Commercial Operations in June 2017. Prior to that, Ms. Panlilio served as Vice President, Global Sales and Marketing from December 2015 to June 2017. Ms. Panlilio served as the Vice President, Global Sales and Marketing of Senseonics, Incorporated from 2014 to December 2015. Prior to joining Senseonics, Incorporated, Ms. Panlilio served as Vice President, Global Marketing and Sales at Viveve, Inc. from 2012 to 2014, an Independent Marketing Consultant at MGP Retail Consulting, LLC from 2011 to 2014, Vice President of Sales and Marketing for Arkal Medical, Inc. from 2010 to 2011 and Vice President of Marketing and Sales at VeraLight, Inc. from 2007 to 2010. From 2003 to 2007, Ms. Panlilio worked at Abbott Diabetes Care. Ms. Panlilio received her B.S. in business administration from San Jose State University.

Non-Employee Directors

Steven Edelman, M.D.

Dr. Edelman was elected to our Board of Directors in September 2016. Dr. Edelman has served as a Professor of Medicine in the Division of Endocrinology, Diabetes & Metabolism at the University of California, San Diego and the Veterans Affairs Healthcare System of San Diego since 2001. He also currently serves as a director of Taking Control of Your Diabetes, a non-profit organization promoting patient education, motivation and self-advocacy that he founded in 1995, and the Diabetes Care Clinic VA Medical Center. Dr. Edelman received his B.A. and his M.S. in Biology from the University of California, Los Angeles and his M.D. from the University of California, Davis. Our Board of Directors believes that Dr. Edelman's substantial diabetes industry experience qualifies him to serve as a director of our company.

Edward J. Fiorentino

Mr. Fiorentino was elected to our Board of Directors in December 2015. Mr. Fiorentino served on the Senseonics, Incorporated Board of Directors from March 2012 to December 2015. Since March 2016, Mr. Fiorentino has served as Chairman and Chief Executive Officer of TerSera Therapeutics, a specialty pharmaceutical company. From 2013 to January 2016, Mr. Fiorentino has served as Chairman and Chief Executive Officer of Crealta Pharmaceuticals, a specialty pharmaceutical company. From 2009 to 2013, he was the Chief Executive Officer of Actient Pharmaceuticals. Prior to Actient, Mr. Fiorentino served in various positions at Abbott Laboratories, including Corporate Vice President of Pharmaceutical Commercial Operations, for more than 20 years. He also previously served as Senior Vice President and President of Abbott Diabetes Care and was Executive Vice President of TAP Pharmaceuticals. Mr. Fiorentino began his career with Bristol-Myers. Mr. Fiorentino received his B.S. in Business Administration from the State University of New York and his M.B.A. from Syracuse University. Our Board of Directors believes that Mr. Fiorentino's substantial healthcare and pharmaceutical experience qualifies him to serve as a director of our company.

Peter Justin Klein, M.D., J.D.

Dr. Klein was elected to our Board of Directors in December 2015. Dr. Klein served on the Senseonics, Incorporated Board of Directors from 2013 to December 2015. Since December 2018, Dr. Klein has served as a Managing Director at Vensana Capital Management, LLC. Dr. Klein currently serves as a director of PhaseBio Pharmaceuticals, Inc. and several private life sciences companies. From 2012 to December 2018, Dr. Klein served as a Partner at NEA. Prior to joining NEA, Dr. Klein worked for the Duke University Health System. Dr. Klein received his A.B., B.S. and M.D. from Duke University and his J.D. from Harvard Law School. Our Board of Directors believes that Dr. Klein's significant legal and medical expertise in healthcare and his services as a venture capital investor and director of multiple biotechnology and medical device companies qualify him to serve as a director of our company.

Stephen P. DeFalco

Mr. DeFalco was elected as a director and our chairman in December 2015. Mr. DeFalco served as chairman of the Senseonics, Incorporated board of directors from 2010 to December 2015 and served as Senseonics, Incorporated's interim Chief Executive Officer from 2010 to 2011. In August 2019, Mr. DeFalco became the Chairman and Chief Executive Officer of Creation Technologies. From April 2018 to August 2019, Mr. DeFalco was a partner at Lindsay Goldberg & Co LLC. From 2011 until January 2018, Mr. DeFalco served as the Chief Executive Officer of Crane & Co, Inc., a global technology company, and also served on its board of directors. Previously, from 2005 to 2010, he served as the Chief Executive Officer and on the board of directors of Nordion Inc. (formerly MDS Inc.), a public life sciences company. Mr. DeFalco received his M.B.A. from the Massachusetts Institute of Technology—Sloan School of Management, his M.S.E.E. from Syracuse University and his B.S.M.E. from the Massachusetts Institute of Technology. Our Board of Directors believes that Mr. DeFalco's leadership, executive, managerial and business experience with life sciences companies qualifies him to serve as a director of our company.

Douglas S. Prince

Mr. Prince was elected to our Board of Directors in December 2015. Mr. Prince served on the Senseonics, Incorporated board of directors from February 2015 to December 2015. Mr. Prince served as the Chief Financial Officer of Crane & Co., Inc., a global technology company, from 2013 to January 2018. From 2010 to 2013, Mr. Prince served as the Chief Financial Officer of Northern Power Systems Corp., an energy technology company. From 2007 to 2010, Mr. Prince served as Chief Financial Officer of Nordion Inc. (formerly MDS Inc.), a public life sciences company. Since November 2019, Mr. Prince has also served on the Board of Directors of Creation Technologies, a private electronics manufacturing services company. Mr. Prince received his B.B.A. in Business Administration from the University of Kentucky. Our Board of Directors believes that Mr. Prince's executive experience and financial expertise qualify him to serve as a director of our company.

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

Audit Committee

Our Audit Committee is composed of three directors: Mr. Prince, Dr. Klein and Mr. Fiorentino.

Our Board of Directors reviews the NYSE American listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Section 803B of the NYSE American Company Guide and under Rule 10A-3 under the Exchange Act).

Our Board of Directors has also determined that Mr. Prince qualifies as an "audit committee financial expert," as defined in applicable SEC rules. Our Board of Directors made a qualitative assessment of Mr. Prince's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Stockholder Recommendation of Director Nominees

Our Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. Our Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by our Nominating and Corporate Governance Committee to become nominees for election to our Board of Directors may do so by delivering a written recommendation to our Nominating and Corporate Governance Committee in care of our Corporate Secretary at 20451 Seneca Meadows Parkway, Germantown, Maryland 20876-7005. Any such recommendation should be delivered at least 90 days, but no more than 120 days, prior to the anniversary date of the mailing of our proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

CODE OF ETHICS

We have adopted an Amended and Restated Code of Business Conduct and Ethics, or the Code of Ethics, applicable to all of our employees, executive officers and directors. The Code of Ethics is available on our website at www.senseonics.com. Our Audit Committee is responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for executive officers and directors. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the amendment or waiver on our website.

Item 11. Executive Compensation

For the year ended December 31, 2019, our named executive officers were:

•	Timothy T. Goodnow, Ph.D., our President and Chief Executive Officer;
•	Jon D. Isaacson, our former Chief Financial Officer;
•	Mukul Jain, Ph.D., our Chief Operating Officer; and
•	Francine R. Kaufman, our Chief Medical Officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Timothy T. Goodnow	2019	536,000	1,208,880	466,320	—		2,211,200
President and Chief Executive Officer	2018	536,000	1,273,643	361,800	—		2,171,443
Jon D. Isaacson	2019	393,939	921,899	—	315,609	(3)	1,631,447
Former Chief Financial Officer
Mukul Jain, Ph.D.	2019	414,750	808,439	180,416	—		1,403,605
Chief Operating Officer	2018	395,000	810,875	177,750	—		1,383,625
Francine R. Kaufman, M.D. (4)	2019	410,625	1,131,779	179,438	—		1,721,842
Chief Medical Officer

(1)	The amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts include the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our audited consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	The amounts reflect bonus paid on the achievement of specified corporate goals, as discussed further below under "—Narrative to Summary Compensation Table—Annual Bonus."

(3)	The amounts reflect severance payments accrued for Mr. Isaacson during 2019. Mr. Isaacson served as our Chief Financial Officer from January 7, 2019 to November 15, 2019 and continued providing services to us in an advisory capacity to support a transition of responsibilities through December 31, 2019. In connection with Mr. Isaacson's departure, we entered into a Severance Agreement and Release with Mr. Isaacson, pursuant to which we agreed Mr. Isaacson would receive his then current base salary through the transition period and, following the transition period, would be eligible to receive severance payments equal to continued payment of his base salary for six months, healthcare continuation coverage through June 30, 2020, and an additional payment of $100,000 representing approximately half of Mr. Isaacson’s target bonus in 2019.

(4)	Dr. Kaufman joined as our Chief Medical Officer on March 4, 2019.

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

Our Compensation Committee has engaged Willis Towers Watson, a compensation consultant, and reviewed Willis Towers Watson's compensation data for executives at similarly sized medical device companies when determining executive compensation.

Annual Base Salary

We have entered into employment agreements with each of our named executive officers that established their initial base salaries and target bonus opportunities. These base salaries are reviewed periodically by our Compensation Committee. The following table presents the annual base salaries for each of our named executive officers for 2018, 2019 and 2020. The 2018 base salaries for Drs. Goodnow and Jain became effective on January 1, 2018, the 2019 base salaries became effective on January 1, 2019, and the 2020 base salaries became effective on January 1, 2020. Mr. Isaacson and Dr. Kaufman joined our company on January 7, 2019 and March 4, 2019, respectively, but the amounts included in the table below reflect each named executive officer’s annualized base salary for 2019.

Name	2018 Base Salary ($)	2019 Base Salary ($)	2020 Base Salary ($)
Timothy T. Goodnow	536,000	536,000	552,000
Jon D. Isaacson(1)	—	400,000	—
Mukul Jain	395,000	414,750	427,000
Francine R. Kaufman(2)		495,000	510,000

(1)	Mr. Isaacson served as our Chief Financial Officer from January 7, 2019 to November 15, 2019. Accordingly, this table does not include a 2018 or 2020 base salary for Mr. Isaacson.

(2)	Dr. Kaufman joined as our Chief Medical Officer on March 4, 2019. Accordingly, this table does not include a 2018 base salary for Dr. Kaufman.

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual salary. The following table presents the annual target bonus opportunity, as a percentage of annual base salary, for each of our named executive officers for 2018, 2019 and 2020.

Name	Target Bonus (as a % of Base Salary) (%) 2018	Target Bonus (as a % of Base Salary) (%) 2019	Target Bonus (as a % of Base Salary) (%) 2020
Timothy T. Goodnow	75	100	100
Jon D. Isaacson(1)		50	—
Mukul Jain	50	50	50
Francine R. Kaufman(2)		50	50

(1)	Mr. Isaacson served as our Chief Financial Officer from January 7, 2019 to November 15, 2019. Accordingly, this table does not include a 2018 or 2020 target bonus for Mr. Isaacson.

(2)	Dr. Kaufman joined as our Chief Medical Officer on March 4, 2019. Accordingly, this table does not include a 2018 target bonus for Dr. Kaufman.

For 2018, bonuses were based on our achievement of specified corporate goals, including achieving specified revenue and expense targets, initiation of the U.S. 180-day sensor pivotal trial and successful completion of quality audits. Based on the level of achievement, our compensation committee awarded each of Dr. Goodnow and Dr. Jain 90% of their target bonuses based on their respective 2018 base salaries.

For 2019, bonuses were based on our achievement of specified corporate goals, including achieving specified revenue targets, achieving specified customer retention targets, achieving specified payor coverage targets, completion of all patient visits in our U.S. 180-day sensor pivotal trial, achieving a cost of goods sold target for sensor kits and achieving specified quality targets. Based on the level of achievement, our compensation committee awarded each of Drs. Goodnow and Jain 87% of their target bonuses based on their respective 2019 base salaries. Dr. Kaufman also received 87% of her target bonus, pro-rated based on her start date in 2019.

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

We award stock options on the date our Compensation Committee approves the grant. We set the option exercise price equal to 100% of the per-share fair market value of our common stock on the date of grant.

In February 2018, our Compensation Committee awarded to Drs. Goodnow and Jain options to purchase 777,797 and 495,191 shares of our common stock, respectively. Each of these options was issued with an exercise price of $2.62 per share. The shares underlying the options granted to Drs. Goodnow and Jain vest in 48 equal monthly installments, subject to the named executive officer’s continued service through each applicable vesting date. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

In January 2019, our Compensation Committee awarded to Drs. Goodnow and Jain options to purchase 800,000 and 535,000 shares of our common stock, respectively. Each of these options was issued with an exercise price of $2.72 per share. The shares underlying the options granted to Drs. Goodnow and Jain vest in 48 equal monthly installments, subject to the named executive officer’s continued service through each applicable vesting date. All shares subject to vesting under these option grants will vest in full and become immediately exercisable upon the closing of a change in control of our company.

In January 2019, our Compensation Committee awarded to Mr. Isaacson an option to purchase 550,000 shares of our common stock. The option was issued with an exercise price of $2.84 per share. The option was terminated in connection with the departure of Mr. Isaacson prior to any portion of the shares vesting.

In March 2019, our Compensation Committee awarded to Dr. Kaufman an option to purchase 550,000 shares of our common stock. The option was issued with an exercise price of $3.07 per share. The shares underlying the option granted to Dr. Kaufman vest in 48 equal monthly installments, subject to Dr. Kaufman’s continued service through each applicable vesting date. All shares subject to vesting under this option grant will vest in full and become immediately exercisable upon the closing of a change in control of our company.

Outstanding Equity Awards at End of 2019

The following table provides information about outstanding options held by each of our named executive officers at December 31, 2019. All of these options were granted under the 1997 plan or the 2015 plan. None of our named executive officers held any other stock awards as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Timothy T. Goodnow	2,038,610 (1)	—	0.54	12/1/2020
	589,093 (1)	—	0.54	2/27/2021
	237,046	—	0.54	6/3/2024
	173,113	—	1.95	7/24/2025
	318,681	28,971 (3)(7)	2.97	4/12/2026
	546,875	203,125 (4)(7)	2.74	1/17/2027
	356,490	421,307 (5)(7)	2.62	2/1/2028
	183,333	616,667 (6)(7)	2.72	1/16/2029
Jon D. Isaacson	—	550,000 (2)	2.84	01/06/2029(2)
Mukul Jain	153,774	—	0.46	9/11/2023
	255,599	—	0.54	6/3/2024
	108,686	—	0.54	12/4/2024
	134,239	—	1.95	7/24/2025
	133,149	12,105 (3)(7)	2.97	4/12/2026
	229,113	85,099 (4)(7)	2.73	1/20/2027
	226,962	268,229 (5)(7)	2.62	2/1/2028
	122,604	412,396 (6)(7)	2.72	1/16/2029
Francine R Kaufman	—	550,000 (7)(8)	3.07	3/03/2029

(1)	In March 2020, Dr. Goodnow exercised a portion of these options with respect to an aggregate of 160,000 shares pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which trading plan provided for the periodic exercises of these options in full over their respective remaining terms, as the options would expire worthless if not exercised by their respective expiration dates. After the March 2020 exercises, Dr. Goodnow voluntarily agreed to forfeit the remainder of these options and terminated the related Rule 10b5-1 plan. Accordingly, these options are no longer outstanding as of the date of hereof.

(2)	One-fourth of the shares underlying this option were scheduled to vest on January 7, 2020 and the remaining shares were scheduled to vest in 36 equal monthly installments thereafter, subject to Mr. Isaacson’s continued service through each applicable vesting date. However, Mr. Isaacson ceased serving as our Chief Financial Officer on November 15, 2019. Thereafter, Mr. Isaacson continued providing services to us in an advisory capacity to support a transition of responsibilities until December 31, 2019. Accordingly, this option ceased vesting on December 31, 2019, at which point no shares were vested. Subsequent to December 31, 2019, the option expired in accordance with its terms.

(3)	The remaining unvested shares underlying this option vest in 4 equal monthly installments, subject to the officer's continued service through each applicable vesting date.

(4)	The remaining unvested shares underlying this option vest in 13 equal monthly installments, subject to the officer's continued service through each applicable vesting date.

(5)	The remaining unvested shares underlying this option vest in 26 equal monthly installments, subject to the officer's continued service through each applicable vesting date.

(6)	The remaining unvested shares underlying this option vest in 37 equal monthly installments, subject to the officer's continued service through each applicable vesting date.

(7)	The shares subject to these options will become immediately vested and exercisable in certain circumstances related to a change in control of our company. See “Narrative to Summary Compensation Table—Long-Term Incentives” above and "—Employment Agreements, Severance and Change in Control Arrangements" below.

(8)	One-fourth of the shares underlying this option vest on March 4, 2020 and the remaining shares vest in 36 equal monthly installments thereafter, subject to Dr. Kaufman’s continued service through each applicable vesting date.

Employment Agreements, Severance and Change in Control Arrangements

Below are descriptions of employment agreements that our named executive officers entered into with us or Senseonics, Incorporated.

Agreement with Dr. Goodnow

In July 2015, Senseonics, Incorporated entered into an amended and restated employment agreement with Dr. Goodnow that governs the terms of his employment with us. Pursuant to the agreement, Dr. Goodnow was originally entitled to an annual base salary of $365,791 and was originally eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our Board of Directors. If Dr. Goodnow's employment is terminated by us without “cause” or if he resigns for “good reason” (each as defined in his employment agreement), he would be entitled to receive severance payments equal to continued payment of his base salary for 18 months, 100% of his target bonus, healthcare continuation coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. If Dr. Goodnow's employment is terminated by us without cause or if he resigns for good reason, coincident with a change in control (as defined in his employment agreement), he would be entitled to the benefits described above, although he would be entitled to 150%, rather than 100%, of his target bonus, and 50% of his then unvested equity awards would become fully vested. Additionally, if Dr. Goodnow's employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of his then unvested equity awards shall become fully vested. Additionally, all of the options granted to Dr. Goodnow prior to our public offering in March 2016 will become fully vested upon a change in control.

Agreement with Dr. Jain

In July 2015, Senseonics, Incorporated entered into an amended and restated employment agreement with Dr. Jain, which was subsequently amended in April 2018, that governs the terms of his employment with us. Pursuant to the agreement as amended, Dr. Jain is entitled to an annual base salary of $376,000 subject to review and adjustment by our Board of Directors and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our Board of Directors. If Dr. Jain's employment is terminated by us without “cause” or if he resigns for “good reason” (each as defined in his employment agreement), he would be entitled to receive severance payments equal to continued payment of his base salary for one year, a prorated portion of his target bonus for the year in which his service is terminated, healthcare continuation coverage for up to one year, and reimbursement of expenses owed to him through the date of his termination. If Dr. Jain's employment is terminated by us without cause or if he resigns for good reason, coincident with a change in control (as defined in his employment agreement), he would be entitled to the benefits described above, although in lieu of the bonus described above, he would be entitled to 125% of his target bonus, and 50% of his then unvested equity awards would become fully vested. Additionally, if Dr. Jain's employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of his then unvested equity awards would become fully vested. Additionally, all of the options granted to Dr. Jain prior to our public offering in March 2016 will become fully vested upon a change in control.

Agreements with Mr. Isaacson

In January 2019, Senseonics, Incorporated entered into an employment agreement with Mr. Isaacson that governed the terms of his employment with us. Pursuant to the terms of his employment agreement, Mr. Isaacson was entitled to an annual base salary of $400,000 and was eligible to receive an annual performance bonus of up to 50% of his annual base salary based upon our board of directors’ assessment of Mr. Isaacson’s performance and our attainment of targeted goals as set by our Board of Directors in their sole discretion.   Pursuant to his employment agreement, Mr. Isaacson also entered into an ideas, inventions, competition and confidentiality agreement with us.

In connection with Mr. Isaacson’s departure, on November 12, 2019, we and Mr. Isaacson entered into a Severance Agreement and Release. In connection with his separation, Mr. Isaacson continued providing services to us in an advisory capacity to support a transition of responsibilities until December 31, 2019. The Severance Agreement and Release provided that Mr. Isaacson would continue to receive his base salary through the transition period and, following the transition period, would be eligible to receive severance payments equal to continued payment of his base salary for six months, healthcare continuance coverage through June 30, 2020, and a payment of $100,000 representing approximately half of Mr. Isaacson’s target bonus in 2019. The Severance Agreement and Release contained a release and certain restrictive covenants that are binding upon Mr. Isaacson.

Agreement with Dr. Kaufman

In March 2019, Senseonics, Incorporated entered into an employment agreement with Dr. Kaufman that governs the terms of her employment with us. Pursuant to the agreement, Dr. Kaufman is entitled to an annual base salary of $495,000 subject to review and adjustment by our Board of Directors and is eligible to receive an annual performance bonus of up to 50% of her base salary, as determined by our Board of Directors. If Dr. Kaufman’s employment is terminated by us without “cause” or if she resigns for “good reason” (each as defined in her employment agreement), she would be entitled to receive severance payments equal to continued payment of her base salary for nine months, a prorated portion of her target bonus for the year in which her service is terminated, healthcare continuation coverage for up to one year, and reimbursement of expenses owed to her through the date of her termination. If Dr. Kaufman’s employment is terminated by us without cause or if she resigns for good reason, coincident with a change in control (as defined in her employment agreement), she would be entitled to the benefits described above, although in lieu of the bonus described above, she would be entitled severance payments equal to continued payment of her base salary for one year and she would be entitled to 125% of her target bonus. Additionally, if Dr. Kaufman’s employment is terminated by us or any successor entity without cause within 12 months following a change in control, then 100% of her then unvested equity awards would become fully vested.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the U.S. Internal Revenue Code of 1986, as amended, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan's trustee, subject to participants' ability to give investment directions by following specified procedures. We currently make up to a 1% discretionary contribution or matching contribution to our 401(k) plan.

Non-Employee Director Compensation

In February 2016, our Board of Directors approved a non-employee director compensation policy which became effective upon the completion of our 2016 public offering. Under this non-employee director compensation policy, we pay each of our non-employee directors a cash retainer for service on our Board of Directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board of Directors. No retainers were paid in respect of any period prior to the completion of our 2016 public offering. In October 2018, we amended our non-employee director compensation policy to increase the annual service retainers, based upon market data of comparable companies and recommendations presented by Willis Towers Watson. The retainers paid to non-employee directors for service on our Board of Directors and for service on each committee of our Board of Directors on which the director is a member are as follows:

	Member Annual Service Retainer	Chairman Additional Annual Service Retainer
Board of Directors	$37,500	$30,000
Audit Committee	7,500	11,250
Compensation Committee	6,000	6,600
Nominating and Corporate Governance Committee	4,000	3,625

Our non-employee director compensation policy permits non-employee directors to elect to receive all or a portion of the annual cash compensation in the form of shares of our common stock. In addition, under our non-employee director compensation policy, each non-employee director elected to our Board of Directors will receive an option to purchase shares of common stock with an aggregate Black-Scholes option value of $212,500. The shares subject to each such stock option will vest monthly over a three year period, subject to the non-employee director's continued service as a director through each applicable vesting date. Further, on the date of each annual meeting of stockholders each non-employee director that continues to serve as a non-employee member on our Board of Directors will receive an option to purchase shares of common stock with an aggregate Black-Scholes option value of $106,500. The shares subject to each such stock option will vest on the one year anniversary of the grant date, subject to the director's continued service as a non-employee director through each applicable vesting date. The exercise price of these options will equal the fair market value of our common stock on the date of grant. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors' interests with those of our stockholders.

Director Compensation Table

The following table sets forth information regarding compensation earned during the year ended December 31, 2019 by our non-employee directors for service on our Board of Directors from January 1, 2019 to December 31, 2019. Timothy T. Goodnow, our President and Chief Executive Officer, and Francine R. Kaufman, our Chief Medical Officer, also served on our Board of Directors, but did not receive any additional compensation for their service as directors and therefore are not included in the table below. The compensation of Drs. Goodnow and Kaufman as named executive officers is set forth above under "Executive Compensation—Summary Compensation Table."

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Stephen P. DeFalco(3)	75,125	106,500	181,625
M. James Barrett(4)	20,750	106,500	117,500
Edward J. Fiorentino(5)	51,000	106,500	157,500
Justin Klein(3)	51,000	106,500	157,500
Douglas S. Prince(5)	60,250	106,500	166,750
Douglas A. Roeder(3)	54,100	106,500	160,600
Steven Edelman(6)	47,500	106,500	154,000

(1)	In 2019, we granted Messrs. DeFalco, Fiorentino, Klein, Prince and Edelman fully vested restricted stock units covering an aggregate of 59,579, 39,798, 19,898, 23,482 and 37,085 shares of common stock, respectively, in lieu of aggregate quarterly retainer fees of $78,249, $51,624, $25,811, $30,434 and $48,123, respectively.

(2)	The amounts in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the full grant date fair value for stock options granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)	As of December 31, 2019, this director held options to purchase 321,223 shares of our common stock.

(4)	Dr. Barrett resigned from our Board of Directors effective June 30, 2019. As of December 31, 2019, Dr. Barrett held no options to purchase shares of our common stock.

(5)	As of December 31, 2019, this director held options to purchase 405,123 shares of our common stock.

(6)	As of December 31, 2019, this director held options to purchase 361,193 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2020 by (i) each director; (ii) each of our named executive officers; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o Senseonics Holdings, Inc., 20451 Seneca Meadows Parkway, Germantown, MD 20876.

This table is based upon information supplied by our named executive officers, directors and principal stockholders and a review of Schedule 13G and Schedule 13D and Section 16 filings with the SEC. Unless otherwise indicated in the footnotes to the table and subject to common property laws where applicable, we believe that each stockholder named in the table has sole voting and investment power with regard to the shares indicated as being beneficially owned. Applicable percentages are based on 204,448,191 shares of common stock outstanding as of March 31, 2020, adjusted as required by the rules promulgated by the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
Entities affiliated with New Enterprise Associates, Inc.(1)	31,727,449	15.4%
Roche Finance Ltd.(2)	29,319,010	14.3
Entities affiliated with Robert J. Smith(3)	19,716,139	9.6
Gilder, Gagnon, Howe & Co. LLC(4)	15,780,806	7.7
Entities affiliated with Wellington Management Group LLP(5)	13,357,466	6.5
Entities affiliated with Highbridge Capital Management, LLC(6)	17,424,243	7.9
Soros Fund Management LLC(7)	10,916,666	5.1
Named Executive Officers and Directors:
Timothy T. Goodnow, Ph.D.(8)	4,991,704	2.4
Francine R. Kaufman, M.D.(9)	160,416	*
Mukul Jain, Ph.D.(10)	1,519,235	*
Jon D. Isaacson
Peter Justin Klein, M.D., J.D.(11)	366,336	*
Stephen P. DeFalco(12)	1,108,282	*
Edward J. Fiorentino(13)	467,345	*
Douglas S. Prince(14)	436,837	*
Douglas A. Roeder(15)	10,401,810	5.1
Steven Edelman, M.D.(16)	417,197	*
All current directors and executive officers as a group (11 persons)(17)	21,051,011	9.8

* Represents beneficial ownership of less than 1%.

(1)	Consists of (a) 20,957,092 shares of common stock and 1,079,435 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 10, Limited Partnership, or NEA 10, and (b) 8,949,292 shares of common stock and 701,630 shares of common stock underlying immediately exercisable warrants held by New Enterprise Associates 9, Limited Partnership, or NEA 9. The shares held by NEA 10 are indirectly held by NEA Partners 10, Limited Partnership, or Partners 10, the sole general partner of NEA 10. The individual general partners of Partners 10, or NEA 10 GPs, are Peter J. Barris, Scott D. Sandell and M. James Barrett. Partners 10 and the NEA 10 GPs may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 10. The shares held by NEA 9 are indirectly held by NEA Partners 9, Limited Partnership, or Partners 9, the sole general partner of NEA 9. The individual general partner of Partners 9 is Peter J. Barris. Partners 9 and Peter J. Barris may be deemed to share voting and dispositive power over, and be the indirect beneficial owners of, the shares held by NEA 9. This information has been obtained from a Schedule 13D/A filed on December 12, 2017 by NEA 10, NEA 9, Partners 10, Partners 9, M. James Barrett, Peter J. Barris and Scott D. Sandell and from Schedule 13D/A filed on June 9, 2017 by NEA 10, NEA 9, NEA VII, Partners 10, Partners 9, Partners VII, M. James Barrett, Peter J. Barris and Scott D. Sandell. The principal business address of NEA 10 and NEA 9 is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)	Consists of 28,345,276 shares of common stock and 973,734 shares of common stock underlying immediately exercisable warrants held by Roche Finance Ltd. Roche Finance Ltd is a wholly-owned subsidiary of Roche Holding Ltd, a publicly-held corporation. This information has been obtained from a Schedule 13D/A filed on March 20, 2019 by Roche Holding Ltd and Roche Finance Ltd. The principal business address of Roche Finance Ltd is Grenzacherstrasse 122, 4070 Basel, Switzerland.

(3)	Consists of 19,636,139 shares of common stock held by Energy Capital, LLC and 80,000 shares of common stock held by Plato & Associates, LLC. Robert L. Smith, the sole Managing Member of Energy Capital, LLC and Plato & Associates, LLC, may be deemed to have voting and dispositive power over the shares held by Energy Capital, LLC and Plato & Associates, LLC. This information has been obtained from a Schedule 13D/A filed on January 28, 2020 by Robert J. Smith, Energy Capital, LLC and Plato & Associates, LLC. The address of Robert J. Smith, Energy Capital, LLC and Plato & Associates, LLC is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912.

(4)	Consists of 15,780,806 shares of common stock held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares. This information has been obtained from a Schedule 13G/A filed on February 14, 2020 by Gilder, Gagnon, Howe & Co. LLC. The principal business address of Gilder, Gagnon, Howe & Co. LLC is 475 10th Avenue New York, New York 10018.

(5)	Consists of 13,357,466 shares of common stock owned of record by clients of Wellington Investment Advisors. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisors. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP, which is owned by Wellington Management Group LLP. This information has been obtained from a Schedule 13G filed on February 14, 2020 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP. The principal business address of Wellington Management Company LLP and its affiliates is 280 Congress Street, Boston, MA 02210.

(6)	Consists of 17,424,243 shares of common stock issuable upon the conversion of convertible notes held by Highbridge Tactical Credit Master Fund, L.P. Highbridge Capital Management, LLC is the trading manager of Highbridge Tactical Credit Master Fund, L.P. The principal business address of Highbridge Capital Management, LLC and Highbridge Tactical Credit Master Fund, L.P. is 227 Park Avenue, 23rd Floor, New York, New York 10172.

(7)	Consists of 10,916,666 shares of common stock issuable upon the conversion of convertible notes held in customer accounts, including the account of Quantum Partners, LP. Soros Fund Management LLC serves as the investment manager for Quantum Partners, LP and the other customer account and has investment discretion over the securities. George Soros serves as the Chairman of Soros Fund Management LLC and has sole discretion to replace FPR Manager LLC, the Manager of Soros Fund Management LLC. This information has been obtained from a Schedule 13G filed on February 21, 2020 by Soros Fund Management LLC and George Soros. The principal business address of Soros Fund Management LLC and its affiliates is 250 West 55th Street, 29th Floor, New York, New York 10019.

(8)	Consists of (a) 437,012 shares of common stock and (b) 4,554,692 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(9)	Consists of shares of common stock underlying options that are exercisable within 60 days of March 31, 2019.

(10)	Consists of (a) 2,962 shares of common stock and (b) 1,516,273 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(11)	Consists of (a) 42,322 shares of common stock and (b) 324,014 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(12)	Consists of (a) 787,059 shares of common stock and (b) 321,223 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(13)	Consists of (a) 62,222 shares of common stock and (b) 405,123 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(14)	Consists of (a) 31,714 shares of common stock and (b) 405,123 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(15)	Consists of (a) 9,751,725 shares of common stock held by Delphi Ventures VIII, L.P,, or Delphi VIII, (b) 94,569 shares of common stock held by Delphi BioInvestments VIII, L.P., or Delphi Bio, and (c) 321,223 shares of common stock underlying options that are held by Douglas Roeder and are exercisable within 60 days of March 31, 2020. Delphi Management Partners VIII, L.L.C., or DMP VIII, is the general partner of each of Delphi VIII and Delphi Bio, collectively referred to herein as the Delphi VIII Funds. Mr. Roeder is a Managing Member of DMP VIII and may be deemed to share voting and dispositive power over the shares held by the Delphi VIII Funds. This information has been obtained from a Schedule 13G/A filed on February 7, 2020 by Delphi VIII, Delphi Bio, DMP VIII, Douglas A. Roeder, James J. Bochnowski, David L. Douglass and Deepika R. Pakianathan.

(16)	Consists of (a) 56,004 shares of common stock and (b) 361,193 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

(17)	Consists of (a) 11,513,940 shares of common stock and (b) 9,537,071 shares of common stock underlying options that are exercisable within 60 days of March 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,392,259	$2.18	9,725,787	(1)
Equity compensation plans not approved by security holders	808,000	1.65	901,697	(2)

Total	24,200,259		10,627,484

(1)	Consists of 4,852,081 shares available under the 2015 plan and 4,873,706 shares available under the 2016 Employee Stock Purchase Plan, or the 2016 ESPP. On January 1 of each year, the number of shares reserved under the 2015 plan and 2016 ESPP is automatically increased by 3.5% and 1%, respectively, of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by our Board. An additional 7,120,848 and 2,034,528 shares were added to the number of available shares under the 2015 plan and the 2016 ESPP, respectively, in each case effective January 1, 2020.

(2)	Consists of shares available under our Inducement Plan that was in effect as of May 30, 2019 and was adopted without the approval of our security holders. A description of the Inducement Plan is contained in Note 13 of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Related-Person Transactions Policy and Procedures

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

Certain Related Party Transactions

Except as described below, there have been no transactions since January 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under "Executive Compensation" and "Non-Employee Director Compensation."

Registration Rights Agreement

We have entered into a registration rights agreement with certain of our 5% stockholders.

The registration rights agreement, among other things grants certain of our stockholders specified registration rights with respect to shares of our common stock issued upon conversion of the shares of Senseonics, Incorporated stock previously held by them.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board of Directors with discretion to indemnify our officers and employees when determined appropriate by our Board of Directors.

In addition, we have entered into an indemnification agreement with our directors and executive officers.

Independence of the Board of Directors

As required under the NYSE American listing rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by our Board of Directors. Our Board of Directors consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of NYSE American, as in effect from time to time.

Our Board of Directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors has determined that Messrs. DeFalco, Fiorentino, Prince and Roeder and Drs. Edelman and Klein, representing six of our eight directors, are "independent directors" as defined under the listing rules of the NYSE American. In addition, our Board of Directors determined that M. James Barrett, who served on our board until his retirement in June 2019, was an “independent director” as defined under the listing rules of the NYSE American. In making these determinations, our Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with us. Dr. Goodnow is not an independent director by virtue of his employment with us as our President and Chief Executive Officer and Dr. Kaufman is not an independent director by virtue of her employment with us as our Chief Medical Officer.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for such committee.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 by our principal accountants. All such fees described below were pre-approved by our Audit Committee.

	2019		2018
Audit fees	$1,678,640	(1)	$668,240
Audit-related Fees	410,814	(2)	333,146
Total Fees	$2,089,454		$1,001,386

(1)	Includes the aggregate fees and out of pocket expenses billed for the integrated audit of our consolidated annual financial statements, and reviews of our interim consolidated financial statements included in quarterly reports on Form 10-Q.

(2)	Includes services related to provision of comfort letters, consents, and review of documents for registration statements on Form S-3 and S-8 offering memorandums and supplemental prospectus filings, primarily in connection with our July 2019 financing activities and Open Market Sales Agreement with Jefferies LLC.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and, if applicable, non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to our Audit Committee on the status of actual costs for approved services against the approved amounts.

All of the services of Ernst & Young LLP for the years ended December 31, 2019 and 2018 described above were pre-approved in accordance with the Audit Committee Pre-Approval Policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Document
10.1+	Severance Agreement and Release, by and between Senseonics, Incorporated and Jon D. Isaacson, dated as of November 12, 2019.
10.2	Registration Rights Agreement, dated as of April 21, 2020, by and between the Registrant, and Highbridge Tactical Credit Master Fund, L.P.
10.3	Registration Rights Agreement, dated as of April 21, 2020, by and between the Registrant, and Highbridge Tactical Credit Master Fund, L.P.
10.4	Loan and Security Agreement among Wilmington Savings Fund Society, SCB as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Registrant and Senseonics, Incorporated dated as of April 21, 2020.
10.5	Note Purchase and Exchange Agreement among Wilmington Savings Fund Society, SCB, as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Company and Senseonics, Incorporated dated as of April 21, 2020.
10.6	Form of Note representing the Registrant's Secured Promissory First Lien Notes
10.7	Form of Note representing the Registrant's Secured Promissory Second Lien Notes
10.8	Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSEONICS HOLDINGS, INC.
By:	/s/ Timothy T. Goodnow, Ph.D.
Timothy T. Goodnow, Ph.D.
President and Chief Executive Officer

Date: April 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	April 28, 2020
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ NICK B. TRESSLER	Chief Financial Officer	April 28, 2020
Nick B. Tressler	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors	April 28, 2020
Stephen P. DeFalco

*	Director	April 28, 2020
Steven Edelman, M.D.

*	Director	April 28, 2020
Edward J. Fiorentino

*	Director	April 28, 2020
Peter Justin Klein, M.D., J.D.

*	Director	April 28, 2020
Douglas Prince

*	Director	April 28, 2020
Douglas Roeder

*	Director and Chief Medical Officer	April 28, 2020
Francine Kaufman, M.D.

* By:	/s/ Timothy T. Goodnow, Ph.D.
Timothy T. Goodnow, Ph.D.
Attorney-in-Fact