Form 10-Q
period 2020-03-31
Senseonics Holdings, Inc.
filed 2020-06-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 227,641,604 shares of common stock, par value $0.001, outstanding as of June 5, 2020.

Explanatory Note

Senseonics Holdings, Inc. (the “Company”) relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) due to circumstances related to the coronavirus disease (“COVID-19”).

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic. The state of Maryland, where the Company is headquartered, has been affected by COVID-19. The Governor of Maryland has issued an order closing all non-essential businesses, which took effect on March 23, 2020. Substantially all of the Company’s workforce is currently working from home either all or substantially all of the time, including the Company’s limited number of general administrative and finance personnel. These safety measures have restricted access to the Company’s facilities and records, and have disrupted routine interactions among the Company’s staff, advisors and third parties involved in the preparation of the Form 10-Q.

In addition, the Company’s personnel who are primarily responsible for preparing its Form 10-Q have been mobilized on key business continuity efforts that have emerged in part as a result of COVID-19, including financing activities and cost-reduction initiates (including significant headcount reductions), following the Company’s payment of all amounts outstanding under its loan and security agreement with Solar Capital Ltd. on March 22, 2020. These factors resulted in  a delay in the Company’s ability to complete its quarterly review processes in time to file the Form 10-Q by May 11, 2020. The Company is filing the Form 10-Q within 45 days after the standard filing deadline as permitted by the Order.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,605	$95,938
Restricted cash	200	—
Accounts receivable, net	991	3,239
Accounts receivable - related parties	5	7,140
Inventory, net	4,995	16,929
Prepaid expenses and other current assets	5,740	4,512
Total current assets	30,536	127,758

Deposits and other assets	2,930	3,042
Property and equipment, net	1,803	2,001
Total assets	$35,269	$132,801

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,490	$4,285
Accrued expenses and other current liabilities	15,371	18,636
Term Loans, net of discount	—	43,434
2025 Notes, net of discount	—	60,353
Total current liabilities	17,861	126,708

2023 Notes, net of discount	12,412	12,464
2025 Notes, net of discount	51,868	—
Other liabilities	2,089	2,278
Total liabilities	84,230	141,450

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 204,444,835 and 203,452,812 shares issued and outstanding as of March 31, 2020 and December 31, 2019	204	203
Additional paid-in capital	466,771	464,491
Accumulated deficit	(515,936)	(473,343)
Total stockholders' deficit	(48,961)	(8,649)
Total liabilities and stockholders’ deficit	$35,269	$132,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue, net	$31	$1,243
Revenue, net - related parties	5	2,180
Total revenue	36	3,423
Cost of sales	19,670	6,733
Gross profit	(19,634)	(3,310)

Expenses:
Sales and marketing expenses	11,145	12,834
Research and development expenses	7,362	7,108
General and administrative expenses	5,690	6,516
Operating loss	(43,831)	(29,768)
Other income, net:
Interest income	209	627
Loss on extinguishment of debt	(4,546)	—
Interest expense	(4,373)	(2,034)
Change in fair value of derivative liabilities	10,311	2,072
Other expense	(363)	(262)
Total other income, net	1,238	403

Net loss	(42,593)	(29,365)
Total comprehensive loss	$(42,593)	$(29,365)

Basic and diluted net loss per common share	$(0.21)	$(0.17)
Basic and diluted weighted-average shares outstanding	203,745,974	176,954,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Exercise of stock options for cash and warrants	15	—	23	—	23
Stock-based compensation expense and vesting of RSUs	25	—	2,025	—	2,025
Net loss	—	—	—	(29,365)	(29,365)
Balance, March 31, 2019	176,958	$177	$430,926	$(387,159)	$43,944

Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)
Issued shares of common stock	175	—	(86)	—	(86)
Exercise of stock options and warrants	754	1	497	—	498
Stock-based compensation expense and vesting of RSUs	63	—	1,869	—	1,869
Net loss	—	—	—	(42,593)	(42,593)
Balance, March 31, 2020	204,445	$204	$466,771	$(515,936)	$(48,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows used in operating activities
Net loss	$(42,593)	$(29,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	288	200
Non-cash interest expense (debt discount and deferred costs)	2,191	909
Loss on extinguishment of debt	4,546	—
Change in fair value of derivative liabilities	(10,311)	(2,072)
Stock-based compensation expense	1,869	2,025
Provision for inventory obsolescence and net realizable value	12,551	56
Loss on disposal of assets	181	—
Changes in assets and liabilities:
Accounts receivable	9,384	4,730
Prepaid expenses and other current assets	(1,229)	(713)
Inventory	(617)	(4,195)
Deposits and other assets	(57)	3
Accounts payable	(1,795)	(1,133)
Accrued expenses and other liabilities	(2,305)	(97)
Deferred revenue	—	(628)
Accrued interest	(1,151)	128
Net cash used in operating activities	(29,048)	(30,152)
Cash flows used in investing activities
Capital expenditures	(100)	(392)
Payments on right of use liability, building	—	(98)
Net cash used in investing activities	(100)	(490)
Cash flows used in financing activities
Proceeds from issuance of common stock	117	—
Common stock issuance costs	(204)	—
Proceeds from exercise of stock options and stock warrants	498	23
Repayment of term loans	(48,396)	(2,499)
Net cash used in financing activities	(47,985)	(2,476)
Net decrease in cash, cash equivalents and restricted cash	(77,133)	(33,118)
Cash, cash equivalents and restricted cash, at beginning of period	95,938	136,793
Cash, cash equivalents and restricted cash, at ending of period	$18,805	$103,675

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,344	$1,705
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$48	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Nature of Operations

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and commercialization of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.Going Concern and Liquidity Update

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of Eversense® CGM System (for use up to 90 days) in the United States and the Eversense CGM and Eversense XL CGM Systems (for use up to 180 days) in Europe, the Middle East, and Africa. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals for the sale of those products, including approval by the FDA for the extended Eversense XL CGM system in the United States. These activities will require significant uses of working capital through 2020 and beyond.

The Company generated a net loss of $42.6 million for the three months ended March 31, 2020 and had an accumulated deficit of $515.9 million at March 31, 2020. Following the repayment in full of its term loan with Solar Capital Ltd. (“Solar”) in the amount of $48.5 million on March 22, 2020, the Company had $18.8 million of cash, cash equivalents and restricted cash at March 31, 2020. As a result, and in consideration of the evolving impact of the coronavirus (“COVID-19”) pandemic, the Company made reductions in its cost structure to improve operating cash flow and generate future capital expenditure savings to ensure the long-term success of Eversense. Specifically, the Company temporarily suspended commercial sales of the Eversense CGM system in the United States to new patients and streamlined its operational strategy to focus on the development and regulatory submission efforts for its Eversense XL CGM system, for use for up to 180 days, in the United States. In connection with these actions, on March 26, 2020, the Company reduced its workforce by approximately 60%, over half of which were sales personnel.

The Company is pursuing strategic alternatives and has been in discussions with new financing sources. Additional financing could include issuing additional equity (including through the Open Market Sales agreement with Jefferies) or either secured or unsecured indebtedness or a combination of both.

Given its limited cash resources, and after inclusion of its subsequent financings described in Note 13 – Subsequent Events, and also considering the economic and market uncertainty resulting from COVID-19, the Company has substantial doubt regarding its ability to meet its obligations as they become due in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to generate enough cash to meet its streamlined working capital requirements is dependent on its ability to achieve additional capital sources and favorable outcomes from potential strategic alternatives currently being explored. New financings may not be available to the Company on commercially acceptable terms, or at all, and may be impacted by the current debt covenants. The Company’s plans to alleviate its substantial doubt about its ability to continue as a going concern assume that there will be no material adverse development in its business, liquidity, or capital requirements, or additional material adverse impacts from COVID-19.

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 16, 2020, and amended on April 28, 2020. The interim results for March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its wholly owned operating subsidiary Senseonics Incorporated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its unaudited consolidated financial statements and there may be changes to those estimates in future periods due to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2020 and 2019, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	March 31,	December 31,
	2020	2019
Cash ⁽¹⁾	$12,308	$38,043
Money market funds	1,500	37,769
Commercial paper	4,797	13,870
Corporate bonds	—	6,256
Cash and cash equivalents	$18,605	$95,938

⁽¹⁾ Includes overnight repurchase agreements

Restricted Cash

The Company’s restricted cash includes pledged cash as collateral related to its credit card program with Silicon Valley Bank. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$18,605	$95,938
Restricted cash	200	—
Cash, cash equivalents and restricted cash	$18,805	$95,938

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of COVID-19 and the events described above in Note 2, the Company concluded the fair value of some of its property and equipment did not exceed its carrying values. Accordingly, a loss on disposal of property and equipment in the amount of $0.2 million for the three months ended March 31, 2020 was recorded in the Company’s consolidated statement of operations and comprehensive loss.

Revenue

The Company recognizes revenue in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates revenue from sales of the Eversense CGM system and related components at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States (collectively, “Customers”) who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Customer contracts do include the right to return.

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

Revenue is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. The Company’s contracts may contain variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including the reimbursements paid by the Company to its Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts and prompt-pay incentives, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, the Company reimburses participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99. The Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide the Company with data regarding which patient orders are under the program and which are not. Customer supplied data, along with actual reimbursements that have been validated to patient claims, are used to support expected reimbursement estimates. Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of the limited experience with the Eversense Bridge Program, the estimates used in determining the variable consideration on a sale transaction could change in future periods, and such changes could be material.

Contract assets consist of trade receivables from Customers and contract liabilities consist of amounts due to Customers in connection with the Eversense Bridge Program, classified as patient access and incentive programs within accrued liabilities on the accompanying unaudited consolidated balance sheets. Trade receivables for customers in the United States are recorded at net realizable value, which is generally the contractual price but may be net of anticipated prompt-pay or promotional discounts.

Concentration of Revenue and Customers

For the three months ended March 31, 2020 and 2019, the Company derived 0% and 59%, respectively, from one customer, Roche Diabetes Care GmbH.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2020 and 2019.

	March 31, 2020		March 31, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$12	33.3%	$2,607	76.2%
United States	24	66.7	816	23.8
Total	$36	100.0%	$3,423	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company provided one-time COVID-19 pandemic relief concessions to some of its customers in the United States for allowances up to a specified amount if they are unable to sell through Eversense and related components on hand prior to expiry, which the Company expects to occur in the third and fourth quarters of 2020. The Company’s net revenues and corresponding accounts receivables were reduced by $1.2 million for these allowances at March 31, 2020. The Company does not have a history of collectability concerns and there have been no provisions for uncollectible accounts recorded against accounts receivable at March 31, 2020 or December 31, 2019.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at March 31, 2020 and 2019, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted net loss per share, was as follows:

	March 31,
	2020	2019
Stock-based awards	18,918,008	27,518,174
2023 Notes	6,672,500	20,017,048
2025 Notes	63,018,091	—
Warrants	5,196,581	4,071,581
Total anti-dilutive shares outstanding	93,805,180	51,606,803

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

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. As a result of the Company’s financial condition following the repayment in full of its term loan with Solar on March 22, 2020, further described above in Note 2 – Going Concern and Liquidity Update, and in consideration of the economic uncertainty due to the COVID-19 pandemic, the Company made reductions in its cost structure and operational focus to improve operating cash flow and generate future capital expenditure savings to ensure the long-term success of Eversense. These cost reductions included a reduction in force by approximately 60%, which was communicated to employees on March 26, 2020 and did not permit continuation of service past March 31, 2020. Associated one-time employee termination benefit costs in the amount of $1.6 million were accrued and recorded in the Company’s accompanying unaudited consolidated financial statements as of March 31, 2020.

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements on fair value measurements. The new standard includes additional disclosure requirements regarding the range and weighted average to develop significant unobservable inputs within Level 3 fair value measurements. The Company adopted this on its effective date, January 1, 2020 and did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company does not currently hold or plan to invest in available-for-sale securities and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

4.  Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	$1,043	$3,944
Work-in-process	1,282	10,938
Raw materials	2,670	2,047
Total	$4,995	$16,929

The Company charged $15.0 million and $0.1 million to cost of sales for the three months ended March 31, 2020 and 2019, respectively, to reduce the value of inventory for items that are potentially obsolete, in excess of product demand, or to adjust costs to their net realizable value.

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Contract manufacturing	$3,723	$3,043

Insurance	1,040	44
Marketing and sales	534	605
Clinical and preclinical	216	240
IT and software	202	294
Interest receivable	18	107
Other	7	179
Total prepaid expenses and other current assets	$5,740	$4,512

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Compensation and benefits⁽¹⁾	$3,496	$5,630
Contract manufacturing	3,274	2,452
Product warranty and replacement obligations	2,157	2,197
Professional & administration services	1,856	1,384
Research and development	1,140	1,956
Patient access programs	1,053	1,578
Interest on notes payable	1,001	2,153
Operating lease	719	696
Sales and marketing services	625	553
Other	50	37
Total accrued expenses and other current liabilities	$15,371	$18,636

⁽¹⁾Includes $1.6 million for one-time employee termination benefits associated with the Company’s reduction in force on March 26, 2020

7.Notes Payable and Stock Purchase Warrants

Repayment of Solar Term Loan

On March 22, 2020, the Company and Solar terminated its Loan and Security Agreement, dated as of July 16, 2019 (the “Solar Loan Agreement”). As previously disclosed in the Company’s Annual Report on Form 10-K, the Company expected to default on its obligations under the Solar Loan Agreement and was seeking a waiver from Solar of any default under the Solar Loan Agreement. Following discussions with Solar, the parties were unable to negotiate such a waiver and, as a result, the parties determined to terminate the Solar Loan Agreement.

In connection with the termination, the Company paid $48.5 million representing all amounts outstanding under the Solar Loan Agreement, including the principal amount and interest of the loans, a payoff fee of 6.45% of the loans outstanding, a prepayment premium of 3.0% of the loans outstanding and other obligations owed to Solar thereunder. The Company issued warrants in connection to the Solar Loan Agreement to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share, which are exercisable until July 25, 2029.

A loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 was recorded to other income (expense) in the Company’s unaudited consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020.

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes that will mature on January 15, 2025, unless earlier repurchased or converted (the “2025 Notes”). The 2025 Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

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

2023 Notes

In the first quarter of 2018, the Company issued $53.0 million in aggregate principal amount of senior convertible notes due February 1, 2023 (the “2023 Notes”). In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. Each $1,000 of principal of the 2023 Notes is initially convertible into 294.1176 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $3.40 per share, subject to adjustment upon the occurrence of specified events.

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision as a derivative liability. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(3,624)	-	12,076
2025 Notes	82,000	(45,006)	(686)	36,308

	December 31, 2019
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Solar Term Loan	45,000	(1,466)	(100)	43,434
2023 Notes	15,700	(3,900)	-	11,800
2025 Notes	82,000	(46,482)	(708)	34,810

Interest expense related to the notes payable for the three months ended March 31, 2020 was as follows (in thousands):

	Three months ended March 31, 2020
	Effective Interest Rate	Interest ($)	Debt Discount & Fees ($)	Issuance Costs ($)	Final Payment Fee ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	887	139	36	240	1,302
2023 Notes	5.25%	1,087	1,476	22	-	2,585
2025 Notes	5.25%	206	276	-	-	482
Total		2,180	1,891	58	240	4,369

The following are the scheduled maturities of the 2025 Notes and 2023 Notes as of March 31, 2020 (in thousands):

2020 (remaining nine months)	$—
2021	—
2022	—
2023	15,700
2024	—
Thereafter	82,000	⁽¹⁾
Total	$97,700

⁽¹⁾ On April 21, 2020 the Company entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge Capital Management, LLC providing for the exchange of $24.0 million aggregate principal amount of the Company’s outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes due January 2022, (ii) 11,026,086 shares of Common Stock, (iii) warrants to purchase up to 4,500,000 shares of Common Stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. See Note 13 below for more details.

8.Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50 million in gross proceeds of its common stock. During the three months ended March 31, 2020 the Company sold 175,089 shares of common stock resulting in gross proceeds of $0.1 million.

9.  Stock‑Based Compensation

2015 Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), under which incentive stock options, non-qualified stock options and restricted stock units may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions, such as officers and directors. In February 2016, the Company’s Board of Directors adopted and the Company’s stockholders approved an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”), which became effective on March 17, 2016. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of March 31, 2020, 17,261,319 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2020, 1,229,132 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At March 31, 2020 there were 6,341,661 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time and deductions not yet used in a purchase are refundable upon employment termination. The Company initiated its first 2016 ESPP offering period on August 1, 2019 and new offering periods occur every six months thereafter, each consisting of two purchase periods of six months in duration ending on or about January 31st and July 31st of each year. A participant may only be in one offering at a time. On February 1, 2020, there were 566,573 shares purchased in connection with the initial offering period. The 2016 ESPP contains an offering reset provision whereby if the fair market value of a share on offering date of an ongoing offering is less than or equal to the fair market value of a share on a new offering date, the ongoing offering will terminate immediately after the purchase date and rolls over to the new offering. During the three months ended March 31, 2020, 40 participants in the initial offering were automatically rolled over to the subsequent new offering as a result this reset provision and an incremental cost of less than $0.1 million.

The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 3,515,817 shares of the Company’s common stock underlying options have vested or are expected to vest under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

10.Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$1,501	$1,501	$—	$—
Commercial paper⁽¹⁾	4,797	—	4,797	—
Liabilities
Embedded features of the 2023 Notes	$336	$—	$—	$336
Embedded features of the 2025 Notes	$15,560	$—	$15,560	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$37,769	$37,769	$—	$—
Commercial paper⁽¹⁾	13,870	—	13,870	—
Corporate bonds	6,256	—	6,256	—
Liabilities
Embedded features of the 2023 Notes	$664	$—	$—	$664
Embedded features of the 2025 Notes	25,543	—	25,543	—

⁽¹⁾ Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of the
the Notes
December 31, 2019	$664
Change in derivative liabilities	(328)
March 31, 2020	$336

The recurring Level 3 fair value measurements of the embedded features of the 2023 Notes include the following significant unobservable inputs at March 31, 2020:

Unobservable Inputs	Assumptions
Risky (bond) rate	25.7%
Stock price volatility	75.8% - 99.1%
Probabilities of make-whole provision	6.0% - 83.1%
Time period until maturity (yrs)	.25 - 2.84
Dividend yield	—%

11.Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2020 or March 31, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2020 and December 31, 2019.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three months ended March 31, 2020.

12.Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd (collectively, “Roche”), has a noncontrolling ownership interest in the Company. Revenue from Roche during the three months ended March 31, 2020 was less than $0.1 million. For the three months ended March 31, 2019, revenue from Roche was $2.2 million. Amounts due from Roche were less than $0.1 million at March 31, 2020 and $7.1 million at December 31, 2019. At each of March 31, 2020 and December 31, 2019, the Company had committed replacement obligations under warranties of $0.6 million.

13.Subsequent Events

April 2020 Financings

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the Paycheck Protection Program (“PPP”), established pursuant to the CARES Act and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (the “Bank”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the specified period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the specified period will qualify for forgiveness. As a result of the Company’s workforce reduction, the amount of forgiveness will correspondingly decrease, unless the Company is able to rehire impacted employees.

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including (i) failing to make a payment when due under the PPP Note, (ii) failure to do anything required by the PPP Note or any other loan document, (iii) defaults of any other loan with the Bank, (iv) failure to disclose any material fact or make a materially false or misleading representation to the Bank or SBA, (v) default on any loan or agreement with another creditor, if the Bank believes the default may materially affect the Company’s ability to pay the PPP Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the Bank believes may materially affect the Company’s ability to pay the PPP Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the Bank’s prior written consent, or (x) becoming the subject of a civil or criminal action that the Bank believes may materially affect the Company’s ability to pay the PPP Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

Highbridge Loan Agreement

On April 21, 2020, the Company entered into a Loan and Security Agreement (the “Highbridge Loan Agreement”), with certain funds managed by Highbridge Capital Management, LLC, (“Highbridge”), as the lenders, together with the other lenders from time to time party thereto (“the Lenders”) and Wilmington Savings Fund Society, SCB, as collateral agent.

Pursuant to the Highbridge Loan Agreement, the Company may borrow up to an aggregate of $20.0 million in aggregate principal through the issuance and sale of First Lien Notes due October 2021 (the “First Lien Notes”). The Company received the first tranche of borrowing in the aggregate principal amount of $15.0 million on April 24, 2020. Under the terms of the Highbridge Loan Agreement, the Company may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, the Company issued 1,500,000 shares of its common stock to the Lenders as a commitment fee.

The First Lien Notes are secured, senior obligations that bear interest at the annual rate of 12% or, at the Company’s election, payment in kind at an annual rate of 13%, payable monthly in arrears. The First Lien Notes will mature on October 24, 2021 (the “First Lien Maturity Date”) unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the First Lien Notes are secured by substantially all the Company’s assets.

The Company has the right to prepay the First Lien Notes at any time, subject to a prepayment premium, which in certain circumstances the Company may elect to pay in its common stock, equal to the aggregate amount of interest payments through maturity. However, if the date of payment in cash of such prepayment premium is on or before August 22, 2020, the prepayment premium will be reduced by 25%.

Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the asset sale prepayment provisions in the Highbridge Loan Agreement, the Lenders shall be entitled to convert First Lien Notes and Holders (defined below) shall be entitled to convert Second Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium) to the Company’s common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of Second Lien Notes that are voluntarily converted by the Holders).

From and after a strategic transaction announcement (as defined in the form of First Lien Note), the Company may elect to convert up to $9.4 million in aggregate principal of the First Lien Notes to its common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share of its common stock. This conversion option has a daily limit of $0.3 million in aggregate converted principal. If the Company or the Lenders elect to convert any of the First Lien Notes, the amount converted will be equal to the principal and unpaid accrued interest plus the applicable prepayment premium.

The Highbridge Loan Agreement contains customary terms and covenants, including without limitation: financial covenants, such as operating within an approved budget and maintaining a minimum cash balance; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Highbridge Loan Agreement also contains customary events of default, after which the First Lien Notes may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company, and change of control, termination of any guaranty, governmental approvals, and lien priority.

Exchange Agreement with Highbridge

On April 21, 2020 the Company entered into a Note Purchase and Exchange Agreement (the “Exchange Agreement”) with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of the Company’s outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes due January 2022 (the “Second Lien Notes” and, together with the First Lien Notes, the “Senior Notes”), (ii) 11,026,086 shares of common stock, (iii) warrants (the “Warrants”) to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The Warrants may be exercised in cash or on a cashless basis at any time through the three year anniversary of the issuance date.

The Second Lien Notes are secured, senior obligations of the Company, junior only to the First Lien Notes. Interest in cash at the annual rate of 7.5% or, at the Company’s option, payment in kind at an annual rate of 8.25%, on the Second Lien Notes will be payable monthly in arrears. The maturity date for the Second Lien Notes will be January 24, 2022 (the “Second Lien Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the Second Lien Notes are secured by substantially all of the Company’s assets.

The Company will have the right to prepay the Second Lien Notes at any time, subject to a prepayment premium, which in certain circumstances the Company may elect to pay in common stock, equal to the aggregate amount of interest payments through maturity. However, if the date of payment in cash of such prepayment premium is on or before August 22, 2020, the prepayment premium will be reduced by 25%.

The holders of the Second Lien Notes (the “Holders”) will have the right to convert up to $7.0 million aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted by the Lenders). Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the Asset Sale Prepayment Provisions in the Exchange Agreement, the Holders shall be entitled to convert additional Second Lien Notes and the Lenders shall be entitled to convert First Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium). As of June 5, 2020, the Holders have converted $4.8 million for issuance of 10,502,291 shares of common stock.

From and after a strategic transaction announcement, the Company may elect to convert up to $8.7 million in aggregate principal of the Second Lien Notes to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $0.3 million in aggregate converted principal. If the Company or the Holders elect to convert any of the Second Lien Notes, the amount converted will be equal to the principal and unpaid accrued interest plus the applicable premium.

The Exchange Agreement contains customary terms and covenants, including without limitation: financial covenants, such as maintaining a minimum cash balance; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Exchange Agreement also contains customary events of default, after which the Second Lien Notes may be due and payable immediately, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, and change of control, termination of any guaranty, governmental approvals, and lien priority.

The Company may not issue shares of its common stock, net of the 18,181,818 shares underlying the 2025 Notes exchanged in the Exchange, in excess of 19.99% of the common stock outstanding on April 21, 2020; this restriction is subject to removal upon approval by stockholders of the Company (the “Stockholder Approval”). The Company intends to seek the Stockholder Approval at the Company’s 2020 Annual Meeting of Stockholders on June 30, 2020.

Supplier and Contract Manufacturer Obligations

As a result of the impact of the COVID-19 pandemic on the global healthcare community and the Company’s streamlined operational focus implemented at the end of the first quarter of 2020, the Company has been negotiating with certain of its major suppliers and contract manufacturers to pay for materials procured by these parties on the Company’s behalf or for costs incurred related to Eversense manufacturing activities that were paused or delayed by the Company. Some of these fees may also be dependent on whether the materials will expire prior to when the Company resumes production at normal operating levels, or if further delays in manufacturing occur. As of June 9, 2020, the Company expects to have to pay approximately $1.9 million for costs related to pausing manufacturing activities and $0.6 million if certain manufacturing timelines are not met within a specified period. The Company will record any fees contingent upon future manufacturing in its consolidated financial statements if, and when, it is probable such obligations will become due. When the Company resumes manufacturing activity, some of the amounts paid for materials may be credited back to the Company upon consumption.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, including the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020, as amended on April 28, 2020. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the "Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

Overview and Business Updates

We are a medical technology company focused on the development and commercialization of long-term, implantable continuous glucose monitoring, or CGM, systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our Eversense and Eversense XL CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time glucose monitoring and management for a period of up to 90 and 180 days, respectively, as compared to seven to 14 days for non-implantable CGM systems.

The original Eversense CGM system received its CE mark in June 2016, which marked the first approval for the product to be sold within the European Economic Area. Subsequently, the extended life Eversense XL CGM system received its CE mark in September 2017 and is currently available in select markets in Europe, the Middle East, and Africa, or EMEA. In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. During the quarter ended March 31, 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington DC. In May 2020, we received positive payor coverage by additional Blue Cross and Blue Shield plans, and announced local coverage determinations (LCD) proposals for implantable therapeutic CGMs such as Eversense by three Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service.

Development and Commercialization of Eversense

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense XL for a period of up to 180 days in the United States. On September 30, 2019, we completed enrollment of the PROMISE trial and had our last patient complete their 180-day visit during the first quarter of 2020. We plan to analyze data from the PROMISE trial, and if the data from the PROMISE trial is positive, we intend to use the data in a regulatory submission to the FDA in late summer of 2020 to potentially expand the Eversense system use for up to 180 days in the United States. If approved by the FDA, Eversense XL will double sensor duration of Eversense in the United States, with half of the insertion and removal procedures required, and will provide more than 12 times longer sensor duration than other CGM systems available in the United States. However, shelter-in-place orders and other impacts from the coronavirus, or COVID-19, pandemic could alter or delay the timing of response by the FDA regarding our submission. We also intend to use data from the PROMISE trial, if positive, to support a regulatory submission to the FDA for an integrated, or iCGM, designation in the second half of 2020. This would allow Eversense to integrate with other compatible medical devices and electronic interfaces, such as automated insulin dosing systems, insulin pumps, and blood glucose meters. On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of more than 35 participants who all had sensors with the modified chemistry will be left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days.

In April 2020, we announced that we received regulatory approval in Europe such that the Eversense XL is no longer contraindicated for MRI, which means the sensor does not need to be removed from under the skin during MRI scanning. We had previously obtained this indication for Eversense in the United States in 2019. This MRI approval is a first for the CGM category as all other sensors are required to be removed during an MRI scan.

Repayment of Solar Loan

On March 22, 2020, we and Solar Capital Ltd., or Solar, terminated our Loan and Security Agreement, dated as of July 16, 2019, or the Solar Loan Agreement. As previously disclosed in our Annual Report on Form 10-K, we expected to default on our obligations under the Solar Loan Agreement and were seeking a waiver from Solar of any default under the Solar Loan Agreement. Following discussions with Solar, we were unable to negotiate such a waiver and, as a result, it was determined to terminate the Solar Loan Agreement.

In connection with the termination, we paid $48.5 million representing all amounts outstanding under the Solar Loan Agreement, including the principal amount and interest of the loans, a payoff fee of 6.45% of the loans outstanding, a prepayment premium of 3.0% of the loans outstanding and other obligations owed to Solar thereunder. We issued warrants in connection with the Solar Loan Agreement to purchase an aggregate of 1,125,000 shares of our common stock with an exercise price of $1.20 per share, which are exercisable until July 25, 2029.

We recorded a loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount, excluding interest accrued and due, and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 in other income (expense) in our accompanying unaudited consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020.

COVID-19

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. The Governor of Maryland has issued an order closing all non-essential businesses, which took effect on March 23, 2020. Substantially all of our workforce is currently working from home either all or substantially all of the time. Additionally, because our sensor requires an in-clinic procedure, we have seen a reduction in access to clinics and sensor insertions during the outbreak. It is difficult to predict the longevity and severity COVID-19 will have on a smaller business like ours still in the early stages of commercialization.

Net Revenue Impact

As a result of the COVID-19 pandemic, redistribution of country-specific government funding to COVID-19 efforts, and overall excess inventory at our distributors, our net revenue for the three months ended March 31, 2020 was significantly lower than expected and we are uncertain as to the longevity or severity of the impact on our future sales. Under our exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. Roche did not place any commercial sales orders in accordance with their distribution agreement during the three months ended March 31, 2020. We provided one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount of first quarter purchases if they are unable to sell through Eversense and related components on hand prior to expiry, which we expect to occur in the third and fourth quarters of 2020. Our net revenues and corresponding accounts receivables were reduced for these allowances at March 31, 2020. We are continuing our Eversense Bridge Program for existing patients on Eversense.

Inventory

As a result of significant changes and uncertainty regarding our forecasted demand and related expiry concerns, we impaired $15.0 million of inventory and related assets at March 31, 2020 with a corresponding charge to cost of sales in our unaudited consolidated results of operations and comprehensive loss for the three months ended March 31, 2020. We will continue to assess our inventory and supplier related assets for recoverability if conditions materially change or worsen.

Long-lived Assets

We reviewed our long-lived assets, including property and equipment and right-of-use assets, for recoverability, which resulted in a loss on disposal of property and equipment in the amount of $0.2 million for the three months ended March 31, 2020, which we recorded to other income (expense) in our unaudited consolidated statement of operations and comprehensive loss. The impairment mostly related to the uncertainty of conducting validation efforts to be able to place new manufacturing equipment into service.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Streamlined Operational Focus

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash on hand at March 31, 2020 after repayment of the Solar Loan Agreement, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, we temporarily suspended commercial sales and marketing of the Eversense CGM system in the United States to new patients to solely focus our resources on supporting existing users and the development and regulatory submission of our Eversense XL CGM system for use for up to 180 days in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel. Associated one-time employee termination benefit costs in the amount of $1.6 million were accrued and recorded in our accompanying unaudited consolidated financial statements as of March 31, 2020.

Exploring Strategic Alternatives

Our Board of Directors has been and is continuing to explore potential strategic alternatives to enhance stakeholder value and we have been in discussions with new financing sources.

April 2020 Financings

On April 22, 2020, we received $5.8 million in loan funding from the Paycheck Protection Program, or PPP, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and administered by the U.S. Small Business Administration, or SBA, to support payroll, rent, and utilities incurred during a defined period.

On April 24, 2020, we received $15.0 million through the issuance and sale of First Lien Secured Notes due October 2021, or the First Lien Notes, pursuant to a Loan and Security Agreement, or the Highbridge Loan Agreement, with certain funds managed by Highbridge Capital Management, LLC, or Highbridge, as the lenders, together with the other lenders from time to time party thereto, or the Lenders, and Wilmington Savings Fund Society, SCB, as collateral agent. Under the terms of the Highbridge Loan Agreement, we may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. In connection with the Highbridge Loan Agreement, we also issued 1,500,000 shares of common stock to the Lenders as a commitment fee.

The Lenders were current holders of $24.0 million of our convertible senior subordinated notes due 2025, or the 2025 Notes. In connection with the Highbridge Loan agreement, we entered into a Note and Purchase Exchange Agreement with the Lenders, pursuant to which those 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes due January 2022, or the Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

These credit facilities are further described under Liquidity and Capital Resources.

Going Concern

Given our limited cash resources, and after inclusion of our subsequent financings, and considering the economic and market uncertainty resulting from the COVID-19 pandemic, management has substantial doubt regarding our ability to meet obligations as they become due in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q. Our ability to generate enough cash to meet our streamlined working capital requirements is dependent on our ability to achieve additional capital sources and favorable outcomes from potential strategic alternatives. New financings may not be available to us on commercially acceptable terms, or at all, and may be impacted by our current debt covenants.

Financial Overview

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

Revenue from product sales is recognized at a point in time when the Customers obtain control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Contracts with our distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product. Customer contracts do include the right to return.

We recognize revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our contracts may contain some form of variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including reimbursements paid by us to our Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts, is treated as a reduction in revenue when the product sale is recognized.  Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, we reimburse participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99. Our Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide us with data regarding which patient orders are under the program and which are not.  We use this data, along with actual reimbursements that have been validated to patient claims, to support our expected reimbursement estimates. Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Because of our limited experience with the Eversense Bridge Program, our estimates used in determining the variable consideration on a sale transaction could change in future periods, and such changes could be material.

Contract assets consist of trade receivables from Customers and contract liabilities consist of amounts due to the Customers in connection with the Eversense Bridge Program, classified as patient access and incentive programs within accrued liabilities on the accompanying unaudited consolidated balance sheets. Trade receivables for customers in the United States are recorded at net realizable value, which is generally the contractual price but may be net of anticipated prompt-pay or promotional discounts.

Concentration of Revenue and Customers

For the three months ended March 31, 2020 and March 31, 2019, we derived less than 1% and 59%, respectively, of our net revenues from one customer, Roche.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$12	33.3%	$2,607	76.2%
United States	24	66.7	816	23.8
Total	$36	100.0%	$3,423	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include an allowance for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We provided one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount of first quarter purchases if they are unable to sell through Eversense and related components on hand prior to expiry, which we expect to occur in the third and fourth quarters of 2020. Our net revenues and corresponding accounts receivables were reduced by $1.2 million for these allowances at March 31, 2020. We do not have a history of collectability concerns and there have been no provisions for uncollectible accounts recorded against accounts receivable at March 31, 2020 or December 31, 2019.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In our accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. We considered COVID-19 related impacts to our estimates, as appropriate, within our unaudited consolidated financial statements and there may be changes to those estimates in future periods due to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates; however, we do not believe that such differences would be material.

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements on fair value measurements. The new standard includes additional disclosure requirements regarding the range and weighted average to develop significant unobservable inputs within Level 3 fair value measurements. We adopted this on its effective date, January 1, 2020 and did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We do not currently hold or plan to invest in available-for-sale securities and have not historically experienced collection issues or bad debts with trade receivables. Accordingly, we do not expect this to have a significant impact on our consolidated financial statements and related disclosures at this time. We will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,		Period-to-
	2020	2019	Period Change
	(unaudited)
Revenue, net	$31	$1,243	$(1,212)
Revenue, net - related parties	5	2,180	(2,175)
Total revenue	36	3,423	(3,387)
Cost of sales	19,670	6,733	12,937
Gross profit	(19,634)	(3,310)	(16,324)

Expenses:
Sales and marketing expenses	11,145	12,834	(1,689)
Research and development expenses	7,362	7,108	254
General and administrative expenses	5,690	6,516	(826)
Operating loss	(43,831)	(29,768)	(14,063)
Other income, net:
Interest income	209	627	(418)
Loss on extinguishment of debt	(4,546)	—	(4,546)
Interest expense	(4,373)	(2,034)	(2,339)
Change in fair value of derivative liabilities	10,311	2,072	8,239
Other expense	(363)	(262)	(101)
Total other income, net	1,238	403	835
Net loss	$(42,593)	$(29,365)	$(13,228)

Revenue, net

Our net revenue decreased $3.4 million to less than $0.1 million for the three months ended March 31, 2020, compared to $3.4 million for the three months ended March 31, 2019. This decrease was a result of deferral of sales orders by Roche in the first quarter of 2020, and reductions for significant one-time COVID-19 relief concessions and allowances up to a specified amount of first quarter purchases provided to some of our larger customers in the United States and costs for the Eversense Bridge Program.

Cost of sales

Our cost of sales increased $12.9 million to $19.7 million for the three months ended March 31, 2020, compared to $6.7 million for the three months ended March 31, 2019. The increase was primarily due to impairment charges, scrap and write-offs of $16.3 million for inventory and related assets due to uncertainty in demand forecasts from changes made to our operational focus and current economic conditions, offset by lower sales to our customers.

Gross profit was $(19.6) million and $(3.3) million for the three months ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of revenue, or gross margin, was (545.4)% and (96.7)% for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross profit was primarily due to lower sales, inventory impairment charges and reductions for one-time COVID-19 relief concessions and allowances offered to some of our larger customers in the United States.

Sales and marketing expenses

Sales and marketing expenses were $11.1 million for the three months ended March 31, 2020, compared to $12.8 million for the three months ended March 31, 2019, a decrease of $1.7 million. The decrease was primarily due to $2.1 million for consulting expenses incurred in the first quarter of 2019 in connection with activities supporting the U.S. launch of Eversense, and $0.3 million for travel and associated field sales expenses, partially offset by a net $0.7 million increase in personnel related costs primarily related to severance expenses in connection with our reduction in workforce on March 26, 2020.

Research and development expenses

Research and development expenses were $7.4 million for the three months ended March 31, 2020, compared to $7.1 million for the three months ended March 31, 2019, an increase of $0.3 million. The increase was primarily a result of $0.4 million for clinical trial costs, $0.4 million for personnel related costs, including severance expenses in connection with our reduction in workforce on March 26, 2020, offset by a $0.5 million decline in general research and development activities.

General and administrative expenses

General and administrative expenses were $5.7 million for the three months ended March 31, 2020, compared to $6.5 million for three months ended March 31, 2019, a decrease of $0.8 million. The decrease was primarily due to $0.7 million for personnel related costs from higher severance expenses incurred in the first quarter of 2019 and lower stock-based compensation.

Total other income, net

Total other income, net, was $1.2 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019, an increase of $0.8 million. The increase was primarily due to an $8.2 million increase in the change in fair value of our derivative liabilities, partially offset by a $4.5 million loss on extinguishment of our Loan and Security Agreement with Solar, $2.3 million of additional interest expense due to the 2025 Notes entered into in July 2019, a decline in interest income of $0.4 million and an increase in other expense of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated significant revenue from the sale of our products and our ability to generate revenue and achieve profitability largely depends on our ability to successfully expand the commercialization of Eversense, continue the development of our products and product upgrades, and to obtain necessary regulatory approvals for the sale of those products, including approval by the FDA for the extended Eversense XL CGM system in the United States. These activities will require significant uses of working capital through 2020 and beyond. We have never been profitable, and our net losses were $42.6 million and $29.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $515.9 million.

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $18.8 million.

We are pursuing strategic alternatives and have been in discussions with new financing sources, including subsequent financings received during April 2020 described under Indebtedness below. We plan to continue to seek additional financing, which could include issuing additional equity (including through the Open Market Sales agreement with Jefferies) or either secured or unsecured indebtedness or a combination of both.

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of our common stock. As of March 31, 2019, the company has received $0.1 million in net proceeds from the sale of 175,089 shares under this agreement.

Indebtedness

Term Loans

As described in our Overview and Business Updates, on March 22, 2020 we terminated our Loan and Security Agreement with Solar and repaid the $45.0 million principal balance in full.

Convertible Notes

In July 2019, we issued $82.0 million in aggregate principal amount of the 2025 Notes. In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, or the 2023 Notes. For additional information on the 2025 Notes and the 2023 Notes, see Note 7—Notes Payable and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

The following table summarizes our outstanding senior convertible note obligations at March 31, 2020:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per Share	per Share of
Note	Date	Coupon	(in millions)	Date	of Common Stock	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	82.0	January 15, 2025	757.5758	1.32
Total			$97.7

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by the PPP Note dated April 21, 2020, or the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank, or the Bank.

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of our PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the specified period after the loan origination for certain purposes including payroll costs, interest on debt obligations incurred prior to February 15, 2020, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered specified period will qualify for forgiveness. As a result of our workforce reduction, the amount of forgiveness will correspondingly decrease, unless we are able to rehire impacted employees during the specified period.

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including (i) failing to make a payment when due under the PPP Note, (ii) failure to do anything required by the PPP Note or any other loan document, (iii) defaults of any other loan with the Bank, (iv) failure to disclose any material fact or make a materially false or misleading representation to the Bank or SBA, (v) default on any loan or agreement with another creditor, if the Bank believes the default may materially affect our ability to pay the PPP Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of our business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the Bank believes may materially affect our ability to pay the PPP Note, (ix) if we reorganize, merge, consolidate, or otherwise change ownership or business structure without the Bank’s prior written consent, or (x) becoming the subject of a civil or criminal action that the Bank believes may materially affect our ability to pay the PPP Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from us, and file suit and obtain judgment against us.

Highbridge Loan Agreement

On April 21, 2020, we entered into the Highbridge Loan Agreement, with certain funds managed by Highbridge Capital Management, LLC, or Highbridge, as the lenders (together with the other lenders from time to time party thereto, or the Lenders) and Wilmington Savings Fund Society, SCB, as collateral agent.

Pursuant to the Highbridge Loan Agreement, we may borrow up to an aggregate of $20.0 million in aggregate principal through the issuance and sale of the First Lien Notes. We received the first tranche of borrowing in the aggregate principal amount of $15.0 million on April 24, 2020. Under the terms of the Highbridge Loan Agreement, we may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, we issued 1,500,000 shares of our common stock to the Lenders as a commitment fee.

The First Lien Notes are secured, senior obligations that bear interest at the annual rate of 12% or, at our election, payment in kind at an annual rate of 13%, payable monthly in arrears. The First Lien Notes will mature on October 24, 2021, or the First Lien Maturity Date, unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the First Lien Notes are secured by substantially all our assets.

We have the right to prepay the First Lien Notes at any time, subject to a prepayment premium, which in certain circumstances we may elect to pay in our common stock, equal to the aggregate amount of interest payments through maturity. However, if the date of payment in cash of such prepayment premium is on or before August 22, 2020, the prepayment premium will be reduced by 25%.

Subject to certain conditions, if we retain or reinvest proceeds of an asset sale pursuant to the asset sale prepayment provisions in the Highbridge Loan Agreement, the Lenders shall be entitled to convert First Lien Notes and Holders (defined below) shall be entitled to convert Second Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium) to our common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of our common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of Second Lien Notes that are voluntarily converted by the Holders).

From and after a strategic transaction announcement (as defined in the form of First Lien Note), we may elect to convert up to $9.4 million in aggregate principal of the First Lien Notes to our common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the Common Stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share of our common stock. This conversion option has a daily limit of $0.3 million in aggregate converted principal. If we or the Lenders elect to convert any of the First Lien Notes, the amount converted will be equal to the principal and unpaid accrued interest plus the applicable prepayment premium.

The Highbridge Loan Agreement contains customary terms and covenants, including without limitation: financial covenants, such as operating within an approved budget and maintaining a minimum cash balance; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Highbridge Loan Agreement also contains customary events of default, after which the First Lien Notes may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, and change of control, termination of any guaranty, governmental approvals, and lien priority.

Exchange Agreement with Highbridge

On April 21, 2020 we entered into a Note Purchase and Exchange Agreement, or the Exchange Agreement, with certain funds managed by Highbridge providing for the exchange of $24.0 million aggregate principal amount of our outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes due January 2022, or the Second Lien Notes, and, together with the First Lien Notes, the Senior Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The Warrants may be exercised in cash or on a cashless basis at any time through the three year anniversary of the issuance date.

The Second Lien Notes are secured, senior obligations, junior only to the First Lien Notes. The Second Lien Notes bear interest in cash at the annual rate of 7.5% or, at our election, payment in kind at an annual rate of 8.25%, payable monthly in arrears. The Second Lien Notes mature on January 24, 2022 unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the Second Lien Notes are secured by substantially all of our assets.

We have the right to prepay the Second Lien Notes at any time, subject to a prepayment premium, which in certain circumstances we may elect to pay in our common stock, equal to the aggregate amount of interest payments through maturity. However, if the date of payment in cash of such prepayment premium is on or before August 22, 2020, the prepayment premium will be reduced by 25%.

The holders of the Second Lien Notes, or the Second Lien Notes Holders, will have the right to convert up to $7.0 million aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to our common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of our common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted by the Lenders). Subject to certain conditions, if we retain or reinvest proceeds of an asset sale pursuant to the asset sale prepayment provisions in the Exchange Agreement, the Second Lien Notes Holders shall be entitled to convert additional Second Lien Notes and the Lenders shall be entitled to convert First Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium). As of June 5, 2020, the Holders have converted $4.8 million of principal for issuance of 10,502,291 shares of our common stock.

From and after a strategic transaction announcement, we may elect to convert up to $8.7 million in aggregate principal of the Second Lien Notes to our common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of our common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $0.3 million in aggregate converted principal. If we or the Second Lien Notes Holders elect to convert any of the Second Lien Notes, the amount converted will be equal to the principal and unpaid accrued interest plus the applicable premium.

The Exchange Agreement contains customary terms and covenants, including without limitation: financial covenants, such as maintaining a minimum cash balance; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Exchange Agreement also contains customary events of default, after which the Second Lien Notes may be due and payable immediately, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, and change of control, termination of any guaranty, governmental approvals, and lien priority.

We may not issue shares of our common stock, net of the 18,181,818 shares underlying the 2025 Notes exchanged in the Exchange, in excess of 19.99% of our common stock outstanding on April 21, 2020; this restriction is subject to removal upon approval by our stockholders. We intend to seek this approval at our 2020 Annual Meeting of Stockholders on June 30, 2020.

Funding Requirements and Outlook

Given our limited cash resources, and after inclusion of our subsequent financings, and considering the economic and market uncertainty resulting from the COVID-19 pandemic, management has substantial doubt regarding our ability to meet our obligations as they become due in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q. Our ability to generate enough cash to meet our streamlined working capital requirements is dependent on our ability to achieve additional capital sources and favorable outcomes from potential strategic alternatives currently being explored. New financings may not be available to us on commercially acceptable terms, or at all, and may be impacted by new and current debt covenants. To the extent that we raise additional capital through debt or the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds or enter into strategic development, distribution, or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or grant terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt financings, or strategic alliances, we may be required to further delay, limit, reduce or terminate some of our operating plans.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(29,048)	$(30,152)
Net cash used in investing activities	(100)	(490)
Net cash used in financing activities	(47,985)	(2,476)
Net decrease in cash, cash equivalents and restricted cash	$(77,133)	$(33,118)

Net cash used in operating activities

Net cash used in operating activities was $29.0 million for the three months ended March 31, 2020 and consisted of a net loss of $42.6 million, a net change in operating assets and liabilities of $4.1 million mostly due to collections of accounts receivable at December 31, 2019 collected from Roche in the first quarter of 2020 and reductions in inventory, net for increased impairment reserves, as well as net non-cash items of $10.0 million, including a change of $12.5 million for inventory net realizable value charges, and a $4.5 million extinguishment loss on the Solar Loan Agreement, offset by a $8.2 million change in fair value of the embedded derivatives on the 2023 and 2025 Notes over the prior period.

Net cash used in operating activities was $30.2 million for the three months ended March 31, 2019 and consisted of a net loss of $29.4 million and a net change in operating assets and liabilities of $1.9 million, partially offset by net non-cash items of $1.1 million. Net change in operating assets and liabilities consisted of a $4.2 million increase in inventory, a $1.1 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other current assets and a $0.6 million decrease in deferred revenue, partially offset by a $4.7 million decrease in accounts receivable. Net non-cash items consisted of stock-based compensation expense of $2.0 million, non-cash interest expense of $0.9 million, depreciation and amortization of $0.2 million, partially offset by decrease in fair value of derivative liability of $2.1 million.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2019 and consisted of $0.4 million of capital expenditures for laboratory equipment and $0.1 million of lease payments.

Net cash used in financing activities

Net cash used in financing activities was $48.0 million for the three months ended March 31, 2020 and primarily consisted of $45.0 for the repayment of outstanding principal on our Solar Loan Agreement and $3.4 million for a final payoff fee and prepayment premium.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2019 and consisted of aggregate principal payments on term loans of $2.5 million.

Contractual Obligations

The following summarizes our contractual obligations as of March  31, 2020:

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2020	2021-2022	2023-2024	2024
Operating lease obligations	$3,279	$708	$1,971	$600	$-
Principal payment under 2023 Notes	15,700	-	-	15,700	-
Interest payments under 2023 Notes	2,473	412	1,649	412	-
Principal payment under 2025 Notes⁽¹⁾	82,000	-	-	-	82,000
Interest payments under 2025 Notes⁽¹⁾	22,031	2,180	8,759	8,759	2,333
Other commitments⁽²⁾	1,500	1,500	-	-	-
Total contractual obligations	$126,983	$4,800	$12,379	$25,471	$84,333

(1)

Pursuant to the Exchange Agreement on April 21, 2020, $24.0 million aggregate principal amount of 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of Second Lien Notes (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The contractual obligations for the 2025 Notes do not reflect this subsequent event.

(2)

Other commitments include, among other things, minimum payment obligations and other obligations that we cannot cancel or where we would be required to pay a fee for termination before the contractual period ended. These do not include obligations negotiated with suppliers and contract manufacturers subsequent to the quarter ended March 31, 2020.

Off-Balance Sheet Arrangements

Except as described below, during the three months ended March 31, 2020, we did not have any other, and we currently do not have any other, off-balance sheet arrangements as defined by SEC rules.

Subsequent Supplier and Contract Manufacturer Obligations

As a result of the impact of the COVID-19 pandemic on the global healthcare community and our streamlined operational focus implemented at the end of the first quarter of 2020, we have been negotiating with certain of our major suppliers and contract manufacturers to pay for materials procured by these parties on our behalf or for costs incurred related to Eversense manufacturing activities that we paused or delayed. Some of these fees may also be dependent on whether the materials will expire prior to when we resume production at normal operating levels, or if further delays in manufacturing occur. As of June 9, 2020, we expect to have to pay approximately $1.9 million for costs related to pausing manufacturing activities and $0.6 million if certain manufacturing timelines are not met within a specified period. We will record any fees contingent upon future manufacturing timing in its consolidated financial statements if, and when, it is probable such obligations will become due. When we resume manufacturing activities, some of the amounts paid for materials may be credited back to us upon consumption.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $18.8 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our 2023 and 2035 Notes are fixed, as are the interest rates on the First Lien Notes and Second Lien Notes. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2020, which could increase our foreign currency and interest rate risk.

ITEM 4: Controls and Procedures

Changes to Smaller Reporting Company Requirements

On March 12, 2020, the SEC voted to adopt amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. The amendments more appropriately tailor the types of issuers that are included in the categories of accelerated and large accelerated filers and promote capital formation, preserve capital, and reduce unnecessary burdens and compliance costs for certain smaller issuers while maintaining investor protections. As a result, certain low-revenue issuers will not be required to have their management’s assessment of the effectiveness of internal control over financial reporting, or ICFR, attested to, and reported on, by an independent auditor, as required by Section 404(b) of the Sarbanes-Oxley Act, or SOX. However, those issuers will remain obligated, among other things, to establish and maintain ICFR and, as required by SOX Section 404(a), have management assess the effectiveness of ICFR. Additionally, the amendments revise certain transition thresholds for accelerated and large accelerated filers and add an ICFR auditor attestation check box to the cover page of Form 10-K.

The 2019 fiscal year was the first year we were required to have an auditor’s attestation report on our system of ICFR pursuant to SOX. As a result of these amendments, we are no longer required to have our independent auditor attest to our ICFR. We expect material savings in our audit fees for 2020 as a result of this change, which become effective on April 27, 2020 and apply to our annual report on Form 10-K for the year ended December 31, 2020.

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors”

of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, as amended on April 28, 2020.

We are exploring strategic alternatives and there can be no assurance that we will be successful in identifying, undertaking or completing any strategic alternative, that any such strategic alternative will address our capital and business needs or that the process will not have an adverse impact on our business.

In March 2020, we announced that our Board of Directors has decided to explore potential strategic alternatives to enhance stakeholder value. The process of reviewing and pursuing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any strategic alternative and we cannot assure you that we will be able to identify, undertake and complete any strategic alternative that will address our capital and operational needs.

Any potential strategic alternative would be dependent upon a number of factors that may be beyond our control. We do not intend to comment regarding the evaluation of strategic alternatives until such time as we have determined that further disclosure is necessary or appropriate. As a consequence, perceived uncertainties related to our future may have an adverse impact on our business, operations, and the market price of our common stock.

Our business, product sales and results of operations could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations, clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business or operations of our manufacturers, distributors or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. Our headquarters is located in Maryland, and our contract manufacturers are located in Germany, the United Kingdom and the United States. Our distributors are located in the United States and various countries in Europe.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the Governor of Maryland has issued an order closing all non-essential businesses, which took effect on March 23, 2020. Substantially all of our workforce is now working from home either all or substantially all of the time. The effects of the Maryland order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our sensors and transmitters are located in Germany, the United Kingdom, China, Japan and the

United States. For example, any manufacturing supply interruption of Eversense or future generation products, could adversely affect our ability to conduct planned clinical trials and commercialization activities.

Sales and demand for Eversense may be adversely affected by the global COVID-19 pandemic. Disruptions in the distributions of Eversense could result if patients are physically quarantined, if physicians restrict access to their facilities for a material period of time, if patients are unable or unwilling to visit health care providers, or if health care providers prioritize treatment of acute or communicable illnesses over diabetes management. We have begun to receive indications that insertions of Eversense have slowed during the pandemic, and this slowing could continue or worsen.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, commercialization efforts, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Restrictive covenants under the indentures related to the 2023 Notes and the 2025 Notes, the Highbridge Loan Agreement and the Exchange Agreement may limit the manner in which we operate.

The indentures related to the 2023 Notes and the 2025 Notes, the Exchange Agreement, and the Highbridge Loan Agreement contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

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

In addition, the Highbridge Loan Agreement and the Exchange Agreement have minimum liquidity requirements and the Highbridge Loan Agreement includes a covenant requiring the Company to operate within an approved budget. Our obligations under both the Highbridge Loan Agreement and the Exchange Agreement are secured by substantially all of our assets. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities, repurchase shares of our common stock or finance future operations or capital needs.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including uncertainties related to the COVID-19 pandemic. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, subject to certain conditions and limitations, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, subject to certain conditions and limitations in the indentures related to the 2023 Notes and the 2025 Notes, the Highbridge Loan Agreement and the Exchange Agreement, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plan, upon the conversion of our convertible senior subordinated notes or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 450,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including by conversion of our convertible notes, in certain circumstances, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 22, 2020 we received proceeds of $5.8 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 21, 2022 and bears annual interest at a rate of 1.0%. Commencing November 21, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 any principal amount outstanding on the PPP Loan as of October 21, 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is limited because of certain headcount reductions that we implemented in March 2020 and will be reduced if our full-time headcount declines further, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

SENSEONICS HOLDINGS, INC.

Date: June 9, 2020	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)