Form 10-Q
period 2020-06-30
Senseonics Holdings, Inc.
filed 2020-08-10
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-37717

Senseonics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3841 (Primary Standard Industrial Classification Code Number)	47-1210911 (I.R.S. Employer Identification Number)

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SENS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 231,557,506 shares of common stock, par value $0.001, outstanding as of August 7, 2020.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,397	$95,938
Restricted cash	200	—
Accounts receivable, net	670	3,239
Accounts receivable - related parties	—	7,140
Inventory, net	4,150	16,929
Prepaid expenses and other current assets	5,688	4,512
Total current assets	32,105	127,758

Derivative assets	4,245	—
Deposits and other assets	2,716	3,042
Property and equipment, net	1,771	2,001
Total assets	$40,837	$132,801

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$106	$4,285
Accrued expenses and other current liabilities	12,174	18,636
Term Loans, net	—	43,434
2025 Notes, net	—	60,353
Total current liabilities	12,280	126,708

Long-term debt and notes payables, net	61,192	11,800
Derivative liabilities	5,075	664
Other liabilities	1,895	2,278
Total liabilities	80,442	141,450

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 230,551,676 and 203,452,812 shares issued and outstanding as of June 30, 2020 and December 31, 2019	231	203
Additional paid-in capital	483,615	464,491
Accumulated deficit	(523,451)	(473,343)
Total stockholders' deficit	(39,605)	(8,649)
Total liabilities and stockholders’ deficit	$40,837	$132,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue, net	$216	$1,475	$247	$2,718
Revenue, net - related parties	45	3,132	50	5,312
Total revenue	261	4,607	297	8,030
Cost of sales	1,404	9,160	21,074	15,893
Gross profit	(1,143)	(4,553)	(20,777)	(7,863)

Expenses:
Sales and marketing expenses	3,142	14,179	14,287	27,013
Research and development expenses	3,796	10,504	11,159	17,612
General and administrative expenses	4,445	5,417	10,134	11,933
Operating loss	(12,526)	(34,653)	(56,357)	(64,421)
Other income, net:
Interest income	8	410	217	1,037
Loss on extinguishment of debt	(6,385)	—	(10,931)	—
Interest expense	(3,555)	(1,965)	(7,928)	(3,999)
Change in fair value of derivatives	15,238	4,889	25,549	6,961
Other (expense) income	(295)	245	(658)	(17)
Total other income, net	5,011	3,579	6,249	3,982

Net loss	(7,515)	(31,074)	(50,108)	(60,439)
Total comprehensive loss	$(7,515)	$(31,074)	$(50,108)	$(60,439)

Basic and diluted net loss per common share	$(0.03)	$(0.17)	$(0.24)	$(0.34)
Basic and diluted weighted-average shares outstanding	220,305,606	177,012,497	212,025,792	176,983,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Three months ended June 30, 2019:
Balance, March 31, 2019	176,958	$177	$430,926	$(387,159)	$43,944
Issuance of common stock	—	—	—	—	—
Exercise of stock options	36	—	71	—	71
Conversion of convertible notes	—	—	—	—	—
Stock-based compensation expense and vesting of RSUs	37	—	2,232	—	2,232
Net loss	—	—	—	(31,074)	(31,074)
Balance, June 30, 2019	177,031	$177	$433,229	$(418,233)	$15,173

Six months ended June 30, 2019:
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Issuance of common stock	—	—	—	—	—
Exercise of stock options	51	—	94	—	94
Conversion of convertible notes	—	—	—	—	—
Stock-based compensation expense and vesting of RSUs	62	—	4,257	—	4,257
Net loss	—	—	—	(60,439)	(60,439)
Balance, June 30, 2019	177,031	$177	$433,229	$(418,233)	$15,173

Three months ended June 30, 2020:
Balance, March 31, 2020	204,445	$204	$466,771	$(515,936)	$(48,961)
Exercise of stock options, vesting of RSUs, and ESPP purchases	214	—	—	—	—
Exchange and conversion of convertible notes, net	25,893	27	14,223	—	14,250
Stock-based compensation expense	—	—	1,409	—	1,409
Issuance of warrants related to debt, net	—	—	1,212	—	1,212
Net loss	—	—	—	(7,515)	(7,515)
Balance, June 30, 2020	230,552	$231	$483,615	$(523,451)	$(39,605)

Six months ended June 30, 2020:
Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)
Issuance of common stock, net	175	—	(86)	—	(86)
Exercise of stock options, vesting of RSUs, and ESPP purchases	1,031	1	497	—	498
Exchange and conversion of convertible notes, net	25,893	27	14,223	—	14,250
Stock-based compensation expense	—	—	3,278	—	3,278
Issuance of warrants related to debt, net	—	—	1,212	—	1,212
Net loss	—	—	—	(50,108)	(50,108)
Balance, June 30, 2020	230,552	$231	$483,615	$(523,451)	$(39,605)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(50,108)	$(60,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	569	418
Non-cash interest expense (debt discount and deferred costs)	4,650	1,830
Loss on extinguishment of debt	10,931	—
Change in fair value of derivatives	(25,549)	(6,961)
Stock-based compensation expense	3,278	4,257
Provision for inventory obsolescence and net realizable value	11,981	2,336
Loss on disposal of assets	181	—
Changes in assets and liabilities:
Accounts receivable	9,709	1,295
Prepaid expenses and other current assets	(1,177)	(2,106)
Inventory	798	(8,892)
Deposits and other assets	(15)	—
Accounts payable	(4,179)	372
Accrued expenses and other liabilities	(6,062)	2,626
Deferred revenue	—	(628)
Accrued interest	(401)	238
Operating lease liabilities	(383)	(201)
Net cash used in operating activities	(45,777)	(65,855)
Cash flows used in investing activities
Capital expenditures	(178)	(736)
Net cash used in investing activities	(178)	(736)
Cash flows used in financing activities
Issuance of common stock, net	(87)	—
Proceeds from exercise of stock options and ESPP purchases	499	94
Proceeds from the PPP loan	5,763	—
Proceeds from issuance of First Lien Notes, net	14,437	—
Payments of notes payable	(48,396)	(5,000)
Costs for the issuance of Second Lien Notes	(602)	—
Net cash used in financing activities	(28,386)	(4,906)
Net decrease in cash, cash equivalents and restricted cash	(74,341)	(71,497)
Cash, cash equivalents and restricted cash, at beginning of period	95,938	136,793
Cash, cash equivalents and restricted cash, at ending of period	$21,597	$65,296

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,690	$1,858
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$20	$170
Issuance of common stock and warrants - Highbridge transactions	$8,534	$—
Exchange of 2025 Notes for Second Lien Notes	$(24,000)	$—
Issuance of Second Lien Notes	$15,675	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

2.	Going Concern and Liquidity Update

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® CGM System (for use up to 90 days) in the United States and the Eversense CGM and Eversense XL CGM Systems (for use up to 180 days) in Europe, the Middle East, and Africa. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals for the sale of those products, including approval by the FDA for the new 180-day Eversense product in the United States. These activities will require significant uses of working capital through 2020 and beyond.

The Company generated a net loss of $50.1 million for the six months ended June 30, 2020 and had an accumulated deficit of $523.5 million at June 30, 2020. During the six months ended June 30, 2020, the Company repaid in full its term loan with Solar Capital Ltd. (“Solar”) in the amount of $48.5 million, and as a result, and in consideration of the evolving impact of the coronavirus (“COVID-19”) pandemic, the Company made significant reductions in its cost structure to improve operating cash flow and generate future capital expenditure savings to ensure the long-term success of Eversense. Specifically, the Company temporarily suspended commercial sales of the Eversense CGM system in the United States to new patients and streamlined its operational strategy to focus on the development and regulatory submission efforts for its new 180-day Eversense product in the United States.

On April 22, 2020, the Company received $5.8 million in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), and administered by the U.S. Small Business Administration (the “SBA”), to support payroll, rent, and utilities incurred during a defined period. On April 24, 2020, the Company received $15.0 million through the issuance and sale of First Lien Secured Notes due October 2021 (the “First Lien Notes”) pursuant to a Loan and Security Agreement (the “Highbridge Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (“Highbridge”), as the lenders, together with the other lenders from time to time party thereto (the “Lenders”). Under the terms of the Highbridge Loan Agreement, the Company may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. Highbridge was a current holder of $24.0 million in principal amount of the Company’s convertible senior subordinated notes due 2025 (the “2025 Notes”). In connection with the Highbridge Loan Agreement, the Company entered into a Note and Purchase Exchange Agreement with the Lenders, pursuant to which those 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

As described further below in Note 13 – Subsequent Events, on August 9, 2020, the Company entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”) and entered into a financing agreement pursuant to which the Company has agreed to issue $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024 (the “2024 Notes”) to Ascensia’s parent company, PHC Holdings Corporation (“PHC”) on or about August 14, 2020 (the “Closing Date”). The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon receipt of any stockholder approval required by the listing rules of the NYSE American and the Company obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, the Company intends to prepay the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium. Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Situations, LLC and certain affiliates thereof (“Masters”) pursuant to which the Company has agreed to issue and sell to Masters 3,000 shares of convertible preferred stock, designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing, expected to occur on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement.

The Company believes that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for the Company, the manufacturing of Eversense and continued product development, including the U.S. launch of the new 180-day Eversense product, if approved. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. As a result of these recent subsequent events and that the transactions have not yet closed, management’s doubt regarding its ability to continue as a going concern for the next twelve months from the date this Quarterly Report on Form 10-Q is filed is not yet alleviated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2020 and December 31, 2019, results of operations, comprehensive loss, and changes in stockholder’s equity (deficit) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 16, 2020, and amended on April 28, 2020. The interim results for June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its wholly owned operating subsidiary Senseonics Incorporated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods due to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2020 and 2019, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	June 30,	December 31,
	2020	2019
Cash ⁽¹⁾	$21,394	$38,043
Money market funds	3	37,769
Commercial paper	—	13,870
Corporate bonds	—	6,256
Cash and cash equivalents	$21,397	$95,938

⁽¹⁾ Includes overnight repurchase agreements

Restricted Cash

The Company’s restricted cash includes pledged cash as collateral related to its credit card program with Silicon Valley Bank. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$21,397	$95,938
Restricted cash	200	—
Cash, cash equivalents and restricted cash	$21,597	$95,938

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of COVID-19 and the events described above in Note 2, the Company identified an indicator of impairment and completed an impairment assessment. As part of the assessment, the Company concluded the fair value of some of its property and equipment exceeded its carrying values. Accordingly, an impairment of property and equipment in the amount of $0.2 million for the six months ended June 30, 2020 was recorded in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.

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

At June 30, 2020 and December 31, 2019, the warranty reserve was $1.6 million and $2.2 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Balance at beginning of the year	$2,197	$816
Provision for warranties during the period	403	3,296
Settlements made during the period	(1,011)	(1,915)
Balance at end of the year	$1,589	$2,197

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

The Company generates revenue from sales of its Eversense CGM system and related components at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States (collectively, “Customers”) who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Customer contracts do not include the right to return unless there is a product issue, in which case the Company may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

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

Revenue is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. The Company’s contracts may contain variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including the reimbursements paid by the Company to its Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts and prompt-pay incentives, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, the Company reimburses participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense CGM System and what they collect from insurance payors and the patient’s fee of $99. The Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide the Company with data regarding which patient orders are under the program and which are not. Customer supplied data, along with actual reimbursements that have been validated to patient claims, are used to support expected reimbursement estimates. Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company’s estimates used in determining the variable consideration on a sale transaction may be adjusted each reporting period depending on actual results, provided a change does not reflect a modification to the original contract.

Contract assets consist of trade receivables from Customers and contract liabilities consist of amounts due to Customers in connection with the Eversense Bridge Program, classified as patient access and incentive programs within accrued liabilities on the accompanying unaudited condensed consolidated balance sheets. Trade receivables for customers in the United States are recorded at net realizable value, which is generally the contractual price but may be net of anticipated prompt-pay or promotional discounts.

Concentration of Revenue and Customers

For the three months ended June 30, 2020 and 2019, the Company derived 17% and 68% of its total revenue, respectively, from one customer, Roche Diabetes Care GmbH. For the six months ended June 30, 2020 and 2019, the Company derived 17% and 66% of its total revenue, respectively, from one customer, Roche Diabetes Care GmbH. During the three and six months ended June 30, 2020, Roche did not place commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors and transmitters. Revenues for these corresponding periods in 2020 represent purchases for miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$55	21.1%	$67	22.6%
United States	206	78.9	230	77.4
Total	$261	100.0%	$297	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,509	76.2%	$6,117	76.2%
United States	1,098	23.8	1,913	23.8
Total	$4,607	100.0%	$8,030	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company extended payment terms and provided one-time COVID-19 pandemic relief concessions to some of its customers in the United States for allowances up to a specified amount if they are unable to sell through Eversense and related components on hand prior to expiry, which the

Company expects to occur in the third and fourth quarters of 2020. The Company’s accounts receivables at June 30, 2020 included an allowance for these estimated concessions in the amount of $0.2 million. The Company does not have a history of collectability concerns and there have been no provisions for uncollectible accounts recorded against accounts receivable at June 30, 2020 or December 31, 2019.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at June 30, 2020 and 2019, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted net loss per share, was as follows:

	June 30,
	2020	2019
Stock-based awards	19,303,537	27,618,668
First Lien Notes	23,912,514	—
Second Lien Notes	21,395,957	—
2023 Notes	6,672,500	21,321,038
2025 Notes	44,961,235	—
Warrants	9,696,581	4,071,581
Total anti-dilutive shares outstanding	125,942,324	53,011,287

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

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. The Company’s workforce reduction on March 26, 2020 did not permit continuation of service past March 31, 2020 and associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in the Company’s accompanying unaudited consolidated financial statements for the six months ended June 30, 2020.

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

4. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$278	$3,944
Work-in-process	1,259	10,938
Raw materials	2,613	2,047
Total	$4,150	$16,929

The Company charged $15.1 million and $2.2 million to cost of sales for the six months ended June 30, 2020 and 2019, respectively, to reduce the value of inventory for items that are potentially obsolete, in excess of product demand, or to adjust costs to their net realizable value.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Contract manufacturing⁽¹⁾	$4,158	$3,043
Insurance	678	44
Marketing and sales	375	605
Clinical and preclinical	140	240
Consulting	125	—
IT and software	107	294
Rent	101	—
Other	4	179
Interest receivable	—	107
Total prepaid expenses and other current assets	$5,688	$4,512

(1)	Includes deposits for manufacturing and amounts for materials procured by contract manufacturers on behalf of the Company following its March 2020 announcement of its streamlined operational focus and may be applied when manufacturing resumes.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation and benefits	$3,007	$5,630
Contract manufacturing	2,685	2,452
Interest on notes payable	1,751	2,153
Product warranty and replacement obligations	1,589	2,197
Patient access programs	831	1,578
Operating lease	744	696
Professional and administration services	705	1,384
Research and development	559	1,956
Sales and marketing services	255	553
Other	48	37
Total accrued expenses and other current liabilities	$12,174	$18,636

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

A loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 was recorded to other income (expense) in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2020.

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (the “Bank”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the Bank. The Company may apply for forgiveness any time on or before the maturity date of the loan. If the Company does not apply for loan forgiveness within ten months after the last day of the covered period, the PPP loan is no longer deferred, and we must begin paying principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Company’s PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the specified period after the loan origination for certain purposes including payroll costs, interest on debt obligations incurred prior to February 15, 2020, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered specified period will qualify for forgiveness. As a result of the Company’s workforce reduction, the amount of forgiveness will correspondingly decrease.

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

Highbridge Credit Facility

Highbridge Loan Agreement

On April 21, 2020, the Company entered into the Highbridge Loan Agreement with certain funds managed by Highbridge, the Lenders and Wilmington Savings Fund Society, SCB, as collateral agent.

Pursuant to the Highbridge Loan Agreement, the Company may borrow up to an aggregate of $20.0 million in aggregate principal through the issuance and sale of First Lien Notes. The Company received the first tranche of borrowing in the aggregate principal amount of $15.0 million on April 24, 2020. Under the terms of the Highbridge Loan Agreement, the Company may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, the Company issued 1,500,000 shares of its common stock to the Lenders as a commitment fee.

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

Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the asset sale prepayment provisions in the Highbridge Loan Agreement, the Lenders shall be entitled to convert First Lien Notes and Holders (defined below) shall be entitled to convert Second Lien Notes (as defined below) in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium) to the Company’s common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of Second Lien Notes that are voluntarily converted by the Holders).

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

As described further below in Note 13 – Subsequent Events, upon the closing of the 2024 Notes, the Company intends to prepay the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. The Company recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The debt issuance costs incurred in connection with the Highbridge financings were allocated between the First Lien Notes, Second Lien Notes, common stock, and warrants. The Company incurred and deferred $1.5 million in debt issuance costs and debt discounts associated with the First Lien Notes, which will be amortized as interest expense over the term of the First Lien Notes, along with $1.0 million of debt premium from the derivative bifurcation.

Exchange Agreement with Highbridge

On April 21, 2020 the Company entered into a Note Purchase and Exchange Agreement (the “Exchange Agreement”), with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of the Company’s outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes (the “Second Lien Notes” and, together with the First Lien Notes, the “Senior Notes”), (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The warrants may be exercised in cash or on a cashless basis at any time through the three year anniversary of the issuance date.

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

The holders of the Second Lien Notes (the “Holders”) have the right to convert up to $7.0 million aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.57 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted by the Lenders). Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the Asset Sale Prepayment Provisions in the Exchange Agreement, the Holders shall be entitled to convert additional Second Lien Notes and the Lenders shall be entitled to convert First Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium).

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

The Second Lien Notes also contain redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder up to $7.0 million in aggregate outstanding principal amount. The Company recorded the fair value of these embedded features in the amount of $1.2 million as a debt discount and derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Since Highbridge was a noteholder of the 2025 Notes and exchanged $24.0 million of outstanding principal of the 2025 Notes for Second Lien Notes, the Exchange qualifies as a loan modification. The debt issuance costs incurred in connection with the Highbridge financings were allocated between the First Lien Notes, Second Lien Notes, common stock, and warrants. Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred. In connection with the issuance of the Second Lien Notes, the Company recorded a total of $14.1 million in debt issuance costs and debt discounts, including $13.2 million allocated from the 2025 Notes for the $24.0 million outstanding principal exchanged and the discount from the bifurcated derivative. These costs were deferred as discounts to the Second Lien Notes and are amortized as interest expense over the term of the Second Lien Notes. Allocated third-party debt related costs of $0.3 million were expensed during the three and six months ended June 30, 2020.

During the quarter ended June 30, 2020, Highbridge voluntarily converted a total of $6.0 million of outstanding principal amount of the Second Lien Notes for 13,366,339 shares of common stock, which included prepayment premiums and were based off the Company’s election of PIK interest. Accordingly, $6.4 million of allocated deferred issuance costs, debt discounts and prepayment premiums were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2020.

The Exchange Agreement was subsequently amended on August 9, 2020, which modified certain of the terms of the Second Lien Notes, as described in Note 13 – Subsequent Events.

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of 2025 Notes that will mature on January 15, 2025, unless earlier repurchased or converted. The 2025 Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

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

In connection with the Exchange on April 24, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge were exchanged for $15.7 million of Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. This transaction modified the original 2025 Notes outstanding with Highbridge and resulted in $13.2 million of deferred issuance fees and debt discounts associated with the exchanged 2025 Notes being transferred as a discount to the Second Lien Notes.

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

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(3,341)	-	12,359
2025 Notes	58,000	(30,745)	(469)	26,786
First Lien Notes	15,371	(144)	(239)	14,988
Second Lien Notes	9,843	(8,431)	(116)	1,296
PPP Loan	5,763	-	-	5,763

	December 31, 2019
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Solar Term Loan	45,000	(1,466)	(100)	43,434
2023 Notes	15,700	(3,900)	-	11,800
2025 Notes	82,000	(46,482)	(708)	34,810

Interest expense related to the notes payable for the three and six months ended June 30, 2020 was as follows (dollars in thousands):

	Three months ended June 30, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Final Payment Fee ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	283	-	-	489
2025 Notes	5.25%	879	1,237	19	-	2,135
First Lien Notes	13.00%	371	20	33	-	424
Second Lien Notes	8.25%	168	323	5	-	496
PPP Loan	1.00%	11	-	-	-	11
Total		1,635	1,863	57	-	3,555

	Six months ended June 30, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Final Payment Fee ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,001	301	-	-	1,302
2023 Notes	5.25%	412	559	-	-	971
2025 Notes	5.25%	1,966	2,712	41	-	4,719
First Lien Notes	13.00%	371	20	33	-	424
Second Lien Notes	8.25%	168	323	5	-	496
PPP Loan	1.00%	11	-	-	-	11
Total		3,929	3,915	79	-	7,923

The following are the scheduled maturities of the Company’s notes payable as of June 30, 2020, including PIK interest on the First and Second Lien Notes (in thousands):

2020 (remaining six months)	$—
2021	22,489
2022	12,754
2023	15,700
2024	—
Thereafter	58,000
Total	$108,943

8.	Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50 million in gross proceeds of its common stock. During the six months ended June 30, 2020 the Company sold 175,289 shares of common stock resulting in gross proceeds of $0.1 million.

9. Stock-Based Compensation

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of June 30, 2020, 16,730,425 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2020, 1,090,586 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At June 30, 2020 there were 6,341,661 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time and deductions not yet used in a purchase are refundable upon employment termination. The Company initiated its first 2016 ESPP offering period on August 1, 2019 and new offering periods occur every six months thereafter, each consisting of two purchase periods of six months in duration ending on or about January 31st and July 31st of each year. A participant may only be in one offering at a time. On February 1, 2020, there were 566,573 shares purchased in connection with the initial offering period. The 2016 ESPP contains an offering reset provision whereby if the fair market value of a share on offering date of an ongoing offering is less than or equal to the fair market value of a share on a new offering date, the ongoing offering will terminate immediately after the purchase date and rolls over to the new offering. During the six months ended June 30, 2020, 40 participants in the initial offering were automatically rolled over to the subsequent new offering as a result this reset provision and an incremental cost of less than $0.1 million.

The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 3,509,429 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

10.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
Embedded features of the First Lien Notes	2,355	—	—	2,355
Embedded features of the Second Lien Notes	$1,890	$—	$—	$1,890
Liabilities
Embedded features of the 2023 Notes	$93	$—	$—	$93
Embedded features of the 2025 Notes	4,982	—	—	4,982

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$37,769	$37,769	$—	$—
Commercial paper⁽¹⁾	13,870	—	13,870	—
Corporate bonds	6,256	—	6,256	—
Liabilities
Embedded features of the 2023 Notes	$664	$—	$—	$664
Embedded features of the 2025 Notes	25,543	—	25,543	—

⁽¹⁾ Classified as cash and cash equivalents due to their short-term maturity

At June 30, 2020, the 2025 Notes no longer had sufficient trading activity and therefore transferred from Level 2, to Level 3. The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of
the Notes
December 31, 2019	$664
Initial fair value of embedded features of First Lien Notes	(1,034)
Initial fair value of embedded features of Second Lien Notes	1,206
Change in derivatives (including the partial settlement of the 2025 Notes)	(25,549)
Transfer of 2025 Notes to Level 3	25,543
June 30, 2020	$830

The recurring Level 3 fair value measurements of the embedded features of the notes payable include the following significant unobservable inputs at June 30, 2020:

	2023 Notes	2025 Notes	First Lien	Second Lien
Unobservable Inputs	Assumptions	Assumptions	Assumptions	Assumptions
Risky (bond) rate	27.2%	24.9%	18.3%	21.6%
Stock price volatility	76%	76%	76%	76%
Probabilities of conversion provisions	7.8% - 83.7%	6.5% - 70.1%	20.0% - 60.0%	20.0% - 60.0%
Time period until maturity (yrs)	1.00 - 2.59	1.00 - 4.54	0.25 - 1.32	0.25 - 1.57
Dividend yield	—%	—%	—%	—%

11.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2020 or June 30, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2020 and December 31, 2019.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three and six months ended June 30, 2020.

12.	Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd (collectively, “Roche”), has a noncontrolling ownership interest in the Company. Revenue from Roche during the three and six months ended June 30, 2020 was less than $0.1 million. For the three and six months ended June 30, 2019, revenue from Roche was $3.1 million and $5.3 million, respectively. Amounts due from Roche were less than $0.1 million at June 30, 2020 and $7.1 million at December 31, 2019. At each of June 30, 2020 and December 31, 2019, the Company had committed replacement obligations under warranties of $0.4 million.

13.	Subsequent Events

Ascensia Collaboration and Commercialization Agreement and Financing

On August 9, 2020, the Company entered into a Collaboration and Commercialization Agreement with Ascensia pursuant to which the Company has granted Ascensia the right to distribute Eversense, Eversense XL and the new Eversense 180-day product in the global market for an initial term of five years, subject to exceptions as set forth in the agreement. Pursuant to the agreement, Ascensia will receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forties based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense, Eversense XL and the new Eversense 180-day product from the Company at prices to be negotiated based on parameters set forth in the agreement. Under the agreement, the Company will be responsible for product development and manufacturing, including regulatory submissions, approvals and registrations, and Ascensia will be responsible for sales, marketing, market access, patient and provider onboarding and customer support. The Company and Ascensia have agreed to establish a joint marketing committee with equal representation from each party.

Concurrently with the execution of the Collaboration and Commercialization Agreement with Ascensia, the Company entered into a note purchase agreement pursuant to which the Company has agreed to issue $35 million in aggregate principal amount of 2024 Notes to PHC on the Closing Date. The Company has also agreed to issue 2,941,176 shares of its common stock to PHC as a financing fee on the Closing Date. The 2024 Notes will be senior secured obligations of the Company and will be guaranteed on a senior secured basis. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate will decrease to 8.0% if the Company obtains approval for the new 180-day Eversense product for marketing in the United States, subject to certain conditions. The maturity date for the 2024 Notes will be October 31, 2024 (the “Maturity Date”), provided that the Maturity Date will accelerate if the Company has not repaid the Company’s outstanding Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes. The obligations under the 2024 Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

The 2024 Note holders are entitled to convert the 2024 Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the 2024 Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.54 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the 2024 Notes are redeemable by the Company if the closing sale price of the common stock exceeds 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest. On or after October 31, 2023, the 2024 Notes are redeemable by the Company upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the Maturity Date or a call premium of 125% if redeemed within six months of the Maturity Date.

The Company will also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock (the “PHC Preferred Stock”) on or before December 31, 2022, contingent upon receipt of any stockholder approval required by the listing rules of the NYSE American and the Company obtaining approval for 180-day Eversense XL for marketing in the United States before such date. The purchase price per share of the PHC Preferred Stock would be $1,000.00 per share. Each share of PHC Preferred Stock would be convertible into a number of shares of Common Stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The terms of the PHC Preferred Stock, if issued, will generally be the same as the terms of the Series A Preferred Stock described below. In addition, the Company has agreed to redeem all of the PHC Preferred Stock on the ten year anniversary of the issuance date for cash consideration equal to the liquidation amount.

The Company intends to use the proceeds from the issuance of the 2024 Notes to prepay the First Lien Notes in full during August 2020, which is expected to be approximately $17.6 million including the prepayment premium discount.

Amendment to Highbridge Loan Agreement

On August 9, 2020, the Company entered into a First Amendment to Note Purchase and Exchange Agreement and Notes (the “Amendment”) with Highbridge. Pursuant to the Amendment, effective as of the Closing Date, Highbridge agreed to the consummation of the other transactions described in this subsequent events note and agreed to an extension of the maturity date for the Second Lien Notes to August 2023. Additionally, the holders of the Second Lien Notes will have the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option has a daily limit of $1,000,000 in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted). As of August 8, 2020, approximately $9.9 million in principal amount of Second Lien Notes remained outstanding.

Issuance and Sale of Convertible Preferred Stock to Masters

On August 9, 2020 the Company entered into a Stock Purchase Agreement with Masters . Pursuant to the Stock Purchase Agreement, the Company has agreed to issue and sell to the Preferred Stock Purchasers 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. In addition, Masters or their assignees have the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, upon the later to occur of 90 days following the initial closing or the date 10 days after the Company receives stockholder approval to increase its authorized common stock by an amount sufficient to permit conversions of the Series A Preferred Stock, but in any event no later than 150 days after the initial closing, and subject to specified conditions. Each share of Series A Preferred Stock will initially be convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A Preferred Stock will rank senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders will also be entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If the Company undergoes a change of control, each holder has the right to cause the Company to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount.

The holders of Series A Preferred Stock generally will be entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of the Company’s certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock.

Restricted Stock Unit Awards

On July 20, 2020, the Company granted annual stock awards to its executive team in the form of restricted stock units under the 2015 Plan. The awards vest in eight installments over four years, with the first installment vesting on July 21, 2020. Accordingly, 853,850 shares of the Company’s common stock were issued on July 21, 2020 after withholding shares for tax obligations.

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

Overview and Business Updates

We are a medical technology company focused on the development and commercialization of long-term, implantable continuous glucose monitoring, or CGM, systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our Eversense and Eversense XL CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via a small under-the-skin sensor, a lightweight and rechargeable smart transmitter worn on the skin, and a convenient app for real-time glucose monitoring and management for a period of up to 90 and 180 days, respectively, as compared to seven to 14 days for non-implantable CGM systems.

The extended life Eversense XL CGM System, for use up to 180 days, is currently available in select markets in Europe, the Middle East, and Africa, or EMEA. The Eversense CGM System, for use up to 90 days, launched commercially in the United States in July 2019 and is currently available in the United States. We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of our Eversense systems are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. During the six months ended June 30, 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington DC, Blue Cross and Blue Shield plans, and announced local coverage determinations, or LCD, proposals for implantable therapeutic CGMs such as Eversense by six Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service. We continue to see momentum of broad national payor acceptance, including on August 3, 2020, the Centers for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs.

Development and Commercialization of Eversense

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense XL for a period of up to 180 days in the United States. On September 30, 2019, we completed enrollment of the PROMISE trial and had our last patient complete their 180-day visit during the first quarter of 2020. We are in the process of confirming data from the PROMISE trial and compiling a regulatory submission to the FDA, which we expect to submit in the third quarter of 2020, to expand the Eversense system use for up to 180 days in the United States with reduced calibrations. If approved by the FDA, this new product will double sensor duration of Eversense in the United States, with half of the insertion and removal procedures required, and will provide more than 12 times longer sensor duration than other CGM systems available in the United States. We anticipate a decision in early 2021, and if positive, we will begin transitioning patients in the United States to the new 180-day Eversense product. However, shelter-in-place orders and other impacts from the coronavirus, or COVID-19, pandemic could alter or delay the timing of response by the FDA regarding our submission.

We also intend to use data from the PROMISE trial, if positive, to support a regulatory submission to the FDA for an integrated, or iCGM, designation in the first quarter of 2021. This would allow Eversense to integrate with other compatible medical devices and electronic interfaces, such as automated insulin dosing systems, insulin pumps, and blood glucose meters.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants who all had sensors with the modified chemistry will be left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, in the first half of 2021 we plan to seek Investigational Device Exemption, or IDE, from the FDA. If the IDE is approved, we would then begin enrollment of a clinical trial in the second half of 2021, which would also include a pediatric population.

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

COVID-19

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. The Governor of Maryland issued an order closing all non-essential businesses, which took effect on March 23, 2020. Although the state of Maryland is gradually undergoing a phased reopening plan, substantially all of our workforce is still working from home either all or substantially all of the time. Additionally, because our sensor requires an in-clinic procedure, we saw a reduction in access to clinics and sensor insertions during the initial outbreak.

During the second quarter of 2020, reinsertion rates for existing patients on Eversense were more favorable than we originally anticipated at the start of the outbreak, leading to several new order requests from our distributors, and adjustments to concession allowances previously provided to some of our customers in the United States to reflect actual product usage. While these upward trends are promising, insertion volumes are still below pre-COVID-19 levels. Additionally, the recent COVID-19 pandemic infection rates in the United States have been increasing and it is difficult to predict the longevity and severity COVID-19 will have on our business.

Streamlined Operational Focus

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash on hand after repayment of the Solar Loan Agreement (as defined below) in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users, including ensuring broader insurance coverage for Eversense, and the development and regulatory submission of our new 180-day Eversense product in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel. Associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in our accompanying unaudited condensed consolidated financial statements during the six months ended June 30, 2020.

Net Revenue Impact

As a result of the COVID-19 pandemic, redistribution of country-specific government funding to COVID-19 efforts, overall excess inventory at our distributors, and the announcement of our streamlined focus in the first quarter of 2020, our net revenue for the three and six months ended June 30, 2020 was significantly lower than the three and six months ended June 30, 2019. We are uncertain as to the longevity or severity these factors may have on our future sales.

Under our exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. This agreement expires in January 2021. During the three and six months ended June 30, 2020, Roche did not place any commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors and transmitters. Revenues for these corresponding periods in 2020 represent purchases for miscellaneous Eversense system components.

We extended payment terms and provided one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount of first quarter purchases if they are unable to sell through Eversense and related components on hand prior to expiry, which we expect to occur in the third and fourth quarters of 2020. Our net revenues and corresponding accounts receivables have been reduced for these allowances at June 30, 2020. In efforts to continue supporting our installed patient base, our Eversense Bridge Program remains available for eligible existing patients on Eversense and we have removed the two-sensor limit previously prescribed by the program.

Inventory

As a result of significant changes and uncertainty regarding our forecasted demand and related expiry concerns, $16.2 million of inventory and related assets is impaired at June 30, 2020 with a corresponding charge to cost of sales in our unaudited condensed consolidated results of operations and comprehensive loss of $15.1 million for the six months ended June 30, 2020. We will continue to assess our inventory and supplier related assets for recoverability if conditions materially change or worsen.

Long-lived Assets

We reviewed our long-lived assets, including property and equipment and right-of-use assets, for recoverability, which resulted in a loss on disposal of property and equipment in the amount of $0.2 million for the six months ended June 30, 2020, which we recorded to other income (expense) in our unaudited condensed consolidated statement of operations and comprehensive loss. The impairment mostly related to the uncertainty of conducting validation efforts to be able to place new manufacturing equipment into service.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Recent Developments

On August 9, 2020, we entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG, or Ascensia, and entered into a financing agreement pursuant to which we have agreed to issue $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024, or the 2024 Notes, to Ascensia’s parent company, PHC Holdings Corporation, or PHC, on or about August 14, 2020, or the Closing Date. We also have agreed to issue PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon receipt of any stockholder approval required by the listing rules of the NYSE American and obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, we intend to prepay the First Lien Notes described below in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Situations, LLC and certain affiliates thereof, or Masters, pursuant to which we have agreed to issue and sell to Masters 3,000 shares of convertible preferred stock, or the Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing, expected to occur on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement.

On August 9, 2020, we entered into a First Amendment to Note Purchase and Exchange Agreement and Notes, or the Amendment, with Highbridge Capital Management, LLC, or Highbridge. Pursuant to the Amendment, effective as of the Closing Date, Highbridge agreed to an extension of the maturity date for the Second Lien Notes to August 2023. Additionally, the holders of the Second Lien Notes will have the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option has a daily limit of $1,000,000 in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted). As of August 8, 2020, approximately $9.9 million in principal amount of Second Lien Notes remained outstanding.

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

We recorded a loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount, excluding interest accrued and due, and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 in other income (expense) in our accompanying unaudited condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2020.

April 2020 Financings

On April 22, 2020, we received $5.8 million in loan funding from the Paycheck Protection Program, or PPP, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, or the Flexibility Act, and administered by the U.S. Small Business Administration, or SBA, to support payroll, rent, and utilities incurred during a defined period.

On April 24, 2020, we received $15.0 million through the issuance and sale of First Lien Secured Notes due October 2021, or the First Lien Notes, pursuant to a Loan and Security Agreement, or the Highbridge Loan Agreement, with certain funds managed by Highbridge, as the lenders, together with the other lenders from time to time party thereto, or the Lenders, and Wilmington Savings Fund Society, SCB, as collateral agent. Under the terms of the Highbridge Loan Agreement, we may issue up to an additional $5.0 million in aggregate principal amount of First Lien Notes in a subsequent closing. In connection with the Highbridge Loan Agreement, we also issued 1,500,000 shares of common stock to the Lenders as a commitment fee.

Highbridge was current holders of $24.0 million principal amount of our convertible senior subordinated notes due 2025, or the 2025 Notes. In connection with the Highbridge Loan agreement, we entered into a Note and Purchase Exchange Agreement with the Lenders, pursuant to which those 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes, or the Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

These credit facilities are further described under Liquidity and Capital Resources.

Going Concern

We believe that the transactions with Ascensia, PHC and Masters described above will provide the financial resources and mutual commitment to support manufacturing of Eversense and continued product development, including the expected launch of the new 180-day Eversense product. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with our plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. As a result of these recent subsequent events and that the transactions have not yet closed, management’s doubt regarding our ability to continue as a going concern for the next twelve months from the date this Quarterly Report on Form 10-Q is filed is not yet alleviated.

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States, or collectively, Customers, who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Under the terms of our distribution agreement with Roche, Roche is contractually obligated to make certain minimum purchases of Eversense XL systems from us and, accordingly, the revenue we recognize for any given period is not necessarily indicative of the level of sales to end users for that, or any other, period.

Revenue from product sales is recognized at a point in time when the Customers obtain control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Contracts with our distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product. Customer contracts do not include the right to return unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

We recognize revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our contracts may contain some form of variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including reimbursements paid by us to our Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, we reimburse participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense CGM System and what they collect from insurance payors and the patient’s fee of $99. Our Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide us with data regarding which patient orders are under the program and which are not. We use this data, along with actual reimbursements that have been validated to patient claims, to support our expected reimbursement estimates. Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Our estimates used in determining the variable consideration on a sale transaction may be adjusted each reporting period depending on actual results, provided a change does not reflect a modification to the original contract.

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

Concentration of Revenue and Customers

For the three months ended June 30, 2020 and 2019, we derived 17% and 68% of our total net revenue, respectively, from one customer, Roche Diabetes Care GmbH. For the six months ended June 30, 2020 and 2019, we derived 17% and 66% of our total net revenue, respectively, from one customer, Roche Diabetes Care GmbH. During the three and six months ended June 30, 2020, Roche did not place commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors and transmitters. Revenues for these corresponding periods in 2020 represent purchases for miscellaneous Eversense XL system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$55	21.1%	$67	22.6%
United States	206	78.9	230	77.4
Total	$261	100.0%	$297	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,509	76.2%	$6,117	76.2%
United States	1,098	23.8	1,913	23.8
Total	$4,607	100.0%	$8,030	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include an allowance for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We provided extended payment terms and one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount of first quarter purchases if they are unable to sell through Eversense and related components on hand prior to expiry, which we expect to occur in the third and fourth quarters of 2020. Our accounts receivables at June 30, 2020 included an allowance for these estimated concessions in the amount of $0.2 million. We do not have a history of collectability concerns and there have been no provisions for uncollectible accounts recorded against accounts receivable at June 30, 2020 or December 31, 2019.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In our accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. We considered COVID-19 related impacts to our estimates, as appropriate, within our unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods due to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates; however, we do not believe that such differences would be material.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,		Period-to-
	2020	2019	Period Change

	(unaudited)
Revenue, net	$216	$1,475	$(1,259)
Revenue, net - related parties	45	3,132	(3,087)
Total revenue	261	4,607	(4,346)
Cost of sales	1,404	9,160	(7,756)
Gross profit	(1,143)	(4,553)	3,410

Expenses:
Sales and marketing expenses	3,142	14,179	(11,037)
Research and development expenses	3,796	10,504	(6,708)
General and administrative expenses	4,445	5,417	(972)
Operating loss	(12,526)	(34,653)	22,127
Other income, net:
Interest income	8	410	(402)
Loss on extinguishment of debt	(6,385)	—	(6,385)
Interest expense	(3,555)	(1,965)	(1,590)
Change in fair value of derivative liabilities	15,238	4,889	10,349
Other (expense) income	(295)	245	(540)
Total other income, net	5,011	3,579	1,432
Net loss	$(7,515)	$(31,074)	$23,559

Revenue, net

Our net revenue decreased $4.3 million to $0.3 million for the three months ended June 30, 2020, compared to $4.6 million for the three months ended June 30, 2019. This decrease was a result of deferral of sales orders by Roche in the second quarter of 2020, and our decision to streamline our operational focus in March 2020 and temporarily suspend commercial sales to new patients in the United States.

Cost of sales

Our cost of sales decreased $7.8 million to $1.4 million for the three months ended June 30, 2020, compared to $9.2 million for the three months ended June 30, 2019. The decrease was primarily due to lower sales to our customers and temporary suspension of manufacturing activities resulting from changes made to our operational focus.

Gross profit was $(1.1) million and $(4.6) million for the three months ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of revenue, or gross margin, was (438.1)% and (98.8)% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross profit was primarily due to lower sales.

Sales and marketing expenses

Sales and marketing expenses were $3.1 million for the three months ended June 30, 2020, compared to $14.2 million for the three months ended June 30, 2019, a decrease of $11.0 million. The decrease was primarily the result of our headcount reduction on March 26, 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $5.7 million and a decline of $5.3 million related to travel, trade shows, consultants and other marketing programs to market Eversense.

Research and development expenses

Research and development expenses were $3.8 million for the three months ended June 30, 2020, compared to $10.5 million for the three months ended June 30, 2019, a decrease of $6.7 million. The decrease was due to decrease of $3.5 million of consulting, outside services and other expenses resulting from our change in operational plans to focus on our regulatory submission for the new 180-day Eversense product in the United States, $2.4 million for clinical trial costs primarily related to the PROMISE trial and $0.8 million for salary and other personnel related costs following our reduction in workforce in March 2020.

General and administrative expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2020, compared to $5.4 million for three months ended June 30, 2019, a decrease of $1.0 million. The decrease was primarily due to $0.2 million for personnel related costs, $0.4 million for legal fees, and $0.3 million of other administrative expenses resulting from our reduction in workforce in March 2020.

Total other income, net

Total other income, net, was $5.0 million for the three months ended June 30, 2020, compared to $3.6 million for the three months ended June 30, 2019, an increase of $1.4 million. The increase was primarily due to a $15.2 million increase in the change in fair value of our derivatives, offset by a $6.4 million loss on extinguishment for conversions of our Second Lien Notes, $1.6 million of additional interest expense due to the 2025 Notes entered into in July 2019 and the First and Second Lien Notes entered into in April 2020, a decline in interest income of $0.4 million and a net decline of $0.5 million in other income (expense).

Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,		Period-to-
	2020	2019	Period Change

	(in thousands)
Revenue, net	$247	$2,718	$(2,471)
Revenue, net - related parties	50	5,312	(5,262)
Total revenue	297	8,030	(7,733)
Cost of sales	21,074	15,893	5,181
Gross profit	(20,777)	(7,863)	(12,914)

Expenses:
Sales and marketing expenses	14,287	27,013	(12,726)
Research and development expenses	11,159	17,612	(6,453)
General and administrative expenses	10,134	11,933	(1,799)
Operating loss	(56,357)	(64,421)	8,064
Other income (expense), net:
Interest income	217	1,037	(820)
Loss on extinguishment of debt	(10,931)	—	(10,931)
Interest expense	(7,928)	(3,999)	(3,929)
Change in fair value of derivative liabilities	25,549	6,961	18,588
Other expense	(658)	(17)	(641)
Total other income, net	6,249	3,982	2,267

Net loss	$(50,108)	$(60,439)	$10,331

Revenue, net

Our net revenue decreased $7.7 million to $0.3 million for the six months ended June 30, 2020, compared to $8.0 million for the six months ended June 30, 2019. This decrease was a result of deferral of sales orders by Roche in the first and second quarters of 2020, and our decision to streamline our operational focus in March 2020 and temporarily suspend commercial sales to new patients in the United States.

Cost of sales

Our cost of sales increased $5.2 million to $21.1 million for the six months ended June 30, 2020, compared to $15.9 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $14.8 million for impairment charges, scrap and write-offs for inventory and related assets during the six months ended June 30, 2020 due to uncertainty in demand forecasts from changes made to our operational focus and current economic conditions, offset by lower sales to our customers.

Gross profit was $(20.8) million and $(7.9) million for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross profit was primarily due to lower sales and impairment charges for inventory and related assets.

Sales and marketing expenses

Sales and marketing expenses were $14.3 million for the six months ended June 30, 2020, compared to $27.0 million for the six months ended June 30, 2019, a decrease of $12.7 million. The decrease was primarily the result of our headcount reduction on March 26, 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $4.9 million and a decline of $7.8 million related to travel, trade shows, consultants and other marketing programs to market Eversense.

Research and development expenses

Research and development expenses were $11.2 million for the six months ended June 30, 2020, compared to $17.6 million for the six months ended June 30, 2019, a decrease of $6.5 million. The decrease was primarily due to decreases of $4.2 million for consulting expenses, outside services and other development expenses, $2.0 million related to PROMISE and other clinical studies and $0.3 million in personnel related costs following our reduction in workforce in March 2020.

General and administrative expenses

General and administrative expenses were $10.1 million for the six months ended June 30, 2020, compared to $11.9 million for six months ended June 30, 2019, a decrease of $1.8 million. The decrease is primarily due to $1.0 million for net personnel related costs from higher severance costs in the first quarter of 2019 and our reduction in workforce in 2020, along with a net $0.8 million decrease for recruiting, legal and other administrative expenses in connection with operational changes and stay-at-home orders given the COVID-19 pandemic.

Total other income, net

Total other income, net, was $6.2 million for the six months ended June 30, 2020, compared to $4.0 million for the six months ended June 30, 2019, an increase of $2.3 million. The increase was primarily due to a $18.6 million increase in the change in fair value of our derivatives, partially offset by $10.9 million for the loss on extinguishment of our Loan and Security Agreement with Solar and extinguishment of associated debt discount and prepayment premiums on the conversions of our Second Lien Notes, $3.9 million of additional interest expense due to the 2025 Notes entered into in July 2019 and the First and Second Lien Notes entered into in April 2020, a decline in interest income of $0.9 million and a net decline of $0.6 million in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $21.6 million.

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we have agreed to issue $35.0 million in aggregate principal amount 2024 Notes, to Ascensia’s parent company, PHC, on the Closing Date. We also have agreed to issue PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon receipt of any stockholder approval required by the listing rules of the NYSE American and obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, we intend to prepay the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters, pursuant to which we have agreed to issue and sell to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing, expected to occur on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement. Each share of Series A Preferred Stock will initially be convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A Preferred Stock will rank senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders will also be entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If we undergo a change of control, each holder has the right to cause us to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount. The holders of Series A Preferred Stock generally will be entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of our certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock.

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of our common stock. As of June 30, 2019, the company has received $0.1 million in net proceeds from the sale of 175,289 shares under this agreement.

Indebtedness

Term Loans

As described in our Overview and Business Updates, on March 22, 2020 we terminated our Loan and Security Agreement with Solar and repaid the $45.0 million principal balance in full.

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by the PPP Note dated April 21, 2020, or the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank, or the Bank.

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the Bank. We may apply for forgiveness any time on or before the maturity date of the loan. If we do not apply for loan forgiveness within ten months after the last day of the covered period, the PPP loan is no longer deferred, and we must begin paying principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of our PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the specified period after the loan origination for certain purposes including payroll costs, interest on debt obligations incurred prior to February 15, 2020, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered specified period will qualify for forgiveness. As a result of our workforce reduction, the amount of forgiveness will correspondingly decrease.

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

Upon the closing of the 2024 Notes, we intend to prepay the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Exchange Agreement with Highbridge

On April 21, 2020 we entered into a Note Purchase and Exchange Agreement, or the Exchange Agreement, which we subsequently amended on August 9, 2020, with certain funds managed by Highbridge providing for the exchange of $24.0 million aggregate principal amount of our outstanding senior convertible notes due January 15, 2025, or the 2025 Notes, for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes, or the Second Lien Notes, and, together with the First Lien Notes, the Senior Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The warrants may be exercised in cash or on a cashless basis at any time through the three year anniversary of the issuance date.

The Second Lien Notes are secured, senior obligations, junior only to the First Lien Notes. The Second Lien Notes bear interest in cash at the annual rate of 7.5% or, at our election, payment in kind at an annual rate of 8.25%, payable monthly in arrears. The Second Lien Notes mature on August 9, 2023 unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the Second Lien Notes are secured by substantially all of our assets.

We have the right to prepay the Second Lien Notes at any time, subject to a prepayment premium, which in certain circumstances we may elect to pay in our common stock, equal to the aggregate amount of interest payments through maturity. However, if the date of payment in cash of such prepayment premium is on or before August 22, 2020, the prepayment premium will be reduced by 25%.

As amended by the Amendment, effective as of the Closing Date, the holders of the Second Lien Notes will have the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option has a daily limit of $1,000,000 in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted). During the quarter ended June 30, 2020, Highbridge elected to convert a total of $6.0 million of outstanding principal on the Second Lien Notes for issuance of 13,366,339 shares of common stock, which included prepayment premiums and were based off of our election of PIK interest. As of August 8. 2020, approximately $9.9 million principal amount of Second Lien Notes remained outstanding.

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

Convertible Notes

In July 2019, we issued $82.0 million in aggregate principal amount of the 2025 Notes. In connection with the Exchange on April 24, 2020, $24.0 million in aggregate principal of Highbridge’s outstanding 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of Second Lien Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, or the 2023 Notes, of which $15.7 million in aggregate principal remains after some of the holders exchanged their 2023 Notes for 2025 Notes in July 2019. For additional information on the 2025 Notes and the 2023 Notes, see Note 7—Notes Payable and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

The following table summarizes our outstanding notes payable at June 30, 2020:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per Share	per Share of
Note	Date	Coupon	(in millions)	Date	of Common Stock	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	58.0	January 15, 2025	757.5758	1.32
First Lien Notes	April 2020	13.00%	15.4	October 24, 2021	n/a	90% of daily VWAP or 0.57
Second Lien Notes⁽¹⁾	April 2020	8.25%	9.8	January 24, 2022	n/a	90% of daily VWAP or 0.57
PPP Loan	April 2020	1.00%	5.8	April 22, 2022	n/a	n/a
Total			$104.7

(1) As described above, pursuant to the Amendment, effective as of the Closing Date, the maturity date for the Second Lien Notes was extended to August 9, 2023 and the conversion price per share of common stock will be equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share.

2024 Notes

On August 9, 2020, we entered into a note purchase agreement with PHC, pursuant to which we agreed to borrow $35.0 million in aggregate principal through the issuance and sale of 2024 Notes on or prior to August 14, 2020. The 2024 Notes will be senior secured obligations and will be guaranteed on a senior secured basis by our wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at our option, payment in kind. The interest rate will decrease to 8.0% if we obtain approval for 180-day Eversense product for marketing in the United States, subject to certain conditions. The maturity date for the 2024 Notes will be October 31, 2024, provided that the maturity date will accelerate if we have not repaid our Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes.

PHC will be entitled to convert the 2024 Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the 2024 Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.54 per share, subject to specified anti-dilution adjustments, including adjustments for our issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such notice of redemption or corporate event. In certain circumstances, we will be required to pay cash in lieu of delivering make whole shares unless we obtain stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the 2024 Notes are redeemable by us if the closing sale price of the common stock exceeds 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest. On or after October 31, 2023, the 2024 Notes are redeemable by us upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the maturity date or a call premium of 125% if redeemed within six months of the maturity date.

The note purchase agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The note purchase agreement also contains customary events of default, after which the 2024 Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority

Funding Requirements and Outlook

New or additional financings may not be available to us on commercially acceptable terms, or at all, and may be impacted by new and current debt covenants. To the extent that we raise additional capital through debt or the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we are unable to raise additional funds through equity, debt financings, or achieve successful results from strategic agreements, including the Ascensia collaboration and commercialization agreement, we may be required to further delay, limit, reduce or terminate some of our operating plans.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(45,777)	$(65,855)
Net cash used in investing activities	(178)	(736)
Net cash used in financing activities	(28,386)	(4,906)
Net decrease in cash, cash equivalents and restricted cash	$(74,341)	$(71,497)

Net cash used in operating activities

Net cash used in operating activities was $45.8 million for the six months ended June 30, 2020 and consisted of a net loss of $50.1 million, a net change in operating assets and liabilities of ($1.7) million mostly due to declines in accruals and accounts payables of $11.4 million reflecting reduced operational activities, partially offset by $9.7 million for collections of accounts receivable at December 31, 2019 from Roche in the first quarter of 2020 and reductions in inventory, net for increased impairment reserves, as well as net non-cash items of $4.1 million, primarily due to a change of $12.0 million for inventory obsolescence and net realizable value charges, $10.9 million for extinguishment loss on the Solar Loan Agreement and debt discounts and prepayment premiums related to the conversions of the Second Lien Notes, and $8.7 million for interest expense, depreciation, disposal of fixed assets and stock-based compensation expense partially offset by a decrease in fair value of derivatives of $25.5 million.

Net cash used in operating activities was $65.9 million for the six months ended June 30, 2019, and consisted of a net loss of $60.4 million and a net change in operating assets and liabilities of $7.3 million, partially offset by net non-cash items of $1.9 million. Net change in operating assets and liabilities consisted of an $8.9 million increase in inventory, a $0.4 million increase in accounts payable, a $2.1 million increase in prepaid expenses and other current assets, $0.2 million of lease payments, and a $0.6 million decrease in deferred revenue, partially offset by a $1.3 million decrease in accounts receivable, $0.2 million of accrued interest on term loans, and a $2.6 million increase in accrued expenses and other current liabilities. Net non-cash items consisted of stock-based compensation expense of $4.3 million, non-cash interest expense of $1.9 million, depreciation and amortization of $0.4 million, and an increase in the provision for inventory obsolescence and net realizable value of $2.3 million, partially offset by decrease in fair value of derivative liabilities of $7.0 million.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2019 and consisted of capital expenditures for laboratory and production equipment at our contract manufacturers.

Net cash used in financing activities

Net cash used in financing activities was $28.4 million for the six months ended June 30, 2020 and primarily consisted of $45.0 for the repayment of outstanding principal on our Solar Loan Agreement and $3.4 million for a final payoff fee and prepayment premium, offset by proceeds from the PPP loan of $5.8 million and net proceeds of $14.4 million from the issuance of First Lien Notes.

Net cash used in financing activities was $4.9 million for the six months ended June 30, 2019, and consisted of aggregate principal payments on our term loans of $5.0 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2020:

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2020	2021-2022	2023-2024	2024
Operating lease obligations	$3,047	$475	$1,972	$600	$-
Principal payments under PPP Loan	5,763	-	5,763	-	-
Interest payments under PPP Loan	117	-	117	-
Principal payment under 2023 Notes	15,700	-	-	15,700	-
Interest payments under 2023 Notes	2,473	412	1,649	412	-
Principal payment under 2025 Notes	58,000	-	-	-	58,000
Interest payments under 2025 Notes	15,556	1,523	6,090	7,613	330
Principal payment under First Lien Notes	15,371	-	15,371	-	-
Interest payments under First Lien Notes⁽¹⁾	2,892	-	2,892	-	-
Principal payment under Second Lien Notes	9,843	-	9,843	-	-
Interest payments under Second Lien Notes⁽¹⁾	1,374	-	1,374	-	-
Other Commitments (2)	1,500	1,500	-	-	-
Total contractual obligations	$131,636	$3,910	$45,071	$24,325	$58,330
(1)	We elected to PIK interest on these notes.
(2)	Other commitments include, among other things, minimum payment obligations and other obligations that we cannot cancel or where we would be required to pay a fee for termination before the contractual period ended.

Contingencies – Contract Manufacturer Obligations

As a result of the impact of the COVID-19 pandemic on the global healthcare community and our streamlined operational focus implemented at the end of the first quarter of 2020, we have been negotiating with certain of our major suppliers and contract manufacturers to pay for materials procured by these parties on our behalf or for costs incurred related to Eversense manufacturing activities that we paused or delayed. Some of these fees are dependent on whether the materials will expire prior to when we resume production at normal operating levels, or if further delays in manufacturing occur. We expect to have to pay $1.3 million if certain manufacturing timelines are not met within a specified period. We will record any fees contingent upon future manufacturing timing in our consolidated financial statements if, and when, it is probable such obligations will become due. When we resume manufacturing activities, some of the amounts paid for materials may be credited back to us upon consumption.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020 we did not have any off-balance sheet arrangements as defined by SEC rules.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $21.6 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended June 30, 2020, which could increase our foreign currency and interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our collaboration and commercialization agreement with Ascensia to market Eversense may not be successful.

We have entered into a collaboration and commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to initial exceptions based on our other current exclusive distribution agreements. Pursuant to this agreement, our future success will be dependent on Ascensia effectively marketing and selling Eversense. We expect that the substantial majority of our future revenue will come pursuant to this agreement in future years. If Ascensia fails to perform satisfactorily under this agreement, our commercialization efforts and financial results would be directly and adversely affected.

The agreement is terminable by Ascensia under a number of circumstances, including if Eversense XL is not approved in the United States by August 31, 2021 or if we undergo a change of control. The agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets described above, then we will only have the right to covert Ascensia’s exclusive rights to nonexclusive rights, which may make it difficult for us to successfully engage with another commercial partner. The agreement is also terminable by either party if the other party undergoes bankruptcy, dissolution or winding up.

We cannot guarantee this agreement with Ascensia will be successful, that it will continue, or that we will be able to maintain any particular volume of sales under the agreement or increase the volume of sales from this relationship in the future.

Our collaboration and commercialization agreement with Ascensia and the terms of our recent debt and preferred stock transactions may discourage a change of control of our company.

The terms of our agreements with Ascensia and PHC may discourage a third party from acquiring, or attempting to acquire, control of our company, even if a change of control was considered favorable by some or all of our stockholders. For example, because of the exclusivity of the distribution arrangements with Ascensia and the minimum five-year term of that exclusivity, prospective strategic acquirors may be unwilling to undertake an acquisition of our company. In addition, under the terms of the notes to be issued to PHC and the convertible preferred stock to be issued to MSS and, potentially, PHC, we would be required to make significant payments to redeem our these notes and to satisfy liquidation preference of our convertible preferred stock upon a change of control.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the Governor of Maryland has issued an order closing all non-essential businesses, which took effect on March 23, 2020. Substantially all of our workforce is now working from home either all or substantially all of the time. The effects of the Maryland order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Restrictive covenants under the indentures related to the 2023 Notes and the 2025 Notes, the Highbridge Loan Agreement, the Exchange Agreement and the PHC Note Purchase Agreement may limit the manner in which we operate.

The indentures related to the 2023 Notes and the 2025 Notes, the Exchange Agreement, the Highbridge Loan Agreement and the PHC Note Purchase Agreement contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

●	incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock;
●	declare or pay dividends on, repurchase or make distributions in respect of, their capital stock or make other restricted payments;
●	make investments or acquisitions;
●	create liens;
●	enter into agreements restricting certain subsidiaries' ability to pay dividends or make other intercompany transfers;
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and the assets of our restricted subsidiaries;
●	enter into transactions with affiliates;
●	sell, transfer or otherwise convey certain assets; and
●	prepay certain types of indebtedness.

In addition, the Highbridge Loan Agreement and the Exchange Agreement have minimum liquidity requirements and the Highbridge Loan Agreement includes a covenant requiring the Company to operate within an approved budget. The PHC Note Purchase Agreement also contains covenants requiring us to operate within an approved budget and achieving minimum revenue and liquidity targets. Moreover, pursuant to our collaboration and commercialization agreement with Ascensia, we will have less ability to influence our revenues and ability to satisfy these revenue targets. Our obligations under the Highbridge Loan Agreement, the Exchange Agreement and the PHC Note Purchase Agreement are secured by substantially all of our assets. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities, repurchase shares of our common stock or finance future operations or capital needs.

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

Despite our current consolidated debt levels, subject to certain conditions and limitations in the indentures related to the 2023 Notes and the 2025 Notes, the Highbridge Loan Agreement, the Exchange Agreement, and the PHC Note Purchase Agreement, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plan, upon the conversion of our convertible senior subordinated notes or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 450,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including by conversion of our convertible notes, in certain circumstances, conversion of our convertible preferred stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The holders of the convertible preferred stock will rank senior to our common stock upon a liquidation of our company.

In the event of a liquidation, dissolution or winding up of our company, our convertible preferred stock that we have agreed to issue pursuant to our stock purchase agreement with Masters, along with any convertible preferred stock that we may issue to PHC, will rank senior to our common stock. Each share of preferred stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the convertible preferred stock were converted into common stock.

Until the holders of the convertible preferred stock have been paid their liquidation amount in full, no payment will be made to any holder of common stock. If our assets, or the proceeds from their sale, distributable among the holders of the convertible preferred stock are not sufficient to pay the liquidation amount in full, then those assets or proceeds will be distributed among the holders of the convertible preferred stock. In that case, there would be no assets or proceeds remaining to be distributed to holders of our common stock, which could impact the trading price of our common stock.

Shares of our convertible preferred stock and the PHC Notes will be convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Each share of our convertible preferred stock will be convertible at any time at the option of the holder into 1,000 shares of our common stock (subject to customary anti-dilution adjustments, including in the event of any stock split). In addition, under the terms of our convertible preferred stock purchase agreement with MSS, MSS has the option, subject to the receipt of stockholder approval to increase our authorized capital stock, to purchase up to an additional $27 million of convertible preferred stock having a conversion price per share equal to $0.476 per share of common stock (the closing price of our common stock on August 7, 2020), and we would expect such additional shares of preferred stock would be issued within approximately three months and no later than 150 days of the initial closing of the convertible preferred stock.

The PHC Notes will also be convertible into our common stock at the option of the holder. Accordingly, any conversion of convertible preferred stock or the PHC Notes would dilute the ownership of our holders of common stock. The potential dilutive effect of the conversion of shares of convertible preferred stock or convertible notes may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Holders of the convertible preferred stock and convertible notes will have the ability exert substantial influence over us in a manner adverse to your interests.

Subject to maintaining specified ownership thresholds, the holders of convertible preferred stock and the PHC Notes will have the ability to designate, in the aggregate, up to three members of our board of directors.

The holders of convertible preferred stock generally will be entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding convertible preferred stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the convertible preferred stock, or (ii) amendments, modifications, repeal or waiver of any provision of our certificate of incorporation or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the convertible preferred stock.

As a result, the holders of our convertible preferred stock and the PHC Notes will be able to influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. Some of these persons or entities may have interests different the interests of the holders of our common stock.

We have a limited number of authorized shares of common stock available for issuance and will need to seek stockholder approval to amend our certificate of incorporation to either effect an increase in our authorized shares of common stock or a reverse stock split.

After giving effect to the expected issuance of the PHC Notes and the initial closing of the convertible preferred stock offering to MSS, we will have reserved substantially all of our remaining authorized and unissued shares of common stock for issuance pursuant to outstanding convertible or exercisable securities and for issuance under our equity compensation plans. Additionally, our ability to issue a portion of the shares of common stock potentially issuable in certain circumstances upon conversion of the PHC Notes and the second lien notes held by Highbridge, as well as our ability to sell additional shares of convertible preferred stock to MSS or PHC Holdings Corporation, or to engage in other financing transactions, including the utilization of our at the market trading facility, will be dependent upon our stockholders’ approval of an amendment to our certificate of incorporation to either increase our authorized common stock or effect a reverse stock split. We intend to seek this stockholder approval as promptly as practicable, and we intend to hold a special stockholders meeting for this purpose in the fourth quarter of 2020. There can be no guarantee that we will be successful in receiving stockholder approval to amend the certificate of incorporation, and if we are unable to do so, it would likely have a material adverse effect on our ability to raise capital, our ability to fund our ongoing business operations and the trading price of our common stock.

The future funding pursuant to agreements to sell convertible preferred stock to PHC and Masters and is not guaranteed.

We have entered into agreements with Masters and PHC that, collectively, provide for our receipt of up to $42 million of funding pursuant to the sale of convertible preferred stock to MSS and PHC. Pursuant to our agreement with PHC, we will have the option to sell and issue to PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon the receipt of any stockholder approval required by the listing rules of the NYSE American and our obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date. Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters pursuant to which we agreed to issue and sell to Masters $3 million of shares of convertible preferred stock per share in an initial closing, and provided Masters with an option to purchase up to an additional $27 million of shares of convertible preferred stock in a subsequent closing, subject to the terms and conditions of the stock purchase agreement. Our ability to sell convertible preferred stock to either PHC or Masters will also depend on our receiving stockholder approval of an amendment to our certificate of incorporation to provide for additional authorized shares of common stock or effect a reverse stock split. Because of the contingencies of each transaction, there can be no guarantee that we will be able to sell the additional convertible preferred stock to either PHC or Masters. If we are unable to do so, we may be forced to seek to raise additional capital on less advantageous terms, if available at all, which would likely have a material adverse effect on our liquidity and the trading price of our common stock.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 22, 2020 we received proceeds of $5.8 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 21, 2022 and bears annual interest at a rate of 1.0%. A portion of the PPP Loan may be forgiven by the SBA upon our application within ten months of the deferral period ending, but not later than December 31, 2020. Monthly payments of interest and principal will be required once approval of forgiveness is obtained. Under the CARES Act, as amended by the Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is limited because of certain headcount reductions that we implemented in March 2020 and will be reduced if our full-time headcount declines further, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In accordance with the Flexibility Act, PPP loans received prior to June 5, 2020 may be extended to a five-year maturity if both the lender and the recipient agree. There can be no assurances made that we will seek a term or if we ask for a five-year term, that it will be agreed upon and granted by the lender.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, as amended by the Flexibility Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

Between April 28, 2020 and June 9, 2020, Highbridge voluntarily converted a total of $6.0 million of outstanding principal amount of the Second Lien Notes for 13,366,339 shares of common stock, which included prepayment premiums in accordance with the terms of the Second Lien Notes. These conversions were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act as a conversion of securities by our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion.

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

10.1

Registration Rights Agreement, dated as of April 21, 2020, by and between the Registrant, and Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.2

Registration Rights Agreement, dated as of April 21, 2020, by and between the Registrant, and Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.3

Loan and Security Agreement among Wilmington Savings Fund Society, SCB as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Registrant and Senseonics, Incorporated dated as of April 21, 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.4

Note Purchase and Exchange Agreement among Wilmington Savings Fund Society, SCB, as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Company and Senseonics, Incorporated dated as of April 21, 2020 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.5

Form of Note representing the Registrant's Secured Promissory First Lien Notes (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.6

Form of Note representing the Registrant's Secured Promissory Second Lien Notes (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

10.7

Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K/A (File No. 001-37717), filed with the Commission on April 28, 2020).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: August 10, 2020	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)