Form 10-Q
period 2020-09-30
Senseonics Holdings, Inc.
filed 2020-11-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 245,666,611 shares of common stock, par value $0.001, outstanding as of November 4, 2020.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for three and nine months ended September 30, 2020 and 2019	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	44

ITEM 4: Controls and Procedures	44

PART II: Other Information	45

ITEM 1: Legal Proceedings	45

ITEM 1A: Risk Factors	45

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds	50

ITEM 3: Defaults Upon Senior Securities	50

ITEM 4: Mine Safety Disclosures	51

ITEM 5: Other Information	51

ITEM 6: Exhibits	51

SIGNATURES	52

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,192	$95,938
Restricted cash	200	—
Accounts receivable, net	250	3,239
Accounts receivable - related parties	251	7,140
Inventory, net	4,284	16,929
Prepaid expenses and other current assets	4,588	4,512
Total current assets	35,765	127,758

Purchase put option	4,224	—
Deposits and other assets	2,409	3,042
Property and equipment, net	1,665	2,001
Total assets	$44,063	$132,801

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$949	$4,285
Accrued expenses and other current liabilities	9,153	18,636
Term Loans, net	—	43,434
2025 Notes, net	—	60,353
Total current liabilities	10,102	126,708

Long-term debt and notes payables, net	59,649	11,800
Derivative liabilities	24,590	664
Other liabilities	1,693	2,278
Total liabilities	96,034	141,450

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 3,000 shares and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	2,811	—
Total temporary equity	2,811	—

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 450,000,000 shares authorized; 244,238,638 and 203,452,812 shares issued and outstanding as of September 30, 2020 and December 31, 2019	244	203
Additional paid-in capital	491,853	464,491
Accumulated deficit	(546,879)	(473,343)
Total stockholders' deficit	(54,782)	(8,649)
Total liabilities and stockholders’ deficit	$44,063	$132,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue, net	$514	$959	$761	$3,678
Revenue, net - related parties	253	3,360	303	8,671
Total revenue	767	4,319	1,064	12,349
Cost of sales	(68)	7,659	21,006	23,552
Gross profit (loss)	835	(3,340)	(19,942)	(11,203)

Expenses:
Sales and marketing expenses	3,234	11,560	17,521	38,573
Research and development expenses	4,568	11,076	15,726	28,688
General and administrative expenses	5,501	5,388	15,635	17,321
Operating loss	(12,468)	(31,364)	(68,824)	(95,785)
Other (expense) income, net:
Interest income	1	519	173	1,556
Loss on extinguishment and issuance of debt	(9,527)	(398)	(20,458)	(398)
Interest expense	(3,632)	(3,460)	(11,560)	(7,459)
Debt issuance costs	(931)	(3,344)	(1,216)	(3,344)
Gain on fair value and change in fair value of derivatives	3,520	19,186	29,069	26,147
Other expense	(391)	(638)	(720)	(655)
Total other (expense) income, net	(10,960)	11,865	(4,712)	15,847

Net loss	(23,428)	(19,499)	(73,536)	(79,938)
Total comprehensive loss	$(23,428)	$(19,499)	$(73,536)	$(79,938)

Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.33)	$(0.43)
Basic and diluted weighted-average shares outstanding	236,519,812	197,223,419	220,250,060	183,804,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Three months ended September 30, 2019:
Balance, June 30, 2019	177,031	$177	$433,228	$(418,233)	$15,172
Issuance of common stock	26,136	26	26,731	—	26,757
Exercise of stock options	179	—	—	—	—
Stock-based compensation expense and vesting of RSUs	20	—	2,194	—	2,194
Issuance of warrants related to debt	—	—	723	—	723
Net loss	—	—	—	(19,499)	(19,499)
Balance, September 30, 2019	203,366	$203	$462,876	$(437,732)	$25,347

Nine months ended September 30, 2019:
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261
Issuance of common stock	26,136	26	26,731	—	26,757
Exercise of stock options	230	—	93	—	93
Stock-based compensation expense and vesting of RSUs	82	—	6,451	—	6,451
Issuance of warrants related to debt	—	—	723	—	723
Net loss	—	—	—	(79,938)	(79,938)
Balance, September 30, 2019	203,366	$203	$462,876	$(437,732)	$25,347

Three months ended September 30, 2020:
Balance, June 30, 2020	230,553	$231	$483,615	$(523,451)	$(39,605)
Exercise of stock options and ESPP purchases	1,188	1	76	—	77
Exchange and conversion of convertible notes, net	12,498	12	5,859	—	5,871
Stock-based compensation expense and vesting of RSUs	—	—	2,303	—	2,303
Net loss	—	—	—	(23,428)	(23,428)
Balance, September 30, 2020	244,239	$244	$491,853	$(546,879)	$(54,782)

Nine months ended September 30, 2020:
Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)
Issuance of common stock, net	175	—	(86)	—	(86)
Exercise of stock options and ESPP purchases	2,220	2	573	—	575
Exchange and conversion of convertible notes, net	38,391	39	20,082	—	20,121
Stock-based compensation expense and vesting of RSUs	—	—	5,581	—	5,581
Issuance of warrants related to debt, net	—	—	1,212	—	1,212
Net loss	—	—	—	(73,536)	(73,536)
Balance, September 30, 2020	244,239	$244	$491,853	$(546,879)	$(54,782)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(73,536)	$(79,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	853	335
Non-cash interest expense (debt discount and deferred costs)	7,200	6,798
Loss on extinguishment and issuance of debt	20,458	—
Change in fair value of derivatives	(29,069)	(26,147)
Stock-based compensation expense	5,581	6,452
Provision for inventory obsolescence and net realizable value	9,441	2,077
Non-cash lease expense	—	336
Loss on disposal of assets	181	—
Changes in assets and liabilities:
Accounts receivable	9,880	829
Prepaid expenses and other current assets	(77)	(877)
Inventory	3,204	(11,708)
Deposits and other assets	117	(4)
Accounts payable	(3,336)	(1,154)
Accrued expenses and other liabilities	(8,608)	3,998
Deferred revenue	—	(628)
Accrued interest	(877)	(908)
Operating lease liabilities	(586)	—
Other	—	(947)
Net cash used in operating activities	(59,174)	(101,486)
Cash flows used in investing activities
Capital expenditures	(181)	(951)
Net cash used in investing activities	(181)	(951)
Cash flows used in financing activities
Issuance of common stock, net	(87)	26,757
Proceeds from exercise of stock options and ESPP purchases	576	94
Proceeds from debt issuance, net of costs	55,971	—
Proceeds from 2025 Notes, net of cost	—	77,699
Proceeds from Solar term loan, net of cost	—	42,951
Proceeds from issuance of warrants, net of costs	—	723
Payments of notes payable	(66,050)	(15,000)
Cost of modification of Second Lien Notes	(601)	—
Repurchase of 2023 Notes	—	(37,000)
Net cash (used in) provided by financing activities	(10,191)	96,224
Net decrease in cash, cash equivalents and restricted cash	(69,546)	(6,213)
Cash, cash equivalents and restricted cash, at beginning of period	95,938	136,793
Cash, cash equivalents and restricted cash, at ending of period	$26,392	$130,580

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,600	$4,200
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$—	$182
Issuance of common stock converted from notes payables	$300	$—
Exchange of 2025 Notes for Second Lien Notes	$(24,000)	$—
Issuance of Second Lien Notes	$15,675	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

The Company generated a net loss of $73.5 million for the nine months ended September 30, 2020 and had an accumulated deficit of $546.9 million at September 30, 2020. During the nine months ended September 30, 2020, the Company repaid in full its term loan with Solar Capital Ltd. (“Solar”) in the amount of $48.4 million, and as a result, and in consideration of the evolving impact of the coronavirus (“COVID-19”) pandemic, the Company made significant reductions in its cost structure to improve operating cash flow and generate future capital expenditure savings to ensure the long-term success of Eversense. Specifically, the Company temporarily suspended commercial sales of the Eversense CGM system in the United States to new patients and streamlined its operational strategy to focus on the development and regulatory submission efforts for its new 180-day Eversense product in the United States.

On August 9, 2020, the Company entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”) and entered into a financing agreement pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024 (the “2024 Notes”) to Ascensia’s parent company, PHC Holdings Corporation (“PHC”) on August 14, 2020 (the “Closing Date”). The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Situations, LLC and certain affiliates thereof (“Masters”) pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, as amended as set forth in Note 13 – Subsequent Events.

On April 24, 2020, the Company received $15.0 million through the issuance and sale of First Lien Secured Notes due October 2021 (the “First Lien Notes”) pursuant to a Loan and Security Agreement (the “Highbridge Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (“Highbridge”), as the lenders, together with the other lenders from time to time party thereto (the “Lenders”). Upon the closing of the 2024 Notes, the Company prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium pursuant to the Highbridge Loan Agreement.

In connection with the entry into the Highbridge Loan Agreement on April 24, 2020, the Company entered into a Note and Purchase Exchange Agreement with the Lenders, pursuant to which the Company’s senior convertible notes maturing on January 15, 2025 (the “2025 Notes”) were exchanged for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes (the “Second Lien Notes”), (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

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

The Company believes that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for the Company, the manufacturing of Eversense and continued product development, including the U.S. launch of the new 180-day Eversense product, if approved. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Even with these transactions and that the potential subsequent closings contemplated by the transactions have not yet occurred, management’s doubt regarding its ability to continue as a going concern for the next twelve months from the date this Quarterly Report on Form 10-Q is filed is not yet alleviated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2020 and December 31, 2019, results of operations, comprehensive loss, and changes in stockholder’s equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 16, 2020, and amended on April 28, 2020. The interim results for September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2020 and 2019, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	September 30,	December 31,
	2020	2019
Cash ⁽¹⁾	$26,189	$38,043
Money market funds	3	37,769
Commercial paper	—	13,870
Corporate bonds	—	6,256
Cash and cash equivalents	$26,192	$95,938
(1)	Includes overnight repurchase agreements

Restricted Cash

The Company’s restricted cash includes pledged cash as collateral related to its credit card program with Silicon Valley Bank. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$26,192	$95,938
Restricted cash	200	—
Cash, cash equivalents and restricted cash	$26,392	$95,938

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of COVID-19 and the events described above in Note 2, the Company identified an indicator of impairment and completed an impairment assessment. As part of the assessment, the Company concluded the fair value of some of its property and equipment exceeded its carrying values and recognized an impairment of property and equipment in the amount of $0.2 million for the nine months ended September 30, 2020 that was recorded in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.

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

At September 30, 2020 and December 31, 2019, the warranty reserve was $1.1 million and $2.2 million, respectively. The decrease in warranty reserve balance was attributable to the decrease in warranty provisions during the period as a result of the temporary suspension of commercial sales of Eversense. The following table provides a reconciliation of the change in estimated warranty liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Balance at beginning of the year	$2,197	$816
Provision for warranties during the period	104	3,296
Settlements made during the period	(1,211)	(1,915)
Balance at end of the year	$1,090	$2,197

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

Concentration of Revenue and Customers

For the three months ended September 30, 2020 and 2019, the Company derived 33% and 78% of its total revenue, respectively, from one customer, Roche Diabetes Care GmbH (“Roche”). For the nine months ended September 30, 2020 and 2019, the Company derived 29% and 70% of its total revenue, respectively, from one customer, Roche. During the three and nine months ended September 30, 2020, Roche did not place commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors. Revenues for these corresponding periods in 2020 represent purchases for transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$258	33.6%	$325	30.5%
United States	509	66.4	739	69.5
Total	$767	100.0%	$1,064	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,792	87.8%	$9,908	80.2%
United States	527	12.2	2,441	19.8
Total	$4,319	100.0%	$12,349	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company extended payment terms and provided one-time COVID-19 pandemic relief concessions to some of its customers in the United States for allowances up to a specified amount if they are unable to sell through Eversense and related components on hand prior to product expiry, which began to occur in the third quarter of 2020 and the Company expects to continue to occur in the fourth quarter of 2020. The Company does not have a history of collectability concerns, however an immaterial allowance for uncollectible accounts was recorded as of September 30, 2020. There were no provisions for uncollectible accounts recorded against accounts receivable at December 31, 2019.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company evaluated the Series A Preferred Stock to determine if those shares represented a participating security. Because the holders of the Series A Preferred Stock participate in Common Stock dividends, it is considered a participating security and the application of the two-class method will be applied once the Company has net income. The holders of the Series A Preferred Stock do not participate in losses; therefore, there is no impact to the current period net loss. The Masters option to purchase additional Series A Preferred Stock are not considered participating securities because the option holder is not entitled to participate in dividends until the option is exercised and the resulting Series A Preferred Stock shares are issued.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at September 30, 2020 and 2019, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted net loss per share, was as follows:

	September 30,
	2020	2019
Stock-based awards	27,972,959	25,684,676
Second Lien Notes	18,085,140	—
2023 Notes	6,672,500	6,672,500
2025 Notes	44,429,624	63,565,883
2024 Notes	65,359,000	—
Warrants	9,696,581	5,196,581
Total anti-dilutive shares outstanding	172,215,804	101,119,640

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

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. The Company’s workforce reduction on March 26, 2020 did not permit continuation of service past March 31, 2020 and associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in the Company’s accompanying unaudited consolidated financial statements for the nine months ended September 30, 2020.

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

4. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$259	$3,944
Work-in-process	1,419	10,938
Raw materials	2,606	2,047
Total	$4,284	$16,929

The Company charged $15.1 million and $3.3 million to cost of sales for the nine months ended September 30, 2020 and 2019, respectively, to reduce the value of inventory for items that are potentially obsolete, in excess of product demand, or to adjust costs to their net realizable value.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Contract manufacturing⁽¹⁾	$3,649	$3,043
Insurance	442	44
Clinical and preclinical	178	240
Marketing and sales	127	605
Rent	102	—
IT and software	65	294
Other	25	179
Interest receivable	—	107
Total prepaid expenses and other current assets	$4,588	$4,512

(1)	Includes deposits for manufacturing and amounts for materials procured by contract manufacturers on behalf of the Company following its March 2020 announcement of its streamlined operational focus and may be applied when manufacturing resumes.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and benefits	$3,505	$5,630
Interest on notes payable	1,275	2,153
Product warranty and replacement obligations	1,089	2,197
Professional and administration services	947	1,384
Research and development	815	1,956
Operating lease	769	696
Contract manufacturing	352	2,452
Patient access programs	232	1,578
Sales and marketing services	116	553
Other	53	37
Total accrued expenses and other current liabilities	$9,153	$18,636

7.Notes Payable, Preferred Stock and Stock Purchase Warrants

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

A loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 was recorded to other income (expense) in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2020.

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (the “Bank”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the Bank. The Company may apply for forgiveness any time on or before the maturity date of the loan. If the Company does not apply for loan forgiveness within ten months after the last day of the covered period, the PPP loan is no longer deferred, and the Company must begin paying principal and interest.

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

Pursuant to the Highbridge Loan Agreement, the Company borrowed an aggregate principal amount of $15.0 million on April 24, 2020. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, the Company issued 1,500,000 shares of its common stock to the Lenders as a commitment fee.

On August 14, 2020, the Company prepaid the First Lien Notes in full, including the discounted prepayment premium, in the amount of approximately $17.6 million and recognized a loss on extinguishment in the amount of $0.7 million.

The First Lien Notes were secured, senior obligations that bear interest at the annual rate of 12% or, at the Company’s election, payment in kind (“PIK”) at an annual rate of 13%, payable monthly in arrears. The First Lien Notes would have matured on October 24, 2021 (the “First Lien Maturity Date”). The obligations under the First Lien Notes were secured by substantially all the Company’s assets.

The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. The Company recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

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

Exchange Agreement with Highbridge

On April 21, 2020, the Company entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of the Company’s outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The warrants may be exercised in cash or on a cashless basis at any time through the three-year anniversary of the issuance date. On August 9, 2020, the Company entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”).

On August 9, 2020, the Company entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”). The debt issuance costs incurred in connection with the Amendment were allocated to the Second Lien Notes. Loan modifications require third-party debt related costs to be expensed immediately. In connection with the Amendment, the Company recorded a total of $0.5 million in debt issuance costs which were expensed immediately.

The Second Lien Notes are secured, senior obligations of the Company, junior only to the First Lien Notes. Interest in cash at the annual rate of 7.5% or, at the Company’s option, payment in kind at an annual rate of 8.25%, on the Second Lien Notes will be payable monthly in arrears. The maturity date for the Second Lien Notes is August 9, 2023 (the “Second Lien Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the Second Lien Notes are secured by substantially all of the Company’s assets.

The Company will have the right to prepay the Second Lien Notes at any time, subject to a prepayment premium, which in certain circumstances the Company may elect to pay in common stock, equal to the aggregate amount of interest payments through maturity.

The holders of the Second Lien Notes have the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option has a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted by the Lenders). Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the Asset Sale Prepayment Provisions in the Exchange Agreement, the Holders shall be entitled to convert additional Second Lien Notes and the Lenders shall be entitled to convert First Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium).

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

The Second Lien Notes also contain redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. The Company recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Since Highbridge was a noteholder of the 2025 Notes and exchanged $24.0 million of outstanding principal of the 2025 Notes for Second Lien Notes, the Exchange qualifies as a loan modification. The debt issuance costs incurred in connection with the Highbridge financings were allocated between the First Lien Notes, Second Lien Notes, common stock, and warrants. Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred. In connection with the issuance of the Second Lien Notes, the Company recorded a total of $14.1 million in debt issuance costs and debt discounts, including $13.2 million allocated from the 2025 Notes for the $24.0 million outstanding principal exchanged and the discount from the bifurcated derivative. These costs were recorded as debt discounts to the Second Lien Notes and are amortized as interest expense over the term of the Second Lien Notes. Allocated third-party debt related costs of $0.8 million were expensed during the three and nine months ended September 30, 2020.

During the quarter ended September 30, 2020, Highbridge voluntarily converted a total of $3.6 million of outstanding principal amount of the Second Lien Notes for 9,328,955 shares of common stock, which included prepayment premiums and were based off the Company’s election of PIK interest. Accordingly, $3.6 million of allocated deferred issuance costs, debt discounts and prepayment premiums were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2020. For the nine months ended September 30, 2020, Highbridge voluntarily converted a total of $9.6 million of outstanding principal amount of the Second Lien Notes for 22,695,294 shares of common stock, which included prepayment premiums and were based off the Company’s election of PIK interest. Accordingly, $10.0 million of allocated deferred issuance costs, debt discounts and prepayment premiums were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2020.

Convertible Notes

2024 Notes

On August 9, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with PHC, as the purchaser (together with the other purchasers from time to time party thereto, the “Note Purchasers”) and Alter Domus (US) LLC, as collateral agent. Pursuant to the Note Purchase Agreement, the Company borrowed $35.0 million in aggregate principal through the issuance and sale of 2024 Notes on August 14, 2020 (the “Closing Date”). The Company also issued 2,941,176 shares of its common stock, $0.001 par value per share to PHC as a financing fee (the “Financing Fee Shares”) on the Closing Date. The Financing Fee Shares are accounted for as debt discount in the amount of $1.5 million.

The 2024 Notes are senior secured obligations of the Company and will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate will decrease to 8.0% if the Company obtains approval for 180-day Eversense XL for marketing in the United States, subject to certain conditions. The maturity date for the 2024 Notes is October 31, 2024 (the “Maturity Date”), provided that the Maturity Date will accelerate if the Company has not repaid the Company’s outstanding Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes. The obligations under the 2024 Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

The Note Purchasers are entitled to convert the 2024 Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the 2024 Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.54 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue such shares.

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

The Note Purchase Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contains customary events of default, after which the 2024 Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at the fair value of $4.2 million.

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative as of September 30, 2020 was $19.9 million.

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs are recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision as a derivative liability. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Convertible Preferred Stock and Warrants

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share, on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, as amended as set forth in Note 13 – Subsequent Events. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A Preferred Stock ranks senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If we undergo a change of control, each holder has the right to cause us to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount. The holders of Series A Preferred Stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of the Company’s certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock.

The Series A Preferred Stock is contingently redeemable upon occurrence of a change of control event which is considered outside the control of the Company, and therefore the Series A Preferred Stock has been classified in temporary equity on the consolidated balance sheet. At each reporting period, the Company evaluates the probability of the Series A Preferred Stock being redeemed. The Company’s policy is to recognize the difference in carrying value to redemption value once the redemption becomes probable. As of September 30, 2020, the features that would require redemption (e.g., occurrence of a change of control) was not deemed probable.

The Company accounted for the option to purchase up to an additional 27,000 shares of preferred stock as a freestanding warrant instrument, as it is legally detachable and separately exercisable. This warrant is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.8 million upon issuance. The warrant is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). The fair value as of September 30, 2020 was $1.6 million.

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(3,052)	-	12,648
2025 Notes	57,700	(29,454)	(449)	27,797
2024 Notes	35,000	(22,999)	(1,405)	10,596
Second Lien Notes	6,394	(5,083)	(73)	1,238
PPP Loan	5,763	-	-	5,763

	December 31, 2019
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Solar Term Loan	45,000	(1,466)	(100)	43,434
2023 Notes	15,700	(3,900)	-	11,800
2025 Notes	82,000	(46,482)	(708)	34,810

Interest expense related to the notes payable for the three and nine months ended September 30, 2020 was as follows (dollars in thousands):

	Three months ended September 30, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Final Payment Fee ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	290	-	-	496
2025 Notes	5.25%	795	1,136	17	-	1,948
First Lien Notes	13.00%	256	9	15	-	280
Second Lien Notes	8.25%	48	372	5	-	425
2024 Notes	9.50%	445	-	23	-	468
PPP Loan	1.00%	15	-	-	-	15
Total		1,765	1,807	60	-	3,632

	Nine months ended September 30, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Final Payment Fee ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,001	301	-	-	1,302
2023 Notes	5.25%	618	849	-	-	1,467
2025 Notes	5.25%	2,760	3,848	59	-	6,667
First Lien Notes	13.00%	627	29	49	-	705
Second Lien Notes	8.25%	217	695	10	-	922
2024 Notes	9.50%	445	-	23	-	468
PPP Loan	1.00%	26	-	-	-	26
Total		5,694	5,722	141	-	11,557

The following are the scheduled maturities of the Company’s notes payable as of September 30, 2020, including PIK interest on the Second Lien Notes (in thousands):

2020 (remaining three months)	$—
2021	4,226
2022	1,537
2023	23,811
Thereafter	92,700
Total	$122,274

8.	Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50 million in gross proceeds of its common stock. During the three and nine months ended September 30, 2020, the Company sold 0 and 175,289 shares of common stock, respectively, resulting in gross proceeds of $0.1 million.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of September 30, 2020, 6,741,934 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2020, 1,461,208 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At September 30, 2020 there were 6,171,581 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time and deductions not yet used in a purchase are refundable upon employment termination. The Company initiated its first 2016 ESPP offering period on August 1, 2019 and new offering periods occur every six months thereafter, each consisting of two purchase periods of six months in duration ending on or about January 31st and July 31st of each year. A participant may only be in one offering at a time. On February 1, 2020, there were 566,573 shares purchased in connection with the initial offering period. The 2016 ESPP contains an offering reset provision whereby if the fair market value of a share on offering date of an ongoing offering is less than or equal to the fair market value of a share on a new offering date, the ongoing offering will terminate immediately after the purchase date and rolls over to the new offering. During the nine months ended September 30, 2020, 40 participants in the initial offering were automatically rolled over to the subsequent new offering as a result this reset provision and an incremental cost of less than $0.1 million.

The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 3,093,386 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

10.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
Liabilities
Embedded features of the 2023 Notes	$124	$—	$—	$124
Embedded features of the 2025 Notes	1,893	—	—	1,893
Embedded features of the Second Lien Notes	2,710	—	—	2,710
Embedded features of the 2024 Notes	19,863	—	—	19,863

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$37,769	$37,769	$—	$—
Commercial paper⁽¹⁾	13,870	—	13,870	—
Corporate bonds	6,256	—	6,256	—
Liabilities
Embedded features of the 2023 Notes	$664	$—	$—	$664
Embedded features of the 2025 Notes	25,543	—	25,543	—
(1)	Classified as cash and cash equivalents due to their short-term maturity

At September 30, 2020, the 2025 Notes no longer had sufficient trading activity and therefore transferred from Level 2, to Level 3. The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Embedded
Features of
the Notes
December 31, 2019	$664
Initial fair value of embedded features of First Lien Notes	(1,034)
Initial fair value of embedded features of Second Lien Notes	1,206
Initial fair value of embedded features of 2024 Notes	19,863
Change in derivative (including the partial settlement of the 2025 Notes and settlement of the First Lien Notes)	3,891
September 30, 2020	$24,590

The recurring Level 3 fair value measurements of the embedded features of the notes payable include the following significant unobservable inputs at September 30, 2020:

	2023 Notes	2025 Notes		2024 Notes	Second Lien
Unobservable Inputs	Assumptions	Assumptions		Assumptions	Assumptions
Risky (bond) rate	45.0%	40.0%		30.0%	15.5%
Stock price volatility	75%	N/A	%	75%	75%
Probabilities of conversion provisions	5.0% - 85.0%	N/A	%	5.0% - 65.0%	100%
Time period until maturity (yrs)	0.50 - 2.34	N/A		0.50 - 4.08	2.90
Dividend yield	—%	—%		—%	—%

11.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2020 or September 30, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2020 and December 31, 2019.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three and nine months ended September 30, 2020.

12.	Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd (collectively, “Roche”), has a noncontrolling ownership interest in the Company. Revenue from Roche during each of the three and nine months ended September 30, 2020 was $0.3 million. For the three and nine months ended September 30, 2019, revenue from Roche was $3.4 million and $8.7 million, respectively. Amounts due from Roche were less than $0.1 million at September 30, 2020 and $7.1 million at December 31, 2019. At each of September 30, 2020 and December 31, 2019, the Company had committed replacement obligations under warranties of $0 and $0.4 million, respectively.

13.	Subsequent Events

Equity Line of Credit with Energy Capital, LLC

On November 9, 2020, the Company, entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of

$12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement.

Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company has less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, in its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock (the “Common Stock”), beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provides that the Company shall not effect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the Company’s Common Stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

The holders of Series B Preferred Stock generally will be entitled to vote with the holders of the shares of Common Stock and Series A Preferred Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock and Series A Preferred Stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series B Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series B Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of the Company’s certificate of incorporation, bylaws or of the Certificate of Designations that would adversely affect the rights, preferences, privileges or powers of the Series B Preferred Stock.

Energy Capital has agreed that, during any time prior to the termination of the Equity Line Agreement, neither it nor any of its agents, representatives or affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s Common Stock which establishes a net short position with respect to the Common Stock.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of Common Stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant expires, if unexercised, on November 9, 2030.

Extension of Masters Capital Purchase Option

On November 9, 2020, the Company and Masters entered into a side letter extending the expiration date of Masters’ option to purchase up to $27 million of shares of Series A Convertible Preferred Stock to January 11, 2021.

Filed Amended and Restated Certificate of Incorporation

On October 22, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) to increase the authorized number of shares of common stock from 450,000,000 shares to 900,000,000 shares.

Following the approval by the Company’s stockholders of the Amendment, on October 26, 2020, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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

The extended life Eversense XL CGM System, for use up to 180 days, is currently available in select markets in Europe, the Middle East, and Africa, or EMEA. The Eversense CGM System, for use up to 90 days, launched commercially in the United States in July 2019 and is currently available in the United States. We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of our Eversense systems are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. During the nine months ended September 30, 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington DC, Blue Cross and Blue Shield plans, and announced local coverage determinations, or LCD, proposals for implantable therapeutic CGMs such as Eversense by all the Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service. We continue to see momentum of broad national payor acceptance, including on August 3, 2020, the Centers for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs.

Development and Commercialization of Eversense

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG pursuant to which we have granted Ascensia the exclusive right to distribute the Company’s 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory does not include countries covered by our current distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, Ascensia has agreed to begin actively marketing and selling Eversense and Eversense XL as follows: (i) for the United States, Eversense at a date to be agreed upon and Eversense XL upon receipt of marketing approval from the U.S. Food and Drug Administration, or FDA; (ii) for Germany, Italy and Switzerland, Eversense XL beginning on February 1, 2021; and (iii) for Sweden, upon the later of the receipt of both marketing approval from the U.S. Food and Drug Administration and a new CE mark approval for a new Eversense XL version, and October 1, 2021. Ascensia will receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense and Eversense XL from us at prices to be negotiated based on parameters set forth in the commercialization agreement. We will be responsible for product development and manufacturing, including regulatory submissions, approvals and registrations, and Ascensia will be responsible for sales, marketing, market access, patient and provider onboarding and customer support. We have agreed to establish a joint marketing committee with equal representation from each party.

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense XL for a period of up to 180 days in the United States. On September 30, 2019, we completed enrollment of the PROMISE trial and had our last patient complete their 180-day visit during the first quarter of 2020. The 181 participants in the trial had the Eversense sensor inserted subcutaneously at eight sites across the United States where the safety and efficacy of the system was evaluated over a 180-day period. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to 180 days was submitted to the FDA. If approved by the FDA, this new product would double sensor duration of Eversense in the United States, with half of the insertion and removal procedures required, and would provide more than 12 times longer sensor duration than other CGM systems available in the United States. We anticipate a decision in the first half of 2021, and if positive, we will begin transitioning patients in the United States to the new 180-day Eversense product. However, shelter-in-place orders and other impacts from the COVID-19 pandemic could alter or delay the timing of response by the FDA regarding our submission.

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

During the third quarter of 2020, reinsertion rates for existing patients on Eversense were more favorable than we originally anticipated at the start of the outbreak, leading to several new order requests from our distributors, and adjustments to concession allowances previously provided to some of our customers in the United States to reflect actual product usage. While these upward trends are promising, insertion volumes are still below pre-COVID-19 levels. Additionally, the recent COVID-19 pandemic infection rates in the United States have been increasing and it is difficult to predict the longevity and severity COVID-19 will have on our business.

Streamlined Operational Focus

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash on hand after repayment of the Solar Loan Agreement (as defined below) in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users, including ensuring broader insurance coverage for Eversense, and the development and regulatory submission of our new 180-day Eversense product in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel. Associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in our accompanying unaudited condensed consolidated financial statements during the nine months ended September 30, 2020.

Net Revenue Impact

As a result of the COVID-19 pandemic, redistribution of country-specific government funding to COVID-19 efforts, overall excess inventory at our distributors, and the announcement of our streamlined focus in the first quarter of 2020, our net revenue for the three and nine months ended September 30, 2020 was significantly lower than the three and nine months ended September 30, 2019. We are uncertain as to the longevity or severity these factors may have on our future sales.

Under our exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. This agreement expires in January 2021. During the three and nine months ended September 30, 2020, Roche did not place any commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors and transmitters. Revenues for these corresponding periods in 2020 represent purchases for miscellaneous Eversense system components.

We extended payment terms and provided one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount of first quarter purchases if they are unable to sell through Eversense and related components on hand prior to expiry, which occurred in the third quarter of 2020 and we expect to continue to occur in the fourth quarter of 2020. In efforts to continue supporting our installed patient base, our Eversense Bridge Program remains available for eligible existing patients on Eversense and we have removed the two-sensor limit previously prescribed by the program.

Inventory

As a result of significant changes and uncertainty regarding our forecasted demand and related expiry concerns, $13.6 million of inventory and related assets is impaired at September 30, 2020 with a corresponding charge to cost of sales in our unaudited condensed consolidated results of operations and comprehensive loss of $15.1 million for the nine months ended September 30, 2020. We will continue to assess our inventory and supplier related assets for recoverability if conditions materially change or worsen.

Long-lived Assets

We reviewed our long-lived assets, including property and equipment and right-of-use assets, for recoverability, which resulted in a loss on disposal of property and equipment in the amount of $0.2 million for the nine months ended September 30, 2020, which we recorded to other income (expense) in our unaudited condensed consolidated statement of operations and comprehensive loss. The impairment mostly related to the uncertainty of conducting validation efforts to be able to place new manufacturing equipment into service.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Equity Line of Credit

On November 9, 2020, we entered into an equity line agreement, or the Equity Line Agreement, with Energy Capital, LLC, a Florida limited liability company, or Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock, or the Series B Preferred Stock, at our request from time to time during the 24-month term of the Equity Line Agreement.

August 2020 Financings

On August 9, 2020, we entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG, or Ascensia, and entered into a financing agreement pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024, or the 2024 Notes, to Ascensia’s parent company, PHC Holdings Corporation, or PHC, on or about August 14, 2020, or the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, we prepaid the First Lien Notes described below in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Situations, LLC and certain affiliates thereof, or Masters, pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, or the Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing, expected to occur on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing on or before January 11, 2021, subject to the terms and conditions of the Stock Purchase Agreement.

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

We recorded a loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount, excluding interest accrued and due, and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 in other income (expense) in our accompanying unaudited condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2020.

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

These financing arrangements are further described under Liquidity and Capital Resources.

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

Concentration of Revenue and Customers

For the three months ended September 30, 2020 and 2019, we derived 33% and 78% of our total net revenue, respectively, from one customer, Roche Diabetes Care GmbH. For the nine months ended September 30, 2020 and 2019, we derived 29% and 70% of our total net revenue, respectively, from one customer, Roche Diabetes Care GmbH. During the three and nine months ended September 30, 2020, Roche did not place commercial sales orders in accordance with their quarterly requirements or towards their annual binding minimum requirements for sensors. Revenues for these corresponding periods in 2020 represent purchases for transmitters and miscellaneous Eversense XL system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$258	33.6%	$325	30.5%
United States	509	66.4	739	69.5
Total	$767	100.0%	$1,064	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,792	87.8%	$9,908	80.2%
United States	527	12.2	2,441	19.8
Total	$4,319	100.0%	$12,349	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We extended payment terms and provided one-time COVID-19 pandemic relief concessions to some of our customers in the United States for allowances up to a specified amount if they are unable to sell through Eversense and related components on hand prior to product expiry, which began to occur in the third quarter of 2020 and we expect to continue to occur in the fourth quarter of 2020. We do not have a history of collectability concerns; however, an immaterial allowance for uncollectible accounts was recorded as of September 30, 2020. There were no provisions for uncollectible accounts recorded against accounts receivable at December 31, 2019.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30,		Period-to-
	2020	2019	Period Change

	(unaudited)
Revenue, net	$514	$959	$(445)
Revenue, net - related parties	253	3,360	(3,107)
Total revenue	767	4,319	(3,552)
Cost of sales	(68)	7,659	(7,727)
Gross profit (loss)	835	(3,340)	4,175

Expenses:
Sales and marketing expenses	3,234	11,560	(8,326)
Research and development expenses	4,568	11,076	(6,508)
General and administrative expenses	5,501	5,388	113
Operating loss	(12,468)	(31,364)	18,896
Other income, net:
Interest income	1	519	(518)
Loss on extinguishment and issuance of debt	(9,527)	(398)	(9,129)
Interest expense	(3,632)	(3,460)	(172)
Debt issuance costs	(931)	(3,344)	2,413
Gain on fair value and change in fair value of derivatives	3,520	19,186	(15,666)
Other expense	(391)	(638)	247
Total other (expense) income, net	(10,960)	11,865	(22,825)
Net loss	$(23,428)	$(19,499)	$(3,929)

Revenue, net

Our net revenue decreased $3.6 million to $0.8 million for the three months ended September 30, 2020, compared to $4.3 million for the three months ended September 30, 2019. This decrease was a result of deferral of sales orders by Roche in the third quarter of 2020, and our decision to streamline our operational focus in March 2020 and temporarily suspend commercial sales to new patients in the United States.

Cost of sales

Our cost of sales decreased $7.7 million to $(0.1) million for the three months ended September 30, 2020, compared to $7.7 million for the three months ended September 30, 2019. The decrease was primarily due to the sales of previously impaired inventory, and the release of supplier allowances from the temporary suspension of manufacturing activities resulting from changes made to our operational focus.

Gross profit was $0.8 million and $(3.3) million for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit was primarily due to lower cost of sales.

Sales and marketing expenses

Sales and marketing expenses were $3.2 million for the three months ended September 30, 2020, compared to $11.6 million for the three months ended September 30, 2019, a decrease of $8.3 million. The decrease was primarily the result of our headcount reduction on March 26, 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $5.5 million and a decline of $2.8 million related to travel, trade shows, consultants and other marketing programs to market Eversense.

Research and development expenses

Research and development expenses were $4.6 million for the three months ended September 30, 2020, compared to $11.1 million for the three months ended September 30, 2019, a decrease of $6.5 million. The decrease was due to decrease of $2.1 million of consulting, outside services and other expenses resulting from our change in operational plans to focus on our regulatory submission for the new 180-day Eversense product in the United States, $3.6 million for clinical trial costs primarily related to the PROMISE trial and $0.8 million for salary and other personnel related costs following our reduction in workforce in March 2020.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended September 30, 2020, compared to $5.4 million for three months ended September 30, 2019, an increase of $0.1 million. The increase was primarily due to an increase of $0.7 million for personnel costs related to stock-based compensation, offset by a reductions of $0.3 million for legal fees and $0.3 million of other administrative expenses resulting from our reduction in workforce in March 2020.

Total other (expense) income, net

Total other expense, net, was $11.0 million for the three months ended September 30, 2020, compared to other income, net, of $11.9 million for the three months ended September 30, 2019, a decrease of $22.8 million. The decrease was primarily due to a $9.1 million increase in loss on extinguishment and issuance of debt, a $15.7 million change in the fair value of our derivatives and a decrease of $0.5 million in interest income, offset by a $2.4 million decrease in debt issuance costs.

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,		Period-to-
	2020	2019	Period Change

	(in thousands)
Revenue, net	$761	$3,678	$(2,917)
Revenue, net - related parties	303	8,671	(8,368)
Total revenue	1,064	12,349	(11,285)
Cost of sales	21,006	23,552	(2,546)
Gross loss	(19,942)	(11,203)	(8,739)

Expenses:
Sales and marketing expenses	17,521	38,573	(21,052)
Research and development expenses	15,726	28,688	(12,962)
General and administrative expenses	15,635	17,321	(1,686)
Operating loss	(68,824)	(95,785)	26,961
Other income (expense), net:
Interest income	173	1,556	(1,383)
Loss on extinguishment and issuance of debt	(20,458)	(398)	(20,060)
Interest expense	(11,560)	(7,459)	(4,101)
Debt issuance costs	(1,216)	(3,344)	2,128
Gain on fair value and change in fair value of derivatives	29,069	26,147	2,922
Other expense	(720)	(655)	(65)
Total other (expense) income, net	(4,712)	15,847	(20,559)

Net loss	$(73,536)	$(79,938)	$6,402

Revenue, net

Our net revenue decreased $11.3 million to $1.1 million for the nine months ended September 30, 2020, compared to $12.3 million for the nine months ended September 30, 2019. This decrease was a result of deferral of sales orders by Roche in the first nine months of 2020, and our decision to streamline our operational focus in March 2020 and temporarily suspend commercial sales to new patients in the United States.

Cost of sales

Our cost of sales decreased $2.5 million to $21.0 million for the nine months ended September 30, 2020, compared to $23.6 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in cost of sales of $9.7 million related to lower customer sales and a decrease of $0.9 million related to lower personnel related costs, offset by an increase of $8.0 million for impairment charges, scrap and write-offs for inventory and related assets during the nine months ended September 30, 2020 due to uncertainty in demand forecasts from changes made to our operational focus and current economic conditions.

Gross profit was $(19.9) million and $(11.2) million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross profit was primarily due to lower sales and impairment charges for inventory and related assets.

Sales and marketing expenses

Sales and marketing expenses were $17.5 million for the nine months ended September 30, 2020, compared to $38.6 million for the nine months ended September 30, 2019, a decrease of $21.1 million. The decrease was primarily the result of our headcount reduction on March 26, 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $10.4 million and a decline of $10.6 million related to travel, trade shows, consultants and other marketing programs to market Eversense.

Research and development expenses

Research and development expenses were $15.7 million for the nine months ended September 30, 2020, compared to $28.7 million for the nine months ended September 30, 2019, a decrease of $13.0 million. The decrease was primarily due to decreases of $5.9 million for consulting expenses, outside services and other development expenses, $5.5 million related to PROMISE and other clinical studies and $1.6 million in personnel related costs following our reduction in workforce in March 2020.

General and administrative expenses

General and administrative expenses were $15.6 million for the nine months ended September 30, 2020, compared to $17.3 million for nine months ended September 30, 2019, a decrease of $1.7 million. The decrease was primarily due to a decrease of $1.3 million for net personnel related costs from higher severance costs in 2019 and our reduction in workforce in 2020, along with a net $0.4 million decrease for patents, legal and other administrative expenses in connection with operational changes and issues related to the COVID-19 pandemic.

Total other (expense) income, net

Total other expense, net, was $4.7 million for the nine months ended September 30, 2020, compared to other income, net, of $15.8 million for the nine months ended September 30, 2019, a decrease of $20.6 million. The decrease was primarily due to a $20.0 million increase in loss on extinguishment and issuance of debt, a $4.1 million increase of interest expense and a $1.4 million decrease to interest income, offset by a $2.9 million gain on fair value and change in fair value of derivatives and a $2.1 million decrease of debt issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations principally through the issuance of preferred stock, common stock and debt. As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $26.4 million.

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we issued $35.0 million in aggregate principal amount 2024 Notes, to Ascensia’s parent company, PHC, on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, we prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters, pursuant to which we issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing, expected to occur on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing on or before January 11, 2021, subject to the terms and conditions of the Stock Purchase Agreement. Each share of Series A Preferred Stock will initially be convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A

Preferred Stock will rank senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders will also be entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If we undergo a change of control, each holder has the right to cause us to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount. The holders of Series A Preferred Stock generally will be entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of our certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock.

On November 9, 2020, we entered into an equity line agreement, or the Equity Line Agreement, with Energy Capital, LLC, a Florida limited liability company, or Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock, or the Series B Preferred Stock, at our request from time to time during the 24-month term of the Equity Line Agreement.

Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice, or a Regular Purchase Notice, directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price, or the Purchase Price, equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

Concurrently with entry into the Equity Line Agreement, we issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share, or the Warrant. The Warrant expires, if unexercised, on November 9, 2030

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of our common stock. As of September 30, 2020, we have received $0.1 million in net proceeds from the sale of 175,289 shares under this agreement.

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

Pursuant to the Highbridge Loan Agreement, we borrowed an aggregate principal amount of $15.0 million on April 24, 2020 through the issuance and sale of First Lien Notes. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, we issued 1,500,000 shares of our common stock to the Lenders as a commitment fee. Upon the closing of the 2024 Notes, we prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

The First Lien Notes were secured, senior obligations that bear interest at the annual rate of 12% or, at our election, payment in kind at an annual rate of 13%, payable monthly in arrears. The First Lien Notes would have matured on October 24, 2021, or the First Lien Maturity Date, unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the First Lien Notes were secured by substantially all our assets.

Exchange Agreement with Highbridge

On April 21, 2020 we entered into a Note Purchase and Exchange Agreement, or the Exchange Agreement, which we subsequently amended on August 9, 2020, with certain funds managed by Highbridge providing for the exchange of $24.0 million aggregate principal amount of our outstanding senior convertible notes due January 15, 2025, or the 2025 Notes, for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes, or the Second Lien Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The Exchange closed on April 24, 2020. The warrants may be exercised in cash or on a cashless basis at any time through the three year anniversary of the issuance date.

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

As amended by the Amendment, effective as of the Closing Date, the holders of the Second Lien Notes will have the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option has a daily limit of $1,000,000 in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted). During the quarter ended September 30, 2020, Highbridge elected to convert a total of $3.6 million of outstanding principal on the Second Lien Notes for issuance of 9,328,955 shares of common stock, which included prepayment premiums and were based off of our election of PIK interest. As of November 6, 2020, approximately $5.7 million principal amount of Second Lien Notes remained outstanding.

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

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, or the 2023 Notes, of which $15.7 million in aggregate principal remains after some of the holders exchanged their 2023 Notes for 2025 Notes in July 2019. For additional information on the 2025 Notes and the 2023 Notes, see Note 7—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

The following table summarizes our outstanding notes payable at September 30, 2020:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per Share	per Share of
Note	Date	Coupon	(in millions)	Date	of Common Stock	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	57.7	January 15, 2025	757.5758	1.32
2024 Notes	Aug-20	9.50%	35.0	November 1, 2024	186.74	0.54
Second Lien Notes	April 2020	8.25%	6.4	August 9, 2023	n/a	90% of daily VWAP or 0.33
PPP Loan	April 2020	1.00%	5.8	April 22, 2022	n/a	n/a
Total			$120.6

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

The note purchase agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The note purchase agreement also contains customary events of default, after which the 2024 Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

Funding Requirements and Outlook

The financing arrangements pending with PHC and Masters Capital could provide for a total of up to $42 million if successfully concluded. If we close on the sale of all of the equity contemplated by these arrangements, we project our available financial resources would fund operations through 2021.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(59,174)	$(101,486)
Net cash used in investing activities	(181)	(951)
Net cash (used in) provided by financing activities	(10,191)	96,224
Net decrease in cash, cash equivalents and restricted cash	$(69,546)	$(6,213)

Net cash used in operating activities

Net cash used in operating activities was $59.2 million for the nine months ended September 30, 2020 and consisted of a net loss of $73.5 million, a net change in operating assets and liabilities of ($0.3) million mostly due to declines in accruals and accounts payables of $11.9 million reflecting reduced operational activities, partially offset by $9.9 million for collections of accounts receivable at December 31, 2019 and $3.2 reductions in inventory, net for increased impairment reserves, as well as net non-cash items of $14.6 million, primarily due to a change of $9.4 million for inventory obsolescence and net realizable value charges, $20.5 million for extinguishment and issuance losses on the notes and $13.8 million for interest expense, depreciation, disposal of fixed assets and stock-based compensation expense, partially offset by a decrease in fair value of derivatives of $29.1 million.

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

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2019 and consisted of capital expenditures for laboratory and production equipment at our contract manufacturers.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $10.2 million for the nine months ended September 30, 2020 and primarily consisted of $66.0 million for the repayment of outstanding principal, final payoff fees and prepayment premiums of $48.4 million for Solar Loan Agreement and $17.6 million for First Lien Notes, offset by proceeds of $56.0 million from the PPP loan of $5.8 million, from the First Lien Notes of $14.4 million, from the 2024 Notes of $33.3 million and $2.5 million from the issuance of Series A preferred stock.

Net cash provided by financing activities was $96.2 million for the nine months ended September 30, 2019, and consisted of net proceeds from the issuance of common stock of $26.8 million, net proceeds of $77.7 million from the issuance of 2025 Notes, net proceeds from the Solar Term Loan of $43.0 million and proceeds from stock option and warrant exercises of $0.1 million, offset by repurchases of $37.0 million of 2023 Notes and repayment in full of $15.0 million of term loans.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2020:

	Payment due by period
		Remainder of			After
Contractual Obligations	Total	2020	2021-2022	2023-2024	2024
Operating lease obligations	$2,757	$186	1,971	600	-
Principal payments under PPP Loan	5,763	-	5,763	-	-
Interest payments under PPP Loan	117	-	117	-	-
Principal payments under 2023 Notes	15,700	-	-	15,700	-
Interest payments under 2023 Notes	2,473	412	1,649	412	-
Principal payments under 2024 Notes	35,000	-	-	35,000	-
Interest payments under 2024 Notes	14,539	-	7,650	6,889	-
Principal payments under 2025 Notes	57,700	-	-	-	57,700
Interest payments under 2025 Notes	13,703		6,090	6,090	1,523
Principal payments under Second Lien Notes	8,111	-	-	8,111	-
Interest payments under Second Lien Notes(1)	1,718	-	-	1,718	-
Other Commitments (2)	-	-	-	-	-
Total contractual obligations	$157,581	$598	$23,240	$74,520	$59,223
(1)	We have elected for PIK interest on these notes.
(2)	Other commitments include, among other things, minimum payment obligations and other obligations that we cannot cancel or where we would be required to pay a fee for termination before the contractual period ended.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020 we did not have any off-balance sheet arrangements as defined by SEC rules.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $26.4 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended September 30, 2020, which could increase our foreign currency and interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our certificate of incorporation authorizes us to issue up to 900,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including by conversion of our convertible notes, in certain circumstances, conversion of our convertible preferred stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The holders of the convertible preferred stock rank senior to our common stock upon a liquidation of our company.

In the event of a liquidation, dissolution or winding up of our company, our Series A convertible preferred stock, along with any convertible preferred stock that we may issue to PHC or Energy Capital, will rank senior to our common stock. Each share of preferred stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the convertible preferred stock were converted into common stock.

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

Shares of our convertible preferred stock and the PHC Notes are convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Each share of our convertible preferred stock is convertible at any time at the option of the holder into 1,000 shares of our common stock (subject to customary anti-dilution adjustments, including in the event of any stock split). In addition, under the terms of our convertible preferred stock purchase agreement with MSS, MSS has the option to purchase up to an additional $27 million of convertible preferred stock having a conversion price per share equal to $0.476 per share of common stock (the closing price of our common stock on August 7, 2020) on or before January 11, 2021. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we also have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of

$1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock.

The PHC Notes are also convertible into our common stock at the option of the holder. Accordingly, any conversion of convertible preferred stock or the PHC Notes would dilute the ownership of our holders of common stock. The potential dilutive effect of the conversion of shares of convertible preferred stock or convertible notes may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Holders of the convertible preferred stock and convertible notes have the ability exert substantial influence over us in a manner adverse to your interests.

Subject to maintaining specified ownership thresholds, the holders of convertible preferred stock and the PHC Notes have the ability to designate, in the aggregate, up to three members of our board of directors.

The holders of convertible preferred stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters require the approval of the majority of the outstanding convertible preferred stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the convertible preferred stock, or (ii) amendments, modifications, repeal or waiver of any provision of our certificate of incorporation or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the convertible preferred stock.

As a result, the holders of our convertible preferred stock and the PHC Notes are able to influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. Some of these persons or entities may have interests different the interests of the holders of our common stock.

The future funding pursuant to agreements to sell convertible preferred stock to PHC, Masters and Energy Capital is not guaranteed.

We have entered into agreements with Masters, PHC and Energy Capital that, collectively, provide for our receipt of up to $54 million of funding pursuant to the sale of convertible preferred stock to Masters, PHC and Energy Capital. Pursuant to our agreement with PHC, we have the option to sell and issue to PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon our obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date. Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters pursuant to which we issued and sold to Masters $3 million of shares of convertible preferred stock per share in an initial closing, and provided Masters with an option to purchase up to an additional $27 million of shares of convertible preferred stock in a subsequent closing on or before January 11, 2021, subject to the terms and conditions of the stock purchase agreement. On November 9, 2020, we entered into the Equity Line Agreement with Energy Capital. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock. Because of the contingencies of each transaction, there can be no guarantee that we will be able to sell the additional convertible preferred stock to PHC, Masters or Energy Capital. If we are unable to do so, we may be forced to seek to raise additional capital on less advantageous terms, if available at all, which would likely have a material adverse effect on our liquidity and the trading price of our common stock.

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

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds

Between July 1, 2020 and September 30, 2020, Highbridge voluntarily converted a total of $3.6 million of outstanding principal amount of the Second Lien Notes for 9,328,955 shares of common stock, which included prepayment premiums in accordance with the terms of the Second Lien Notes. These conversions were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act as a conversion of securities by our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion.

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on October 26, 2020).

3.5

Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 18, 2020).

10.1+	Collaboration and Commercialization Agreement, by and between Senseonics, Incorporated and Ascensia Diabetes Care Holdings AG, dated as of August 9, 2020.

10.2

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

10.3

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and certain purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

10.4

Investor Rights Agreement, dated as of August 9, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

10.5

Investor Rights Agreement, dated as of August 9, 2020, by and between the Registrant and certain purchasers named therein (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

10.6

Note Purchase Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

10.7

Stock Purchase Agreement, dated as of August 9, 2020, by and between the Registrant and certain purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

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

+

Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: November 9, 2020	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)