Form 10-K
period 2020-12-31
Senseonics Holdings, Inc.
filed 2021-03-05
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 __________________________________________

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________________

Commission file number 001-37717

SENSEONICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1210911 (I.R.S. Employer Identification No.)

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol (s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	SENS	NYSE American

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧     No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻      No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ⌧

As of June 30, 2020 the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $74.4 million based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of February 26, 2021, 377,883,267 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward‑looking, including but not limited to statements about:

●	the timing of, and our ability to obtain and maintain regulatory approval of, Eversense 180-day product in the United States;
●	our ability to maintain regulatory approval of Eversense in the United States;
●	our ability to maintain regulatory approval of Eversense and Eversense XL in Europe;
●	the success of our collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”);
●	the clinical utility of Eversense;
●	our ability to develop future generations of Eversense;
●	our ability to service our outstanding indebtedness;
●	the timing and availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	our future development priorities;
●	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
●	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to comply with applicable regulatory requirements;
●	our ability to maintain our intellectual property position;
●	our estimates regarding the size of, and future growth in, the market for Continuous Glucose Monitoring systems;
●	effects of the COVID-19 pandemic;
●	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
●	our estimates regarding our future expenses and needs for additional financing.

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

Our focus on the development and approval of the extended life Eversense 180-day product for the U.S. market is ongoing. On September 30, 2019, we completed enrollment of the PROMISE trial and had our last patient complete their 180-day visit during the first quarter of 2020. The 181 participants in the trial had the Eversense sensor inserted subcutaneously at eight sites across the United States where the safety and efficacy of the system was evaluated over a 180-day period. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, 2020, a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to 180 days was submitted to the FDA. If approved by the FDA, this new product would approximately double sensor duration of Eversense in the United States, reducing by half the number of insertion and removal procedures required, and would provide more than 12 times longer sensor duration than other CGM systems available in the United States. Following the submission of the PMA, we have received communication from the FDA advising us that the reallocation of agency resources to address Emergency Use Authorization (EUA) applications for products related to the COVID-19 public health emergency is affecting marketing application reviews, including the Eversense 180-day product. Based on a February 19, 2021 communication, we understand that the FDA expects to assign a reviewer, and that our PMA will be placed under review no later than April 15, 2021. Based on the passage of time and this new expectation from the FDA, we are anticipating approval no earlier than the second half of the year and note that the timing to completion and outcome of such a review is uncertain. If we receive a positive decision and product approval, we expect to begin transitioning patients in the United States to the new 180-day Eversense product shortly thereafter. Further reallocation of agency resources, shelter-in-place orders and other impacts from the COVID-19 pandemic are difficult to predict and could alter or delay the timing of response by the FDA regarding our submission.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing COVID-19 pandemic, in the second half of 2021 we plan to seek Investigational Device Exemption, or IDE, from the FDA to explore the 365 day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, which we also intend to include a pediatric population, in the first half of 2022.

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

During 2020 we initiated a new commercialization strategy and collaboration to bring our product to market. As described in detail below, in August 2020, we entered into a collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG, or Ascensia, pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide, with certain initial exceptions. While Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support, we remain responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support.

2020 and Significant Recent Developments

COVID-19

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. The Governor of Maryland issued an order closing all non-essential businesses, which took effect on March 23, 2020. Although the state of Maryland is gradually undergoing a phased reopening plan, substantially all of our workforce is still working from home either all or substantially all of the time. Additionally, because our sensor requires an in-clinic procedure, we saw a reduction in access to clinics and sensor insertions during the initial outbreak.

During the latter half of 2020, several new order requests from our distributors led to adjustments to concession allowances previously provided to some of our customers in the United States to reflect actual product usage. While these trends are promising, insertion volumes are still below pre-COVID-19 levels. Additionally, the COVID-19 pandemic infection rates in the United States are still high, vaccine distribution has only just begun, and it is difficult to predict the longevity and severity COVID-19 will have on our business.

Restructuring and Transition of Commercial Strategy

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash resources, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users, including ensuring broader insurance coverage for Eversense, and the development and regulatory submission of our new 180-day Eversense product in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel.

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide for people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our current distribution agreement with Rubin Medical, which are

Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and the parties have been planning and making arrangements for Ascensia to ramp up sales activities and more fully assume commercial responsibilities in the second quarter of 2021. The Eversense 180-day product is planned to be marketed upon receipt of marketing approval from the FDA. In Germany, Italy and Switzerland, Spain, Poland and the Netherlands, Ascensia assumed commercial responsibilities for Eversense XL beginning on February 1, 2021. For Sweden and Norway, Ascensia will assume commercial responsibilities later this year. Ascensia is entitled to receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend in order to maintain its exclusive distribution rights. Ascensia purchases Eversense and Eversense XL from us at negotiated prices. We remain responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

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

In November 2019, the Centers for Medicare and Medicaid Services, or CMS, finalized a national payment rate for Eversense that was recently published in the calendar year 2020 Physician Fee Schedule Final Rule. The Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expands access to our product. In December 2020, the Centers for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule that establishes global payment for the device cost and procedure fees for healthcare providers across the United States. This includes the establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs

We are headquartered in Germantown, Maryland. The members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Abbott Diabetes Care, Medtronic and Johnson and Johnson. Members of our team have contributed to the development, regulatory approval and commercialization of several glucose monitoring systems and insulin pumps.

Commercial Strategy

We are in the process of transitioning to selling our product globally through Ascensia from selling directly to our network of distributors and strategic fulfillment partners, who provide the Eversense CGM system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement, as noted above in “2020 and Recent Developments”. Sales of the Eversense CGM system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. Ascensia plans to leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

In the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users. In connection with these actions, on March 26, 2020, we reduced our direct sales organization that consists of sales representatives, clinical trainers, customer care, and other specialists to educate, train, and support the patient and healthcare provider in their diabetes management with CGM systems.

In the third quarter of 2020, we announced the formation of a strategic partnership with Ascensia, pursuant to which Ascensia became the exclusive worldwide distribution partner for Senseonics CGM systems, including Eversense®, Eversense® XL and future generations products. In the fourth quarter of 2020, Ascensia initiated U.S. marketing and sales activities and full transition of commercial activities is expected in the second quarter of 2021, to include full marketing, market access, sales, healthcare provider training and frontline patient and provider support responsibilities. Ascensia has begun expanding its U.S. commercial organization and expects its initial U.S. staffing to be in place by the second quarter of 2021 in support of Eversense.

Addressing reimbursement and access barriers has been a top priority for us and during 2020 we reached over 200 million covered lives in the U.S. through positive insurance payor coverage decisions. In 2020, we continued the Eversense Bridge Program, a patient access program in the U.S. that provides financial assistance to eligible patients whose insurance coverage either does not yet cover Eversense, or in cases where Eversense is covered but the patient’s co-insurance is limiting their ability to adopt Eversense. Having played an important role in our journey to obtain broader payor policy and long-term patient retention, the Eversense Bridge Program ended on December 31, 2020.We expect Ascensia, in consultation with the company, to initiate a patient assistance program in the market once full commercial responsibility is transitioned in the near future.

In our overseas markets, we had entered into distribution agreements that allow third-party collaborators with direct sales forces and established distribution systems to market and promote Eversense XL primarily in the EMEA. These distribution arrangements are in the process of being replaced by our collaboration with Ascensia. Our exclusive distribution agreement for sales in Scandinavia and our exclusive distribution agreement with Roche Diabetes Care for sales in the rest of the EMEA, excluding Israel and Scandinavia, and in 17 additional countries, including Brazil, Russia, India, and China, as well as select markets in the Asia Pacific and Latin American regions expire in 2021, with the Roche agreement having expired January 31, 2021. Upon conclusion of each of these agreements, Ascensia is assuming commercialization activities in select countries where Eversense XL has already launched, beginning February 1, 2021 for Germany, Italy, Switzerland, Spain, Poland, and Netherlands. Roche will continue to support certain transition activities for approximately six months in other markets. The transition of Rubin markets is planned to occur later in 2021.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

Distribution Agreement with Roche Diabetes Care

On May 24, 2016, we entered into an exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, or collectively, Roche. Pursuant to the agreement, as amended, we granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions.

On December 12, 2019, we amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract.

On November 20, 2020, we amended the distribution agreement and entered into a settlement agreement to facilitate transition to Ascensia as Roche sales concluded on January 31, 2021, including final purchases and transition support activities, and Roche’s obligation to purchase certain quantities of products at certain prices under the distribution agreement have now terminated.

The distribution rights under the agreement expired January 31, 2021, subject to Roche providing certain transition and wind-down services for approximately six months in markets where ADC is not initiating distribution.

Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG pursuant to which we have granted Ascensia the exclusive right to distribute the Company’s 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide for use in people with diabetes, with the following initial exceptions: until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and the parties have been planning and making arrangements for Ascensia to ramp up sales activities and more fully assume commercial responsibilities in the second quarter of 2021. Ascensia will receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense and Eversense XL from us at prices which have been negotiated based on parameters set forth in the commercialization agreement. We are responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Clinical Development and Regulatory Pathway

Overview

The Eversense XL CGM system received a CE mark in Europe in September 2017 and is being sold commercially in our overseas markets. Our PRECISE II U.S. pivotal trial was completed during 2016. We received PMA approval from the FDA for the Eversense system in June 2018 for up to 90 days and began selling commercially in the third quarter of 2018.

In September 2019, we announced the enrollment completion for the PROMISE pivotal trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. In September 2020, we filed with the FDA a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to up to 180 days. We are also continuing to conduct a number of post-approval and feasibility studies.

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

PROMISE Trial

In December 2018, we began enrollment for the U.S. 180-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to 180 days using the methods described above for the 90-day system. Over 180 subjects were enrolled in eight centers across the United States. We completed enrollment in September 2019 and had our last patient complete their 180-day visit during the first quarter of 2020.

The clinical trial population consists of subjects at least 18 years of age who have had a clinically confirmed diagnosis of diabetes for at least one year. Subjects with a history of unexplained severe hypoglycemia, defined as hypoglycemia resulting in loss of consciousness or seizure, or diabetic ketoacidosis, in the six months prior to the trial were excluded from participation in the clinical trial. After screening, sensor(s) were inserted and accuracy measurements were taken at multiple visits during the first 30 days and then every 30 days to 180 days post-insertion or until sensor failure, if earlier than 180 days post-insertion. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, a Premarket Approval Application Supplement, or PMA supplement to extend the wearable life of the Eversense CGM System to 180 days was submitted to the FDA. If approved by the FDA, this new product would double sensor duration of Eversense in the United States, reducing by half the number of insertion and removal procedures required, and would provide more than 12 times longer sensor duration than other CGM systems available in the United States.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants who all had sensors with the modified chemistry were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing the ongoing COVID-19 pandemic, in the second half of 2021 we plan to seek Investigational Device Exemption, or IDE, from the FDA. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we also intend to include a pediatric population, in the first half of 2022.

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

We believe our implantable CGM system offers the following advantages to support the management of diabetes:

●	Accuracy: Exceptional accuracy particularly in the low glucose range throughout the sensor life.
●	Duration: Longest available sensor duration at 90 to 180 days.
●	Convenience: Our Eversense CGM system supports the patient’s lifestyle; the smart transmitter is water resistant, rechargeable and can be removed and replaced without disturbing the sensor, strong but gentle-on-skin adhesive patches, wireless communication to patient’s mobile device or Apple Watch ®, including readings every five minutes whether the patient has their mobile device or not, remote monitoring that can be shared with up to five people, including health care providers, and tracking of meals and workouts for further diabetes treatment management.
●	Vibe Alerts: Added safety of an on-body vibration alert when low or high glucose threshold is reached, or importantly before low or high threshold is reached, even when the mobile device is not nearby.
●	Continuous Support: Patient and healthcare provider hotline support 24/7.

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

We are focusing our future development efforts on enhancing current product offerings by reducing the twice daily calibrations to once a day calibration, and further progressing to once per week calibration. Our next generation sensor under feasibility testing now is designed to extend the sensor duration even longer at up to 365 days. We expect the next generation sensor to support our goal of extending the market for long-term implantable CGM to include Type 2 patients not on intensive insulin therapy. We are also developing our “Freedom” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, or FGM, in an implantable sensor that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as oxygen, and the company may consider opportunities for the development or out-licensing of such applications.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst intensively managed patients and their healthcare providers. Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure. In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients. In 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist, or CES, network. This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist.

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

As a result of our strategic partnership, Ascensia will be responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 200 million people in the United States may have coverage and access to the Eversense via commercial or government (i.e., Medicare) payors.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Our patient access programs and patient appeals support, including the Eversense Bridge Program, which was discontinued on December 31, 2020, have been key initiatives to expanding payor policy and acceptance through case by case review and eventual denial overturn and we anticipate Ascensia initiating select programs for this purpose. This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense.

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

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their Freestyle Libre 2 product and we expect all other CGM companies besides Dexcom to pursue an iCGM indication including Medtronic.

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

Patents

As of December 31, 2020, we held a total of approximately 519 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 90 issued United States patents, 254 patents issued in countries outside the United States and 175 pending patent applications worldwide. Our patents expire between 2021 and 2043, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2043.

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

Trademarks

We have no pending U.S. trademark applications and 20 pending foreign trademark applications, as well as 14 U.S. trademark registrations and 116 foreign trademark registrations.

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

In May 2017, the European Commission finalized and adopted the text of the Medical Device Regulation (EU) 2017/745, or the EU Medical Device Regulation, which will repeal and replace both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. The majority of the provisions in the EU Medical Device Regulation were to apply from Spring 2020, however, the enforcement has been postponed by a year due to the COVID-19 pandemic. The current CE certificate will continue to be in effect, while the Company works to ensure compliance with the EU Medical Device Regulation and transitions the CE certificate from current 90/385/EEC Directive to MDR.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;
●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	voluntary and mandatory device recalls addressing problems when a device is defective and could be a risk to health; and
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

In the United States, failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include any of the following sanctions or consequences:

●	warning letters or untitled letters that require corrective action;
●	fines and civil penalties;
●	unanticipated expenditures;
●	delays in approving or refusal to approve future products;
●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;
●	suspension or withdrawal of FDA clearance or approval;
●	product recall or seizure;
●	interruption of production;
●	operating restrictions;
●	injunctions; and
●	criminal prosecution.

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

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

The Medical Devices Regulation will however only become applicable three years after publication in May 2020. Once applicable, the new regulations will among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Physician Payments Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to CMS financial arrangements, payments, or other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in many states and foreign jurisdictions.

Healthcare Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example. in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, it is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA.

Brexit and the Regulatory Framework in the United Kingdom

On January 31, 2020, the United Kingdom, or UK, formally withdrew from the EU, commonly referred to as “Brexit”. The United Kingdom and the EU are currently in a transition period during which the United Kingdom and the EU are negotiating additional arrangements, including their future trading arrangement. In December 2020, the U.K. and E.U. agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the U.K. passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate and may create logistical complications with respect to the movement and delivery of our products, which undergo certain manufacturing steps in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us. Several of our contract manufacturers are located in the UK. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results. In the longer term, Brexit could materially impact the future regulatory regime which applies to medical devices and their approval in the UK.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 82 employees, of whom over half hold Ph.D., M.D., master’s degree or other post-graduate degree, and all of whom are located in the United States. The majority of employees are in operations and research and development positions aligned with our corporate focus. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We compete in the highly competitive medical technology industry. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees, as well as highly qualified management and technical personnel. Employee engagement is important to us and we focus on continuously enhancing our corporate culture and individual development programs. We have surveyed our employees around culture, engagement, work environment, communication and other topics and work to incorporate and respond to their feedback. We expect to conduct similar survey and response efforts in the future. We conduct frequent company calls in an effort to update all employees on what is happening in various departments to ensure our employees understand our strategic vision as well as our day-to-day objectives. We provide our employees with market competitive pay and bonuses, opportunities for equity ownership, professional development and training programs that enable continued learning and growth and a robust employment package that seek to promote well-being across all aspects of our employees’ lives, including health care, retirement planning and paid time off. Our equity plans include an employee stock purchase plan and restricted stock units granted under our broad-based stock incentive programs.

Through our history of technological innovation, we appreciate the importance of retention, growth and development of our employees. We continue to be committed to an inclusive culture which values diversity, equality, opportunity, and respect.

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

Summary of Risks Affecting Our Business

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the Securities and Exchange Commission, or SEC.

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.
●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	We expect that a substantial majority of our future revenue will result from our collaboration and commercialization agreement with Ascensia. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	The COVID-19 pandemic has, and may continue to, materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business and operations of our manufacturers, distributors or other third parties with whom we conduct business. We are unable to predict the extent to which the pandemic and related restrictions will impact our business, operations, financial performance and the achievement of our strategic objectives.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researcher and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.
●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory agencies, among others. Failure to comply with applicable laws and regulations should harm our business and we may incur significant expenditures related to compliance efforts.
●	Holders of the convertible preferred stock and convertible notes may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses, including net losses of $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $648.5 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States and Eversense and Eversense XL in Europe, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, gain regulatory approval in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable and do not expect to be profitable for at least the next several years. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product offerings or continue our operations.

Our collaboration and commercialization agreement with Ascensia to market Eversense may not be successful.

We have entered into a collaboration and commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to initial exceptions based on our other current exclusive distribution agreements. Pursuant to this agreement, our future success will be dependent on Ascensia effectively marketing and selling Eversense. We expect that the substantial majority of our future revenue will come pursuant to this agreement in future years. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.

The agreement is terminable by Ascensia under a number of circumstances, including if Eversense 180-day product is not approved in the United States by August 31, 2021 or if we undergo a change of control. The agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets described above, then we will only have the right to covert Ascensia’s exclusive rights to nonexclusive rights, which may make it difficult for us to successfully engage with another commercial partner. The agreement is also terminable by either party if the other party undergoes bankruptcy, dissolution or winding up.

We cannot guarantee this agreement with Ascensia will be successful, that it will continue, or that we will be able to achieve or maintain any particular volume of sales under the agreement or increase the volume of sales at a satisfactory pace or at all from this relationship in the future.

Our collaboration and commercialization agreement with Ascensia and the terms of our recent debt and preferred stock transactions may discourage a change of control of our company.

The terms of our agreements with Ascensia and PHC may discourage a third party from acquiring, or attempting to acquire, control of our company, even if a change of control was considered favorable by some or all of our stockholders. For example, because of the exclusivity of the distribution arrangements with Ascensia and the minimum five-year term of that exclusivity (which may be extended under certain circumstances), prospective strategic acquirors may be unwilling to undertake an acquisition of our company. In addition, under the terms of the PHC Notes and our convertible preferred stock, we may be required to make significant payments to redeem these notes and to satisfy liquidation preference of our convertible preferred stock upon a change of control.

Our business, product sales and results of operations could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations, clinical trial sites or other business operations. The COVID-19 pandemic has and may continue to, materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business or operations of our manufacturers, distributors or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we sell products, where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

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

Sales and demand for Eversense have been and may be adversely affected by the global COVID-19 pandemic. Disruptions in the distributions of Eversense could result if patients are physically quarantined, if physicians restrict access to their facilities for a material period of time, if we are unable to train new physicians, if patients are unable or unwilling to visit health care providers, or if health care providers prioritize treatment of acute or communicable illnesses over diabetes management. At various times during the COVID-19 pandemic, (i) our or our partners’ ability to visit physician offices have been restricted, and (ii) insertions of Eversense have been adversely impacted. During the pandemic, these and other risks could recur or continue. In addition, in the spring of 2020 we announced changes in our ability to market Eversense in the U.S., substantially reduced our sales and marketing capabilities, and limited or ceased our efforts to secure new Eversense patients in the U.S. The impact of these actions on patients and health care providers could delay or negatively impact our ability to stabilize and grow sales of Eversense in the U.S.

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

The review of our products by the FDA and other regulators has been and may continue to be adversely affected by the COVID-19 pandemic. On September 30, 2020 we submitted a PMA supplement application to extend the wearable life of the Eversense CGM System to 180 days to the FDA. Following the submission of the PMA, we have received communication from the FDA advising us that the reallocation of agency resources to address Emergency Use Authorization (EUA) applications for products related to the COVID-19 public health emergency is affecting marketing application reviews, including the Eversense 180-day product. Based on a February 19, 2021 communication, we understand that the FDA expects to assign a reviewer, and that our PMA will be placed under review, no later than April 15, 2021. Based on the passage of time and this new information from the FDA, we are anticipating approval no earlier than the second half of 2021. The timing to completion and outcome of such a review is uncertain, as is the impact of COVID-19 on agency review timelines or possible delays. A delay in the approval of our 180-day product in the U.S. could delay Ascensia from being able to market a product with longer duration and other additional patient benefits to the U.S. market and could adversely affect our net revenues and financial results.

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

We have limited commercialization experience in the United States and Europe. If we are unable to successfully expand our commercialization of Eversense in the United States and Europe, or if Ascensia experiences difficulties is establishing support for Eversense, our business will be harmed.

We have limited commercialization experience in both the United States and Europe. We have invested substantially all of our efforts and financial resources to the development and commercialization of Eversense. Our ability to generate revenue from our products will depend heavily on successful commercialization of products in the United States and Europe, including through our new collaboration with Ascensia, and on continuing development of future generations of our Eversense system. The success of any products that we develop will depend on several factors, including:

●	receipt of timely marketing approvals from applicable regulatory authorities;
●	our ability to procure and maintain suppliers and manufacturers of the components of Eversense and future versions of Eversense;
●	market acceptance of Eversense by people with diabetes, the medical community and third-party payors;
●	our ability to obtain and maintain coverage and adequate reimbursement for Eversense and the related insertion and removal procedures from third-party payors;
●	our success in educating healthcare providers and people with diabetes about the benefits, administration and use of Eversense and future versions of Eversense;
●	the prevalence and severity of adverse events experienced with Eversense and future versions of Eversense;
●	the perceived advantages, cost, safety, convenience and accuracy of alternative diabetes management therapies;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for Eversense and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and
●	maintaining a continued acceptable accuracy, safety, duration and convenience profile of Eversense.

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

Our revenue is also dependent on the success of Ascensia in commercializing our product. Our product is a new product for Ascensia globally and they must additionally establish certain functions of their U.S. commercial organization to successfully market and sell our CGM system. If Ascensia experiences difficulties or delays in establishing sales and other functions that are required to support the product or adjusting to the requirements of supporting our product, there could be a materially negative impact on our net revenues from Eversense.

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

Our current business strategy is highly dependent on the successful commercialization of Eversense and achieving and maintaining market acceptance. In order to sell Eversense to people with diabetes, we or our commercialization partners must educate them, their caregivers and healthcare providers that Eversense is an attractive alternative to competitive products for the monitoring of glucose levels, including SMBG, as well as other competitive CGM systems and alternatives to CGM methodologies. Market acceptance and adoption of Eversense depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of Eversense as compared to competitive products.

Achieving and maintaining market acceptance of Eversense could be negatively impacted by many factors, including:

●	the failure of Eversense to achieve wide acceptance among people with diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;
●	lack of evidence supporting the accuracy, duration, safety, ease-of-use or other perceived benefits of Eversense over competitive products or other currently available diabetes management therapies;
●	perceived risks associated with the use of Eversense or similar products or technologies generally;
●	the introduction of competitive products and the rate of acceptance of those products as compared to Eversense;
●	adverse results of clinical trials relating to Eversense or similar competitive products; and
●	loss of regulatory approval for Eversense, adverse publicity or other adverse events including any product liability lawsuits; and
●	any limitations in the ability of Ascensia to effectively communicate and promote product benefits.

In addition, Eversense may be perceived by people with diabetes, their caregivers or healthcare providers to be more complicated or less effective than traditional monitoring methodologies, including SMBG or CGM systems which require less calibration, and people may be unwilling to change their current regimens.

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. These development needs include additional features, extended product life and other attributes we believe may be desired by patients. We may not be successful in developing, obtaining regulatory approval for, or marketing future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability, and the ability of our commercial partners, to:

●	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
●	develop and introduce future generations of Eversense in a timely manner;
●	offer products at a price that is competitive with other products then available;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
●	obtain coverage and adequate reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and
●	obtain the necessary regulatory approvals for Eversense and future versions of Eversense. However, if regulatory authorities were to disagree, this would adversely impact our ability to commercialize that product enhancement.

If we fail to generate demand by developing products that incorporate features requested by people with diabetes, their caregivers or healthcare providers, or if we do not obtain regulatory clearance or approval for future versions of Eversense in time to meet market demand, we may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and we may in the future experience, delays in various phases of product development, approval and commercial launch, including during research and development, regulatory submission and approval, manufacturing, limited release testing, marketing and customer education efforts. Any delays in our anticipated product launches may significantly impede our ability to successfully compete in our markets. In particular, such delays could cause customers to delay or forego purchases of our products, or to purchase our competitors' products. Even if we are able to successfully develop future versions of Eversense when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by the changing preferences of people with diabetes or the introduction by our competitors of products embodying new technologies or features.

Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors, and an inability of patients to be able to access the product, could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales of Eversense in the United States and Europe and expect to do so for the next several years. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers' services. As a result, access to coverage and adequate reimbursement for Eversense by third-party payors is essential to the acceptance of our products by people with diabetes. Similarly, healthcare providers may choose not to order a product unless third-party payors cover and reimburse a substantial portion of the product. Coverage determinations and reimbursement levels of both our products and the healthcare provider's performance of the insertion and removal procedures are critical to the commercial success of our product, and if we or our commercial partners are not able to secure positive coverage determinations and reimbursement levels for our products or the insertion and removal procedures, our business would be materially adversely affected.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs by imposing lower payment rates and negotiating reduced contract rates, among others. As such, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional preauthorization requirements, both in the United States and in international markets. Our dependence on the commercial success of our Eversense products makes us particularly susceptible to any cost containment or reduction efforts. If third-party coverage and reimbursement of products for which we may receive regulatory approval is not available or adequate in either the United States or international markets, or if our production costs increase faster than increases in reimbursement levels, we or our commercial partners may be unable to sell Eversense or future versions of Eversense profitably and our business would be adversely impacted.

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we provided financial assistance to eligible patients purchasing Eversense, which may have been substantial depending on a patient’s insurance coverage. We also assisted patients in their appeal of adverse coverage decisions made by insurance providers. In December 2020, we terminated the Eversense Bridge Program. We expect our partner Ascensia to implement a patient assistance program and related programs as part of its commercialization efforts. The lack of a patient assistance program, or a program’s design being ineffective, could adversely impact the sales of

Eversense and, consequently our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

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

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their Freestyle Libre 2 product and we expect all other CGM companies to pursue an iCGM indication including Medtronic.

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

Many of these competitors enjoy several advantages over us, including:

●	greater financial and human resources for sales and marketing, and product development;
●	established relationships with healthcare providers and third-party payors;

●	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;
●	in some cases, an established base of long-time customers;
●	products supported by long-term clinical data;
●	larger and more established sales, marketing and distribution networks;
●	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and
●	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

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

A key to maintaining and growing our revenue will be establishing a customer base and retaining a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable sensors. Ascensia intends to continue developing customer loyalty programs to help with retention aimed at patients, their caregivers and healthcare providers, which include patient ambassadors, training specific to Eversense, ongoing support by sales and clinical employees and 24/7 technical support and customer service. If demand for our products fluctuates as a result of the introduction of competitive products, changes in reimbursement policies, manufacturing problems, perceived safety issues with our or our competitors' products, the failure to secure regulatory clearance or approvals, or for other reasons, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our business, financial condition and operating results.

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

Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	obtain regulatory clearance or approval to commercialize our products;
●	perform clinical trials with respect to Eversense or future versions of Eversense;
●	implement and execute our business strategy;
●	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
●	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
●	manage expanding operations;
●	manage and secure effective sales of our product through our new collaboration with Ascensia, including its establishment of required commercial infrastructure in the U.S. and elsewhere, and its adapting to a new product category in which it has limited experience;
●	expand the capabilities and capacities of our third-party manufacturers, including increasing production of current products efficiently and having our vendors adapt their manufacturing facilities to the production of new products;
●	respond effectively to competitive pressures and developments;
●	enhance Eversense and develop future versions of Eversense; and
●	attract, retain and motivate qualified personnel in various areas of our business.

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

We do not have any manufacturing facilities or direct manufacturing personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of Eversense for commercial sale and development of future CGM products. Our business strategy depends on our third-party manufacturers' ability to manufacture Eversense in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our reliance on the manufacturing capabilities of our third-party manufacturers, including:

●	quality or reliability defects in Eversense;
●	inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
●	failure to increase production of Eversense to meet demand;
●	inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;
●	difficulty identifying and qualifying alternative manufacturers in a timely manner;
●	inability to establish agreements with current or future third-party manufacturers or to do so on acceptable terms; or
●	potential damage to or destruction of our manufacturers' equipment or facilities.

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

The manufacture, sterilization and distribution of our products is challenging. Changes that our suppliers may make outside the purview of our direct control can have an impact on our processes, quality of our products and the successful delivery of products to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

●	failure to complete sterilization on time or in compliance with the required regulatory standards;
●	transportation and import and export risk, particularly given the international nature of our supply and distribution chains;
●	delays in analytical results or failure of analytical techniques that we will depend on for quality control and release of products;
●	natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturers or suppliers; and
●	latent defects that may become apparent after products have been released and that may result in a recall of such products.

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

The sale and use of Eversense or future versions of Eversense could lead to the filing of product liability claims if someone were to allege that Eversense or one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. Product liability claims may be brought against us by people with diabetes, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	costs of litigation;
●	distraction of management's attention from our primary business;
●	the inability to commercialize Eversense or future versions of Eversense;
●	decreased demand for Eversense;
●	damage to our business reputation;
●	product recalls or withdrawals from the market;
●	withdrawal of clinical trial participants;
●	substantial monetary awards to patients or other claimants; or
●	loss of revenue.

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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. For example, one of our vendors who provides a component to the Eversense sensor has communicated to us its belief that one of its employees should be named as a co-inventor on a related patent application. We have communicated to the third party that its employee should not be named as a co-inventor and its employee has not been named as a co-inventor to date. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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

From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the acquired products or technologies;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions;
●	diversion of management's attention from our existing business;
●	risks associated with entering new markets in which we have limited or no experience;
●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and
●	unanticipated or undisclosed liabilities of any target.

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

We intend to increase our operating expenses in connection with the commercialization of Eversense with our collaboration partner Ascensia, our ongoing research and development activities including the development of next generation products and the clinical trials for those products, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our financial performance and operating results will be adversely affected.

Our operating results may fluctuate from quarter to quarter or year to year.

We have limited operating history as a commercial-stage company and we anticipate that there will be meaningful variability in our operating results among years and quarters, as well as within each year and quarter. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	regulatory clearance or approvals affecting our products or those of our competitors;
●	Ascensia’s ability to increase sales of Eversense and to commercialize and sell our future products, and the number of our products sold in each quarter;
●	Ascensia’s ability to establish and grow an effective sales and marketing infrastructure and third-party distribution network;
●	acceptance of our products by people with diabetes, their caregivers, healthcare providers and third-party payors;
●	the pricing of our products and competitive products, and the effect of third-party coverage and reimbursement policies;
●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
●	interruption in the manufacturing or distribution of our products;
●	seasonality and other factors affecting the timing of purchases of Eversense;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

●	results of clinical research and trials on our products in development;
●	the ability of our suppliers to timely provide us with an adequate supply of components and CGM systems that meet our requirements;
●	changes in the fair value of embedded derivative instruments in the terms of some of our financings, which are subject to potentially wide fluctuations from period to period as a result of changes in our stock price; and
●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our lack of operating history as a commercial-stage company and Ascensia’s lack of experience selling CGM systems, and Eversense in particular, and due to the complexities of the industry and regulatory framework in which we operate, it will be difficult for us to forecast demand for our future products and to forecast our sales with any degree of certainty. For example, many of the products we will seek to develop and introduce in the future will require regulatory approval or clearance and import licenses before we can sell such products and given that the timing of such approvals, clearances or licenses may be uncertain, it will be difficult for us to predict sales projections for these products with any degree of certainty before such approvals, clearances or licenses are obtained. In addition, we will be increasing our operating expenses as we expand our business. Accordingly, we may experience substantial variability in our operating results from year to year and quarter to quarter. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Covenants under the PHC Note Purchase Agreement and the indentures related to the 2023 Notes and the 2025 Notes may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

The PHC Note Purchase Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contains customary events of default, after which the PHC Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

In addition, the indentures related to the 2023 Notes and the 2025 Notes contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

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

Despite our current consolidated debt levels, subject to certain conditions and limitations in the indentures related to the 2023 Notes and the 2025 Notes and PHC Notes, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

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

Risks Related to Development of our Products

If we modify our approved product, we may need to seek additional approvals, which, if not granted, would prevent us from selling our modified products.

A component of our strategy is to continue to modify and upgrade our Eversense system, which requires approval by the FDA and analogous regulatory bodies in other jurisdictions. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals, including potential delays in obtaining approval of our currently pending applications, would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

Any modifications to the Eversense that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement or similar modifications in other jurisdictions. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement, or appropriate modifications in other jurisdictions, and may only require notice to FDA in a PMA Annual Report, or similar notifications. In the U.S., the FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any such decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Similar regulatory considerations apply outside the U.S. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system.

Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.

While we have completed pivotal trials in Europe and the United States, we are and may need to conduct future clinical trials in order to develop new versions of our system or to comply with requirements for post-approval studies. For example, subject to regulatory clearance of our IDE, we are planning to initiate a pivotal trial to support a future PMA supplement for 365-day sensor. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval.

If we are unable to successfully complete clinical trials of Eversense or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval for such modifications;
●	be delayed in obtaining marketing approval for such modifications;
●	be subject to additional post-marketing testing requirements; or
●	have Eversense removed from the market after obtaining marketing approval.

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

We expect to expand our development and regulatory capabilities and our marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had 82 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2020, we held a total of approximately 519 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 90 issued United States patents, 254 patents issued in countries outside the United States, and 175 pending patent applications worldwide. Our patents expire between 2021 and 2043, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2043. We are also seeking patent protection for our proprietary technology in

Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have no pending U.S. trademark applications and 20 pending foreign trademark applications, as well as 14 U.S. trademark registrations and 116 foreign trademark registrations.

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

In the future, we could receive communications from various industry participants alleging our infringement of their intellectual property rights. Any potential intellectual property litigation could force us to do one or more of the following:

●	stop selling our products or using technology that contains the allegedly infringing intellectual property;
●	incur significant legal expenses;
●	pay substantial damages to the party whose intellectual property rights we are allegedly infringing;
●	redesign those products that contain the allegedly infringing intellectual property; or
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, and if available, may be non-exclusive, thereby giving our competitors access to the same technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain any competitive advantage. The following examples are illustrative:

●	others may be able to make devices that are the same as or similar to Eversense but that are not covered by the claims of the patents that we own;
●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own and, therefore, we may be unable to enforce them;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
●	we may not develop additional proprietary technologies that are patentable.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States and the European Commission and corresponding Notified Body in the European Union and the EEA. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

●	product design and development;

●	preclinical studies and clinical trials;
●	product safety;
●	establishment registration and product listing;
●	labeling and storage;
●	marketing, manufacturing, sales and distribution;
●	pre-market clearance or approval;
●	servicing and post-market surveillance;
●	advertising and promotion; and
●	recalls and field safety corrective actions.

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

The FDA regulatory clearance process and regulatory processes in other countries is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing Eversense and future versions of Eversense.

Products that are approved through a PMA application generally need FDA approval before they can be modified, and similar approval processes are required in other jurisdictions where we may want to market our products. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these approvals on a timely basis, or at all for our products.

If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our expectations.

The FDA can delay, limit or deny approval of a device for many reasons, including:

●	we may not be able to demonstrate that our products are safe and effective for their intended users;
●	the data from our clinical trials may be insufficient to support approval; and
●	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval of our product modifications under development.

Following the submission of the PMA for our 180-day product, we received communication from the FDA advising us that the reallocation of agency resources to address Emergency Use Authorization (EUA) applications for products related to the COVID-19 public health emergency is affecting marketing application reviews, including the Eversense 180-day product. Based on a February 19, 2021 communication, we understand that the FDA expects to assign a reviewer, and that our PMA will be placed under review, no later than April 15, 2021. Based on the passage of time and this new information from the FDA, we are anticipating approval no earlier than the second half of the year and note that the timing to completion and outcome of such a review is uncertain. Further reallocation of agency resources, shelter-in-place orders and other impacts from the COVID-19 pandemic are difficult to predict and could alter or delay the timing of response by the FDA regarding our submission.

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

Although we will not provide healthcare services, submit claims for third-party payor reimbursement, or receive payments directly from government health insurance programs or other third-party payors for Eversense, we are subject to broadly applicable federal, state, and foreign healthcare laws, including health care fraud and abuse and health information privacy and security laws, which could adversely impact our business. Such healthcare laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which is enforceable through civil whistleblower or qui tam actions, prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal and civil statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors, regarding the privacy, security and transmission of such individually identifiable health information;
●	federal "sunshine" requirements imposed by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Education Reconciliation Act of 2010, or collectively, the PPACA, on device manufacturers regarding the annual reporting to the Centers for Medicare and Medicaid Services, or CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and, beginning in 2022, will require the annual reporting of any payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year. Failure to timely submit required information may result in significant civil monetary penalties;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA;
●	the California Consumer Privacy Act, or CCPA, that creates new individual privacy rights for consumers (which is broadly defined) and places increased privacy and security obligations on entities handling certain personal data; and
●	foreign data privacy regulations, such as the European General Data Protection Regulation (EU) 2016/679, or GDPR, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

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

In February 2021, in conjunction with a communication to users regarding our distribution changes and securing customer and technical support, we made an unintended disclosure of certain user e-mail addresses to other users in Italy. To remedy this error, we communicated with affected parties and self-reported the disclosure to the appropriate authorities in Italy for GDPR. This disclosure could cause adverse reaction by users of our product and negative regulatory implications under GDPR. We are unable to predict at this time if there are any further impacts to this unintended disclosure.

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

While a goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the PPACA was enacted in March 2010. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the PPACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research; and
●	implements payment system reforms including value-based payment programs, increased funding for comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance and delaying the implementation of certain PPACA-mandated fees. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From December 23, 2020 through March 3, 2021, the trading price of our common stock has been as low as $0.43 per share and as high as $5.56 per share. This recent extreme stock price volatility has been accompanied by extremely high trading volume in our common stock in comparison to historical experience. During this period, the average daily trading volume of our common stock has been approximately 65 million shares and on January 19, 2021, our trading volume exceeded 409 million shares, whereas the average daily trading volume from January 1, 2020 to December 22, 2020 was 2.4 million shares.

The extreme recent increase in trading volume and volatility has not necessarily correlated to the company’s announcement of material developments and appears unrelated to changes in actual or expected operating performance. Purchases or sales of large quantities of our stock, including the establishment and/or closing of significant short positions in our stock could have an unusual or adverse effect on our market price. Market fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. Abnormal trading activity, including activity that is considered market manipulation, can lead to irrational and/or temporary movements in the price of our common stock, which, in turn, may increase its risk and volatility. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

The market price of our common stock may also be influenced by many additional factors, including:

●	analyst coverage, recommendations or changes in their estimates of our financial performance;
●	future announcements about us or our competitors, including the results of technological innovations or new commercial products;
●	announcement of operating results and other factors relating to the commercialization of our products;
●	clinical trial and topline data results;
●	depletion of our cash reserves;
●	sale of equity securities or issuance of additional debt;
●	announcement by us of significant strategic partnerships, capital commitments or acquisitions;
●	changes in government regulations;
●	impact of competitor successes;
●	developments in our relationships with our collaboration partners;
●	global market or financial developments, whether due to the global COVID-19 pandemic or otherwise;
●	announcements relating to health care reform, legislation and reimbursement levels, including third-party payor coverage decisions;
●	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
●	regulatory approvals, timelines or other actions;
●	litigation;
●	public concern as to the safety of our products or recalls; and
●	the other factors described in this Risk Factors section.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 900,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including securities convertible into common stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Shares of our convertible preferred stock, including shares issuable under our Equity Line Agreement with Energy Capital, and the PHC Notes are convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Each share of our convertible preferred stock is convertible at any time at the option of the holder into approximately 2,100 shares of our common stock (subject to customary anti-dilution adjustments, including in the event of any stock split). Under the Equity Line Agreement, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we also have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock, with such shares convertible into common stock at a price of $0.3951 per share. Also, under the Equity Line Agreement, beginning January 1, 2022, subject to the satisfaction of certain conditions, Energy Capital has the option to purchase any Series B Preferred Stock that we have not already sold to it under the agreement at a price of $1,000 per share.

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

The future funding pursuant to agreements to sell convertible preferred stock to PHC and Energy Capital is not guaranteed.

We have entered into agreements with PHC and Energy Capital that, collectively, provide for our receipt of up to $27 million of aggregate funding pursuant to the sale of convertible preferred stock to PHC and Energy Capital. Pursuant to our agreement with PHC, we have the option to sell and issue to PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon our obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date. On November 9, 2020, we entered into the Equity Line Agreement with Energy Capital. Under the Equity Line Agreement, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock, with such shares convertible into common stock at a price of $0.3951 per share. Also, under the Equity Line Agreement, beginning January 1, 2022, subject to the satisfaction of certain conditions, Energy Capital has the option to purchase any Series B Preferred Stock that we have not already sold to it under the agreement at a price of $1,000 per share. Because of the contingencies of each transaction, there can be no guarantee that we will be able to sell the additional convertible preferred stock to PHC or Energy Capital. If we are unable to do so, we may be forced to seek to raise additional capital on less advantageous terms, if available at all, which would likely have a material adverse effect on our liquidity and the trading price of our common stock.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 22, 2020 we received proceeds of $5.8 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 21, 2022 and bears annual interest at a rate of 1.0%. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is limited because of certain headcount reductions that we implemented in March 2020 and will be reduced if our full-time headcount declines further, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest and we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. We expect to apply forgiveness and make payments on any unforgiven portion on the PPP Loan in the second half of 2021. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

Our GAAP operating results could fluctuate substantially due to changes in fair value of the liability options and the derivatives related to the embedded conversion option, interest make-whole provision and make-whole fundamental change provision features of the notes.

Our liability options related to the Energy Capital Agreement and Masters Capital Agreement are classified as liabilities in accordance with ASC 480 on the Company’s balance sheet and are recorded at fair value. These options are required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense).

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

We cannot predict the effect that the accounting for the options and notes and the associated fluctuations in the fair value of the liability options and embedded features of the notes will have on our future GAAP financial results, the trading of our common stock and the trading price of the notes, which could be material. Continued extreme volatility in our stock price, as we have experienced recently, could exacerbate such effects.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

●	only one of our three classes of directors is elected each year;
●	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
●	stockholders are not permitted to take actions by written consent;
●	stockholders are not permitted to call a special meeting of stockholders; and
●	stockholders are required to give advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2020. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

At December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of $515.24 million and had research and experimental credit carryforwards of $12.76 million. NOL carryforwards in the amount of $198.7 million will expire in varying amounts between 2021 and 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Federal NOL carryforwards generated in taxable years beginning in 2018, 2019 and 2020 will similarly carry forward indefinitely but will not be subject to such 80% of annual taxable income limitation. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of leased office space in Germantown, Maryland pursuant to a lease that expires in 2023. We have an option to renew the lease for one additional five-year term. Additionally, on July 31, 2019, we entered into a new non-cancellable operating sub-lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019, and expiring in 2023. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE.  The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act.  Prior to the unsealing of the complaint, the government declined to intervene in the case.  The case, therefore, is being pursued only by the relator.  The complaint alleges the Company’s marketing practices with physicians for its product, Eversense Continuous Glucose Monitoring System, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The Company is reviewing the claim and believes it has meritorious defenses.

Except as described above, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

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

Stockholders

As of February 26, 2021, we had 377,883,267 shares of common stock outstanding held by 183 holders of record.

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

None.

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

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. During 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington, DC, Blue Cross and Blue Shield plans, and announced local coverage determinations, or LCD, proposals for implantable therapeutic CGMs such as Eversense by all the Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service. We continue to see momentum of broad national payor acceptance, including on August 3, 2020, the Center for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers. In both the United States and our overseas markets, we entered into a strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including Eversense, Eversense XL and future generation products.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 180 days in the United States. In September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, 2020, a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to 180 days was submitted to the FDA.

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we provided financial assistance to eligible patients purchasing Eversense, which may have been substantial depending on a patient’s insurance coverage. We also assisted patients in their appeal of adverse coverage decisions made by insurance providers. In December 2020, we terminated the Eversense Bridge Program. We expect our partner Ascensia to implement a patient assistance program and related programs as part of its commercialization efforts. The lack of a patient assistance program, or a program’s design being ineffective, could adversely impact the sales of Eversense and, consequently our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs, or previously the Bridge Program. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system and launched with an updated app in December 2019. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing the ongoing COVID-19 pandemic, in the second half of 2021 we plan to seek Investigational Device Exemption, or IDE, from the FDA to explore the 365-day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we intend to include a pediatric population, in the first half of 2022.

In April 2020, we announced that we received regulatory approval in Europe such that the Eversense XL is no longer contraindicated for MRI, which means the sensor does not need to be removed from under the skin during MRI scanning. We had previously obtained this indication for Eversense in the United States in 2019. This MRI approval is a first for the CGM category, as all other sensors are required to be removed during an MRI scan.

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide for people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and the parties have been planning and making arrangements for Ascensia to ramp up sales activities and more fully assume commercial responsibilities in the second quarter of 2021. The Eversense 180-day product is planned to be marketed upon receipt of marketing approval from the FDA. In Germany, Italy and Switzerland, Spain, Poland and the Netherlands, Ascensia assumed commercial responsibilities for Eversense XL beginning on February 1, 2021. For Sweden and Norway, Ascensia will assume commercial responsibilities later this year. Ascensia is entitled to receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend in order to maintain its exclusive distribution rights. Ascensia purchases Eversense and Eversense XL from us at negotiated prices. We remain responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

European Commercialization of Eversense

In September 2017, we received the CE mark for Eversense XL, which is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche. Pursuant to the agreement, as amended, we have granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche has exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. Roche is obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we further amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract. On November 30, 2020 we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales conclude on January 31, 2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021, subject to Roche providing certain transition and wind-down services for approximately six months in markets where Ascensia is not initiating distribution.

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

During the latter half of 2020, several new order requests from our distributors led to adjustments to concession allowances previously provided to some of our customers in the United States to reflect actual product usage. While these trends are promising, insertion volumes are still below pre-COVID-19 levels. Additionally, the COVID-19 pandemic infection rates in the United States are still high, vaccine distribution has only just begun, and it is difficult to predict the longevity and severity COVID-19 will have on our business.

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash resources, in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users, including ensuring broader insurance coverage for Eversense, and the development and regulatory submission of our new 180-day Eversense product in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel.

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

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies at a fixed price to third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States, or collectively, Customers, who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Under the terms of our distribution agreement with Roche, Roche was contractually obligated to make certain minimum purchases of Eversense systems from us and, accordingly, the revenue we recognize for any given period is not necessarily indicative of the level of sales to end users for that, or any other, period.

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

We recognize revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our contracts may contain some form of variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including reimbursements paid by us to our Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, third-party payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, we reimburse participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99. Our Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide us with data regarding which patient orders are under the program and which are not. We use this data, along with actual reimbursements that have been validated to patient claims, to support our expected reimbursement estimates. Estimated reimbursement payments for product shipped to our Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in our accompanying consolidated balance sheets. The Eversense Bridge Program concluded on December 31, 2020, and the remaining estimated liability is likely not material.

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

Inventory and Obsolescence

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out. We record an adjustment to reduce the value of inventory for items that are potentially obsolete, where the standard costs require adjustment to the net realizable value, and are in excess of future demand taking into consideration the product shelf life. Our sensor manufacturing process can span several months, involves various contract manufacturers and includes raw components with long lead times, often resulting in significant work-in-progress inventory. However, expiry does not commence until the chemistry is applied to the sensor. We are able to isolate pre-chemistry sensor inventory in progress from post-chemistry sensor inventory and finished goods to assess against demand forecasts and customer dating requirements for potential excess or obsolete inventory. Our estimates are based on information known at the time and include factors such as anticipated future usage and sales, potential for external unfavorable conditions such as import holds or quality issues, and planned product upgrades. However, if actual product quality or conditions differ from our assumptions, additional inventory adjustments that would increase cost of sales could be required.

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

In July 2019, we issued $82.0 million in aggregate principal amount of convertible senior subordinated notes due 2025, or the 2025 Notes. In connection with the 2025 Notes, we bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in our consolidated balance sheets in accordance with Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

On April 21, 2020, we entered into the Highbridge Loan Agreement, in which we borrowed an aggregate principal amount of $15.0 million through the issuance and sale of the First Lien Notes and issued 1,500,000 shares of our common stock to the Lenders as a commitment fee. The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. We recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statements of operations and comprehensive loss. On August 14, 2020, we prepaid the First Lien Notes in full, including the discounted prepayment premium, in the amount of approximately $17.6 million and recognized a loss on extinguishment in the amount of $0.7 million.

On April 21, 2020, we entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of our outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. On August 9, 2020, we entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”). The Second Lien Notes also contain redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. We recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statement of operations and comprehensive loss. During the fiscal year ended December 31, 2020, Highbridge elected to convert the full $15.7 million of outstanding principal on the Second Lien Notes.

In August 2020, we issued $35.0 million in aggregate principal amount of convertible senior secured notes due 2024, or the PHC Notes. The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. We recorded the fair value of the embedded features as a derivative liability in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,		Period-to-
	2020	2019	Period Change

	(in thousands)
Revenue, net	$1,368	$4,924	$(3,556)
Revenue, net - related parties	3,581	16,377	(12,796)
Total revenue	4,949	21,301	(16,352)
Cost of sales	22,315	40,749	(18,434)
Gross loss	(17,366)	(19,448)	2,082

Expenses:
Sales and marketing expenses	20,550	49,555	(29,005)
Research and development expenses	20,413	38,430	(18,017)
General and administrative expenses	20,801	23,229	(2,428)
Operating loss	(79,130)	(130,662)	51,532
Other income (expense), net:
Interest income	175	1,933	(1,758)
Loss on fair value adjustment	(30,721)	—	(30,721)
Loss on extinguishment of debt	(21,112)	(398)	(20,714)
Loss on issuance of debt & other issuance costs	(12,706)	—	(12,706)
Interest expense	(16,167)	(11,799)	(4,368)
Debt issuance costs	(1,216)	(3,344)	2,128
Gain (Loss) on fair value and change in fair value of derivatives	(11,641)	29,232	(40,873)
Impairment costs	(2,339)	—	(2,339)
Other expense	(311)	(511)	200
Total other (expense) income, net	(96,038)	15,113	(111,151)

Net loss	$(175,168)	$(115,549)	$(59,619)

Revenue, net

Our total net revenue decreased to $4.9 million for the year ended December 31, 2020, compared to $21.3 million for the year ended December 31, 2019, a decrease of $16.4 million. This decrease was primarily due to decreased sales of the Eversense CGM System outside of the United States.

Cost of sales

Our cost of sales decreased to $22.3 million for the year ended December 31, 2020, compared to $40.7 million for the year ended December 31, 2019, a decrease of $18.4 million. This decrease was primarily attributable to decreased product costs of $17.2 million due to the temporary suspension of manufacturing activities resulting from changes made to our operational focus.

Gross profit (loss) was $(17.4) million and $(19.4) million for the years ended December 31, 2020 and 2019, respectively. Gross profit as a percentage of revenue, or gross margin, was (350.9)% and (91.3)% for the years ended December 31, 2020 and 2019, respectively. The decrease in gross profit was due to lower sales and inventory impairment as a result of temporary suspension of commercial activities.

Sales and marketing expenses

Sales and marketing expenses were $20.6 million for the year ended December 31, 2020, compared to $49.6 million for the year ended December 31, 2019, a decrease of $29.0 million. The decrease was primarily the result of our headcount reduction on March 26, 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $15.4 million and a decline of $13.6 million related to travel, trade shows, consultants and other regional marketing programs to market Eversense, due to the temporary suspension of commercial activities.

Research and development expenses

Research and development expenses were $20.4 million for the year ended December 31, 2020, compared to $38.4 million for the year ended December 31, 2019, a decrease of $18.0 million. The decrease was due to decrease of $7.9 million for clinical trial costs primarily related to the PROMISE trial, $6.5 million decrease of consulting, outside services and other expenses resulting from our change in operational plans to focus on our regulatory submission for the new 180-day Eversense product in the United States, $1.9 million decrease related to lab supplies, software and travel reductions and $1.7 million decrease for salary and other personnel related costs following our reduction in workforce in March 2020.

General and administrative expenses

General and administrative expenses were $20.8 million for the year ended December 31, 2020, compared to $23.2 million for the year ended December 31, 2019, a decrease of $2.4 million. The decrease was primarily due to a $1.9 million decrease in other general and administrative costs to support our operations, which includes recruiting, IT supplies and services, and travel, $0.6 million decrease in legal expenses related to patents and trademarks, and $0.2 million decrease in salaries, bonuses and payroll related costs for reduction in headcount, offset by $0.3 million increase in occupancy cost.

Total other income (expense), net

Total other income (expense), net, was ($96.0) million for the year ended December 31, 2020, compared to $15.1 million for the year ended December 31, 2019, a decrease of $111.1 million. The decrease was primarily due to a $40.9 million change in fair value on our derivative liabilities, a $30.7 million loss on fair value adjustment for the Masters and Energy Capital transactions, a $20.7 million loss on extinguishment of debt, an aggregate of $12.7 million of loss on debt issuance, related to the Series A preferred stock financing and other issuance costs related to the equity line with Energy Capital, $4.4 million in interest expense and $2.3 million impairment expense related to the PHC option and $1.7 million in lower interest income, offset by an aggregate reduction of $2.3 million in debt issuance costs and other expense.

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,		Period-to-
	2019	2018	Period Change

	(in thousands)
Revenue, net	$4,924	$2,039	$2,885
Revenue, net - related parties	16,377	16,874	(497)
Total revenue	21,301	18,913	2,388
Cost of sales	40,749	27,059	13,690
Gross profit (loss)	(19,448)	(8,146)	(11,302)

Expenses:
Sales and marketing expense	49,555	27,730	21,825
Research and development expenses	38,430	31,863	6,567
General and administrative expenses	23,229	19,839	3,390
Operating loss	(130,662)	(87,578)	(43,084)
Other income (expense):
Interest income	1,933	2,001	(68)
Loss on extinguishment of debt	(398)	—	(398)
Interest expense	(11,799)	(8,282)	(3,517)
Debt issuance costs	(3,344)	—	(3,344)
Change in fair value of derivative liabilities	29,232	209	29,023
Other (expense) income	(511)	(321)	(190)
Total other expense, net	15,113	(6,393)	21,506
Net loss	$(115,549)	$(93,971)	$(21,578)

Revenue

Our total net revenue increased to $21.3 million for the year ended December 31, 2019, compared to $18.9 million for the year ended December 31, 2018, an increase of $2.4 million. This increase was primarily due to increased U.S. sales of Eversense, net of reimbursements in connection with the Eversense Bridge Program.

Cost of Sales

Our cost of sales increased to $40.7 million for the year ended December 31, 2019, compared to $27.1 million for the year ended December 31, 2018, an increase of $13.7 million. This increase was primarily attributable to increased impairment charges of $5.3 million due to obsolete inventory and product enhancements, $3.3 million for scrap and costs to streamline our sensor supply chain, $3.0 million for warranty expenses, $1.0 million for product back-ups and replacements associated with the recall of 844 uninserted sensors in the third quarter of 2019 and a net increase of $1.1 million for packaging, warehousing and logistics related costs.

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

Total other expense, net

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

Liquidity and Capital Resources

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $648.5 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2020, we had cash, cash equivalents and restricted cash of $18.2 million.

On January 21, 2021, the Company entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”). The price to the public in the Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock.

Total net proceeds from the Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by the Company, are approximately $46.1 million.

On November 9, 2020, we entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of our common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to us of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

On August 9, 2020, we entered into a financing agreement with Ascensia’s parent company, PHC, pursuant to which we issued $35.0 million in aggregate principal amount 2024 Notes, to PHC. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the 2024 Notes, we prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters, pursuant to which we issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A Preferred Stock ranks senior to the common stock. Upon a liquidation, dissolution or winding up of the company, each share of Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders are also be entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If we undergo a change of control, each holder has the right to cause us to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount. The holders of Series A Preferred Stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of our certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock. As of March 3, 2021, 23,783 shares of Series A Preferred Stock have been converted to common stock and 2,000 shares of Series A Preferred remain outstanding.

At the Market Offering

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of our common stock. As of December 31, 2020, we have received $0.1 million in net proceeds from the sale of 175,289 shares under this agreement.

Warrants

On July 16, 2019, we issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share, or the Solar Warrants. The Solar Warrants are exercisable until July 25, 2029. Subsequent to December 31, 2020, the Solar Warrants have been exercised in full on a net basis.

On November 9, 2020, we issued Energy Capital warrants to purchase up to 10,000,000 shares of Company’s common stock with an exercise price of $0.3951 per share, or the Energy Capital Warrants. The Energy Capital Warrants have a vesting date of May 9, 2021. The Warrants can be exercised, in either a cashless exercise or a cash basis, at any time after the vesting date but prior to November 9, 2030. Energy Capital may exercise the Warrants at any time after the vesting date, without contingencies and independently of whether any shares of Series B preferred stock are issued.

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

Upon the closing of the PHC Notes, we prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Exchange Agreement with Highbridge

On April 21, 2020 we entered into a Note Purchase and Exchange Agreement, or the Exchange Agreement, which we subsequently amended on August 9, 2020, with certain funds managed by Highbridge providing for the exchange of $24.0 million aggregate principal amount of our outstanding senior convertible notes due January 15, 2025, or the 2025 Notes, for (i) $15.7 million aggregate principal amount of newly issued Second Lien Secured Notes, or the Second Lien Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. The exchange closed on April 24, 2020. The warrants may be exercised for cash or on a cashless basis at any time through the three year anniversary of the issuance date.

As amended by the Amendment, effective as of the Closing Date, the holders of the Second Lien Notes had the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option had a daily limit of $1,000,000 in aggregate converted principal (inclusive of principal amount of First Lien Notes that were voluntarily converted). During the fiscal year ended December 31, 2020, Highbridge elected to convert the full $15.7 million of outstanding principal on the Second Lien Notes for issuance of 42,776,936 shares of common stock, which included prepayment premiums and were based off of our election of PIK interest.

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2020:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	57.7	January 15, 2025	757.5758	1.32
PHC Notes	August 2020	9.50%	36.3	October 31, 2024	1867.4136	0.54

See Note 10 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2023 Notes, PHC Notes and 2025 Notes.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and obtain approval for Eversense 180-day product in the United States, will require significant uses of working capital through 2021 and beyond.

We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current published operating plans for the foreseeable future. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Net cash used in operating activities	$(67,422)	$(136,047)	$(90,771)
Net cash (used in) provided by investing activities	(181)	(1,045)	19,426
Net cash (used in) provided by financing activities	(10,130)	96,237	191,988
Net decrease in cash, cash equivalents and restricted cash	$(77,733)	$(40,855)	$120,643

Net cash used in operating activities

Net cash used in operating activities was $67.4 million for the year ended December 31, 2020, and consisted of a net loss of $175.2 million and provision for inventory obsolescence of $4.2 million, offset by a change in the fair value adjustment of $30.7 million, related to the Master and Energy Capital transactions, loss on extinguishment of debt in the amount of $21.1 million, non-cash interest expense of $11.0 million, a net change in operating assets and liabilities of $13.8 million, change in fair value of derivative liabilities of $11.6 million, loss on issuance of debt, other issuance cost and impairment of asset of $15.0 million, stock-based compensation expense of $7.3 million and other non-cash charges of $1.5 million.

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

Net cash (used in) provided by investing activities

Net used in investing activities was $0.2 million for the year ended December 31, 2020, and consisted of $0.2 million of capital expenditures, primarily for production equipment.

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

Net cash (used in) provided by financing activities

Net cash used in financing activities was $10.1 million for the year ended December 31, 2020, and primarily consisted of $66.1 million for the repayment of outstanding principal on our Solar Loan Agreement and Highbridge First Lien Notes, offset by proceeds from issuance of debt for $56.0 million, consisting $33.6 million from issuance of PHC notes, net proceeds of $14.4 million from the issuance of First Lien Notes, the PPP loan of $5.8 million and net proceeds from issuance of preferred stock of $2.5 million.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2020.

	Payment due by period
					After
Contractual Obligations	Total	2021	2022-2023	2024-2025	2025
Operating lease obligations	$2,572	$970	1,602	-	-
Principal payments under PPP Loan	5,763	3,202	2,561	-	-
Interest payments under PPP Loan	117	99	18	-	-
Principal payments under 2023 Notes	15,700	-	15,700	-	-
Interest payments under 2023 Notes	2,060	824	1,236	-	-
Principal payments under PHC Notes	35,000	-	-	35,000	-
Interest payments under PHC Notes (1)	17,464	-	-	17,464	-
Principal payments under 2025 Notes	57,700	-	-	57,700	-
Interest payments under 2025 Notes	12,117	3,029	6,059	3,029	-
Other Commitments (2)	-	-	-	-	-
Total contractual obligations	$148,493	$8,124	$27,176	$113,193	$-

(1)	Reflects assumption of PIK interest on these notes.
(2)	Other commitments include, among other things, minimum payment obligations and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a fee for termination before the contractual period ended.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements on fair value measurements. The new standard includes additional disclosure requirements regarding the range and weighted average to develop significant unobservable inputs within Level 3 fair value measurements and became effective for the Company on January 1, 2020. We have evaluated the standard and does not expect this to have a significant impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We adopted the new standard on January 1, 2020 on a prospective basis. Our adoption of ASU 2018-15 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning December 15, 2020, including interim periods within that fiscal year. We are currently evaluating the impact that this guidance will have on our consolidated financial statements, but are likely to early adopt for fiscal year 2021.

We have evaluated all other issued unadopted ASUs and believe the adoption of these standards will not have a material impact on our consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020 and 2019, we had cash, cash equivalents and restricted cash of $18.2 million and $95.9 million, respectively. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rate on all of our notes payable are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended December 31, 2020, which could increase our foreign currency and interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Senseonics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Derivatives Instruments, Warrants and Options
Description of the Matter

As discussed in Note 15 of the consolidated financial statements, the Company measures financial assets and liabilities at fair value using level three inputs. As of December 31, 2020, the financial liabilities measured at fair value are $101.8 million and the financial assets measured at fair value are $1.9 million. To determine fair value of each financial asset and liability the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. For example, the derivative liabilities are measured at fair value using a binomial option pricing model that uses observable and unobservable market data for inputs, including the Company’s stock price, implied volatility of the Company’s shares, and probability of conversion occurrence through maturity.

Auditing management’s estimate for the fair value of the financial assets and liabilities involved subjective auditor judgement because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the implied volatility and probability of conversion.

How We Addressed the Matter in Our Audit

To test the fair value of the Company’s financial assets and liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions. We involved our valuation specialist to assist in the evaluation including to develop an independent valuation of the instruments. We also performed a sensitivity analysis of the significant assumptions, including the implied volatility and probability of conversion, to evaluate the change in the fair value that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Tysons, VA

March 5, 2021

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$18,005	$95,938
Restricted cash	200	—
Accounts receivable, net	565	3,239
Accounts receivable - related parties	2,421	7,140
Inventory, net	5,281	16,929
Prepaid expenses and other current assets	3,774	4,512
Total current assets	30,246	127,758

Option	1,886	—
Deposits and other assets	2,229	3,042
Property and equipment, net	1,557	2,001
Total assets	$35,918	$132,801

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,762	$4,285
Accrued expenses and other current liabilities	11,674	18,636
Term Loans, net	3,202	43,434
2025 Notes, net	—	60,353
Total current liabilities	16,638	126,708

Long-term debt and notes payables, net	57,216	11,800
Derivative liabilities	62,119	664
Options	39,734	—
Other liabilities	1,483	2,278
Total liabilities	177,190	141,450

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 3,000 shares and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	2,811	—
Total temporary equity	2,811	—

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares and 450,000,000 shares authorized as of December 31, 2020 and 2019; 265,582,688 shares and 203,452,812 shares issued and outstanding as of December 31, 2020 and 2019	266	203
Additional paid-in capital	504,162	464,491
Accumulated deficit	(648,511)	(473,343)
Total stockholders' deficit	(144,083)	(8,649)
Total liabilities and stockholders’ deficit	$35,918	$132,801

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2020	2019	2018
Revenue, net	$1,368	$4,924	$2,039
Revenue, net - related parties	3,581	16,377	16,874
Total revenue	4,949	21,301	18,913
Cost of sales	22,315	40,749	27,059
Gross profit (loss)	(17,366)	(19,448)	(8,146)

Expenses:
Sales and marketing expenses	20,550	49,555	27,730
Research and development expenses	20,413	38,430	31,863
General and administrative expenses	20,801	23,229	19,839
Operating loss	(79,130)	(130,662)	(87,578)
Other (expense) income, net:
Interest income	175	1,933	2,001
Loss on fair value adjustment	(30,721)	—	—
Loss on extinguishment of debt	(21,112)	(398)	—
Loss on issuance of debt & other issuance costs	(12,706)	—	—
Interest expense	(16,167)	(11,799)	(8,282)
Debt issuance costs	(1,216)	(3,344)	—
Gain (Loss) on fair value and change in fair value of derivatives	(11,641)	29,232	209
Impairment costs	(2,339)	—	—
Other expense	(311)	(511)	(321)
Total other (expense) income, net	(96,038)	15,113	(6,393)

Net loss	(175,168)	(115,549)	(93,971)
Total comprehensive loss	$(175,168)	$(115,549)	$(93,971)

Basic and diluted net loss per common share	$(0.77)	$(0.61)	$(0.60)
Basic and diluted weighted-average shares outstanding	227,912,358	188,754,160	157,429,145

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total	Series A
	Common Stock		Paid-In	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Balance, December 31, 2017	136,883	$137	$270,953	$(263,823)	$7,267	$—
Issuance of common stock, net	38,077	38	149,006	—	149,044	—
Exercise of stock options and warrants	1,873	2	2,257	—	2,259	—
Conversion of 2023 Notes	85	—	250	—	250	—
Stock-based compensation expense and vesting of RSUs	—	—	6,412	—	6,412	—
Net loss	—	—	—	(93,971)	(93,971)	—
Balance, December 31, 2018	176,918	$177	$428,878	$(357,794)	$71,261	$—
Issuance of common stock, net	26,136	26	26,731	—	26,757	—
Exercise of stock options and warrants	256	—	108	—	108	—
Stock-based compensation expense and vesting of RSUs	143	—	8,052	—	8,052	—
Issuance of warrants related to debt, net	—	—	722	—	722	—
Net loss	—	—	—	(115,549)	(115,549)	—
Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)	$—
Issuance of convertible preferred stock, net	—	—	—	—	—	2,811
Issuance of common stock, net	329	—	(26)	—	(26)	—
Exercise of stock options and ESPP purchases	3,329	3	573	—	576	—
Exchange and conversion of convertible notes, net	58,470	60	27,199	—	27,259	—
Stock-based compensation expense and vesting of RSUs	—	—	7,314	—	7,314	—
Issuance of warrants related to debt, net	—	—	4,611	—	4,611	—
Net loss	—	—	—	(175,168)	(175,168)	—
Balance, December 31, 2020	265,581	$266	$504,162	$(648,511)	$(144,083)	$2,811

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	2020	2019	2018
Cash flows used in operating activities
Net loss	$(175,168)	$(115,549)	$(93,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,141	1,001	270
Non-cash interest expense (debt discount and deferred costs)	10,977	8,457	3,317
Change in fair value of derivatives	11,641	(29,232)	(209)
Loss on fair value adjustment	30,721	—	—
Loss on extinguishment of debt	21,112	398	—
Loss on issuance of debt	12,706	—	—
Impairment of asset	2,339	—	—
Stock-based compensation expense	7,314	8,052	6,412
Provision for inventory obsolescence and net realizable value	(4,171)	3,970	201
Net realized gain on marketable securities	—	—	(115)
Loss on disposal of assets	181	310	—
Changes in assets and liabilities:
Accounts receivable	7,393	(3,282)	(3,715)
Prepaid expenses and other current assets	737	(527)	(1,893)
Inventory	15,819	(10,668)	(7,441)
Deposits and other assets	117	(3,442)	59
Accounts payable	(2,522)	(122)	(3,395)
Accrued expenses and other liabilities	(6,585)	4,827	8,355
Deferred revenue	—	(628)	628
Accrued interest	(379)	388	710
Operating lease liabilities	(795)	—	—
Other	—	—	16
Net cash used in operating activities	(67,422)	(136,047)	(90,771)
Cash flows used in investing activities
Capital expenditures	(181)	(1,045)	(989)
Payments on right of use liability, building	—	—	(7,935)
Sales and maturities of marketable securities	—	—	28,350
Net cash (used in) provided by investing activities	(181)	(1,045)	19,426
Cash flows used in financing activities
Issuance of common stock, net	(26)	26,757	149,044
Proceeds from exercise of stock options and ESPP purchases	576	108	2,259
Proceeds from issuance of warrants	—	722	—
Proceeds from debt issuance, net	55,971	127,000	52,950
Notes issuance costs	(601)	(4,301)	(2,245)
Proceeds from Solar term loan, net of cost	—	(2,049)	—
Payments of notes payable	(66,050)	(15,000)	(10,000)
Repurchase of 2023 Notes	—	(37,000)	—
Principal payments under capital lease obligations	—	—	(20)
Net cash (used in) provided by financing activities	(10,130)	96,237	191,988
Net decrease in cash, cash equivalents and restricted cash	(77,733)	(40,855)	120,643
Cash, cash equivalents and restricted cash, at beginning of period	95,938	136,793	16,150
Cash, cash equivalents and restricted cash, at ending of period	$18,205	$95,938	$136,793

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,726	$5,233	$3,136
Lease liabilities arising from obtaining right-of-use assets	—	2,974	—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	—	32	178
Issuance of common stock converted from notes payables	$227	—	—
Issuance of common stock and warrants - Highbridge transactions	55,303	—	—
Issuance of warrants - Energy Capital	3,399	—	—
Exchange of 2025 Notes for Second Lien Notes	(24,000)	—	—
Issuance of Second Lien Notes	15,675	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

2.	Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® CGM System (for use up to 90 days) in the United States and the Eversense CGM and Eversense XL CGM Systems (for use up to 180 days) in Europe, the Middle East, and Africa. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals for the sale of those products, including approval by the FDA for the new 180-day Eversense product in the United States. These activities will require significant uses of working capital through 2021 and beyond.

The Company generated a net loss of $175.2 million for the twelve months ended December 31, 2020 and had an accumulated deficit of $648.5 million at December 31, 2020. During the twelve months ended December 31, 2020, the Company repaid in full its term loan with Solar Capital Ltd. (“Solar”) in the amount of $48.4 million, and as a result, and in consideration of the evolving impact of the coronavirus (“COVID-19”) pandemic, the Company made significant reductions in its cost structure to improve operating cash flow and generate future capital expenditure savings to ensure the long-term success of Eversense. Specifically, the Company temporarily suspended commercial sales of the Eversense CGM system in the United States to new patients and streamlined its operational strategy to focus on the development and regulatory submission efforts for its new 180-day Eversense product in the United States.

On April 24, 2020, the Company received $15.0 million through the issuance and sale of First Lien Secured Notes due October 2021 (the “First Lien Notes”) pursuant to a Loan and Security Agreement (the “Highbridge Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (“Highbridge”), as the lenders, together with the other lenders from time to time party thereto (the “Lenders”). Upon the closing of the PHC Notes, the Company prepaid the First Lien Notes in full in the amount of approximately $17.6 million, which includes the discounted prepayment premium pursuant to the Highbridge Loan Agreement.

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

On August 9, 2020, the Company entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”) and entered into a financing agreement pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024 (the “PHC Notes”) to Ascensia’s parent company, PHC Holdings Corporation (“PHC”) on August 14, 2020 (the “Closing Date”). The Company also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid the Highbridge First Lien Notes in full, in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Situations, LLC and certain affiliates thereof (“Masters”) pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, as amended as set forth in Note 18 – Subsequent Events.

On November 9, 2020, we entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company has less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, in its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock (the “Common Stock”), beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the Company’s Common Stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

The Company believes that these agreements and the financing described in Note 18 – Subsequent Events, provide the financial resources and mutual commitment to support the growth of Eversense and specifically for the Company, the manufacturing of Eversense and continued product development, including the U.S. launch of the new 180-day Eversense product, if approved. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Management has concluded that based on the Company’s current operating plans, its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through 2022. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern through March 31, 2022 that existed at March 5, 2020 has been alleviated.

3.	Summary of Significant Accounting Policies

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2020, 2019 and 2018, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Cash ⁽¹⁾	$18,002	$38,043
Money market funds	3	37,769
Commercial paper	—	13,870
Corporate bonds	—	6,256
Cash and cash equivalents	$18,005	$95,938

(1)Includes overnight repurchase agreements.

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$18,005	$95,938
Restricted cash	200	—
Cash, cash equivalents and restricted cash	$18,205	$95,938

Concentration of Revenues and Customers

Net revenue from our distribution arrangement with Roche Diabetes Care GmbH, a related party, accounted for 72% of our total net revenues for the year ended December 31, 2020. Net revenue from our distribution arrangement with Edwards Healthcare Centers, Advanced Diabetes Supply, and Solara Medical Supply, strategic fulfillment partners and supplier of CGM systems to diabetic patients in the United States, accounted for 19%, 15%, and 10%, respectively, of our total net revenues for the year ended December 31, 2020. During the years ended December 2019, the Company derived 77% of its total net revenue from Roche, and 12% from Advanced Diabetes Supply. During the year ended December 2018, the Company derived 86%, from one customer, Roche.

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
		%		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$3,821	77.2%	$18,054	84.8%	$17,498	92.5%
United States	1,128	22.8	3,247	15.2	1,415	7.5
Total	$4,949	100.0%	$21,301	100.0%	$18,913	100.0%

Marketable Securities

Marketable securities consist of government and agency securities and corporate debt securities and are typically classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. As of December 31, 2020 and 2019, the Company did not have any marketable securities.

Inventory and Obsolescence

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out. The Company records an adjustment to reduce the value of inventory for items that are potentially obsolete, where standard costs require adjustment to the net realizable value, and are in excess of future demand taking into consideration the product shelf life. The sensor manufacturing process can span several months, involves various contract manufacturers and includes raw components with long lead times, often resulting in significant work-in-progress inventory. However, expiry does not commence until the chemistry is applied to the sensor. The Company is able to isolate pre-chemistry sensor inventory in progress from post-chemistry sensor inventory in progress and finished goods to assess against demand forecasts and customer dating requirements for potential excess or obsolete inventory. The Company’s estimates are based on information known as of the balance sheet date and include factors such as anticipated future usage and sales, potential for external unfavorable conditions such as import holds or quality issues, and planned product upgrades. However, if actual product quality or conditions differ from the Company’s assumptions, additional inventory adjustments that would increase cost of sales could be required.

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and are reduced by an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The Company does not have a history of collectability concerns, however, an immaterial allowance for uncollectible accounts was recorded as of December 31, 2020. The Company did not have any allowances for doubtful accounts as of December 31, 2019.

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

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management did not identify any indicators of impairment in 2020, 2019, and 2018.

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

On April 21, 2020, the Company entered into the Highbridge Loan Agreement, in which an aggregate principal amount of $15.0 million was borrowed through the issuance and sale of the First Lien Notes and issued 1,500,000 shares of our common stock to the Lenders as a commitment fee. The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. We recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statements of operations and comprehensive loss. On August 14, 2020, the

Company prepaid the First Lien Notes in full, including the discounted prepayment premium, in the amount of approximately $17.6 million and recognized a loss on extinguishment in the amount of $0.7 million.

On April 21, 2020, the Company entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of the outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. On August 9, 2020, we entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”). The Second Lien Notes also contain redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. We recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statement of operations and comprehensive loss. During the fiscal year ended December 31, 2020, Highbridge elected to convert the full $15.7 million of outstanding principal on the Second Lien Notes for issuance of 42,776,936 shares of common stock, which included prepayment premiums and were based off of our election of PIK interest.

In August 2020, the Company issued $35.0 million in aggregate principal amount of convertible senior secured notes due PHC, or the PHC Notes. The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

The financial instruments above are remeasured at the end of each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss in other income (expense) as a change in fair value of the derivative liability.

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

At December 31, 2020 and December 31, 2019, the warranty reserve was $0.6 million and $2.2 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Balance at beginning of the year	$2,197	$816
Provision for warranties during the period	(266)	3,296
Settlements made during the period	(1,285)	(1,915)
Balance at end of the year	$646	$2,197

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

Revenue is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. The Company’s contracts may contain variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including the reimbursements paid by the Company to its Customers in accordance with the Eversense Bridge Program initiated in March 2019 and to a lesser extent, other discounts and prompt-pay incentives, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, third-party payor mix, reimbursement rates, and market conditions. In connection with the Eversense Bridge Program, the Company reimburses participating Customers an amount up to a fixed maximum for the difference in the cost of the Eversense System and what they collect from insurance payors and the patient’s fee of $99. The Customers are responsible for confirming patient insurance coverage, obtaining pre-authorizations, determining eligibility, and continuously provide the Company with data regarding which patient orders are under the program and which are not. Customer supplied data, along with actual reimbursements that have been validated to patient claims, are used to support expected reimbursement estimates. Estimated reimbursement payments for product shipped to Customers but not provided to a patient within the same reporting period are recorded within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Eversense Bridge Program concluded on December 31, 2020 and the remaining estimated liability is likely not material.

Contract assets consist of trade receivables from Customers and contract liabilities consist of amounts due to the Customers in connection with the Eversense Bridge Program, incentive programs, or prompt-pay discounts, classified as patient access and incentive programs within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. The Company’s contracts provide for a one-year warranty on transmitters to Customers. Customer contracts do not include the right to return.

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the 2025 Notes, PHC Notes, 2023 Notes, Warrants and Options are recorded at historical cost, net of discounts, and approximate fair value based on their borrowing rates. The associated embedded conversion features in the Notes are derivative instruments and remeasured at fair value each reporting period.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at December 31, 2020, 2019 and 2018, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted loss per share, was as follows:

	2020	2019	2018
Stock-based awards	30,013,407	24,218,612	21,457,946
Masters preferred shares	6,302,521	—	—
2023 Notes	6,672,500	6,672,500	20,480,638
PHC Notes	68,222,412	—	—
2025 Notes	44,728,676	63,565,883	—
Warrants	17,282,792	5,196,581	4,071,581
Total anti-dilutive shares outstanding	173,222,308	99,653,576	46,010,165

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We adopted the new standard on January 1, 2020 on a prospective basis. The Company’s adoption of ASU 2018-15 at the beginning of the first quarter of 2020 did not have a significant impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning December 15, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements, but are likely to early adopt for fiscal year 2021.

The Company evaluated all other issued unadopted ASUs and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

4.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$203	$3,944
Work-in-process	2,626	10,938
Raw materials	2,452	2,047
Total	$5,281	$16,929

The Company recorded $15.1 million and $5.3 million in cost of sales for the years ended December 31, 2020 and 2019, respectively, to reduce the value of inventory for items that are potentially obsolete, to adjust costs to their net realizable value, and for inventory in excess of product demand.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Contract manufacturing⁽¹⁾	$3,324	$3,043
IT and software	150	294
Rent	102	—
Consulting	84	—
Marketing and sales	53	605
Insurance	50	44
Clinical and preclinical	11	240
Interest receivable	—	107
Other	—	179
Total prepaid expenses and other current assets	$3,774	$4,512

6.	Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Machinery and laboratory equipment	$2,176	$2,272
Office furniture and equipment	371	371
Leasehold improvements	112	112
	2,659	2,755
Less: Accumulated depreciation	(1,102)	(754)
Property and equipment, net	$1,557	$2,001

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.5 million, and $0.3 million, respectively. The Company disposed of $0.3 million of property and equipment in 2020 related to machinery and laboratory equipment, including machinery at contract manufacturers determined to be impaired or obsoleted. The Company disposed of $1.4 million of property and equipment in 2019. The Company did not dispose of any property or equipment in 2018.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Compensation and benefits	$4,344	$5,630
Interest on notes payable	1,773	2,153
Contract manufacturing	1,421	2,452
Professional and administration services	880	1,384
Research and development	842	1,956
Operating lease	794	696
Product warranty and replacement obligations	646	2,197
Sales and marketing services	615	553
Patient access programs	208	1,578
Other	151	37
Total accrued expenses and other current liabilities	$11,674	$18,636

8.	Leases

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

On July 31, 2019, the Company entered into a new non-cancellable operating lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019 and expiring in 2023. The Company does not have the option to renew the lease for an additional term. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. As a result of COVID-19, this facility was vacated in the fourth quarter of 2020 and the ROU asset was tested for impairment. No impairment charges were recorded as of December 31, 2020.

The Company recorded $2.1 million of associated ROU assets and $2.3 million in lease liabilities in its consolidated balance sheet at December 31, 2020.

Operating lease expense for the year ended December 31, 2020, 2019 and 2018 was $0.9 million, $0.7 million and $0.7 million, respectively.

The following table summarizes the lease assets and liabilities as of December 31, 2020 (in thousands):

Operating Lease Assets and Liabilities	Balance Sheet Classification	Amount
Assets
Operating lease ROU assets	Deposits and other assets	$2,128
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$794
Non-current operating lease liabilities	Other non-current liabilities	1,483
Total operating lease liabilities		$2,277

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2020 (in thousands):

2021	$969
2022	1,002
2023	600
2024	—
2025	—
Total operating lease payments	2,571
Less: imputed interest	(294)
Total operating lease liability	$2,277

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2020 and 2019:

Remaining lease term (years)	2020	2019
Operating leases	2.6	3.6
Discount rate
Operating leases	9.1%	9.1%

During the year ended December 31, 2020, the Company made cash payments of $0.9 million included in the measurement of its operating lease liabilities.

9.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of 1% up to 4% of the participant’s contributions. Employer match expenses during the years ended December 31, 2020, 2019, 2018 were $0.1 million, $0.2 million and $0.2 million, respectively. Administrative expenses for the plan, which are paid by the Company, were not material in 2020, 2019 or 2018.

10.	Notes Payable and Stock Purchase Warrants

Term Loans

Solar Loan Agreement

On July 16, 2019, the Company entered into a Loan and Security Agreement (the “Solar Loan Agreement”), with Solar. Pursuant to the Solar Loan Agreement, on July 25, 2019 (“the effective date”), the Company borrowed term loans in an aggregate principal amount of $45.0 million (the “Solar Term Loan”), of which the Company used $11.6 million to repay in full the Oxford/SVB Term Loans and terminate the Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”).

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

Additionally, on July 16, 2019, the Company issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share (the “Solar Warrants”). The Solar Warrants are exercisable until July 25, 2029. The proceeds from the Solar Term Loan were allocated between the debt and the Solar Warrants based on their respective fair value of $0.7 million, and were recorded within equity resulting in a debt discount that is being amortized as additional interest expense over the term of the Solar Term Loan using the effective interest method.

On March 22, 2020, the Company and Solar terminated the Solar Loan Agreement. In connection with the termination, the Company paid $48.5 million representing all amounts outstanding under the Solar Loan Agreement, including the principal amount and interest of the loans, a payoff fee of 6.45% of the loans outstanding, a prepayment premium of 3.0% of the loans outstanding and other obligations owed to Solar thereunder.

A loss on the extinguishment of debt in the amount of $4.5 million reflecting the difference between the repayment amount and the carrying value of the principal balance, accrued interest, unamortized debt issuance costs and unaccreted prepayment fee at March 22, 2020 was recorded to other income (expense) in the Company’s condensed consolidated statement of operations and comprehensive loss during the twelve months ended December 31, 2020.

Oxford and Silicon Valley Bank Term Loans

On June 30, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford and SVB (together, the “Lenders”). Pursuant to the Amended and Restated Loan and Security Agreement, the Company borrowed an aggregate principal amount of $25.0 million.

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

Pursuant to the Highbridge Loan Agreement, the Company borrowed an aggregate principal amount of $15.0 million in aggregate principal through the issuance and sale of First Lien Notes (the “First Lien Notes”) on April 24, 2020. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, the Company issued 1,500,000 shares of its common stock to the Lenders as a commitment fee.

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

Since Highbridge was a noteholder of the 2025 Notes and exchanged $24.0 million of outstanding principal of the 2025 Notes for Second Lien Notes, the Exchange qualifies as a loan modification. The debt issuance costs incurred in connection with the Highbridge financings were allocated between the First Lien Notes, Second Lien Notes, common stock, and warrants. Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred. In connection with the issuance of the Second Lien Notes, the Company recorded a total of $14.1 million in debt issuance costs and debt discounts, including $13.2 million allocated from the 2025 Notes for the $24.0 million outstanding principal exchanged and the discount from the bifurcated derivative. These costs were recorded as debt discounts to the Second Lien Notes and are amortized as interest expense over the term of the Second Lien Notes. Allocated third-party debt related costs of $0.8 million were expensed during the twelve months ended December 31, 2020.

For the twelve months ended December 31, 2020, Highbridge voluntarily converted all $15.7 million of outstanding principal amount of the Second Lien Notes for 42,776,936 shares of common stock, which included prepayment premiums and were based off the Company’s election of PIK interest. Accordingly, $15.7 million of allocated deferred issuance costs, debt discounts and prepayment premiums were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the twelve months ended December 31, 2020.

Convertible Preferred Stock and Warrants

On November 9, 2020, we entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of our common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to us of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

The Company accounted for the Equity Line Agreement as a put/call option. This put/call option is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). The fair value as of December 31, 2020 was $16.3 million. In connection with the issuance of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs.

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share, on the Closing Date. Masters also has the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, as amended as set forth in Note 18 – Subsequent Events. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series A Preferred Stock ranks senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to receive an amount per share equal to the greater of the purchase price paid and the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. If we undergo a change of control, each holder has the right to cause us to redeem any or all of the Series A Preferred Stock for cash consideration equal to the liquidation amount. The holders of Series A Preferred Stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. Additionally, certain matters will require the approval of the majority of the outstanding Series A Preferred Stock, voting as a separate class, including (i) altering or changing adversely the powers, privileges, preferences or rights of the Series A Preferred Stock, or (ii) amendments, modifications, repeal or waiver of any provision of the Company’s certificate of incorporation, bylaws or of the certificate of designations that would adversely affect the rights, preferences, privileges or powers of the Series A Preferred Stock.

The Series A Preferred Stock is contingently redeemable upon occurrence of a change of control event which is considered outside the control of the Company, and therefore the Series A Preferred Stock has been classified in temporary equity on the consolidated balance sheet. At each reporting period, the Company evaluates the probability of the Series A Preferred Stock being redeemed. The Company’s policy is to recognize the difference in carrying value to redemption value once the redemption becomes probable. As of December 31, 2020, the features that would require redemption (e.g., occurrence of a change of control) was not deemed probable.

The Company accounted for the option to purchase up to an additional 27,000 shares of preferred stock as a freestanding warrant instrument, as it is legally detachable and separately exercisable. This warrant is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.8 million upon issuance. The warrant is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). The fair value as of December 31, 2020 was $23.5 million.

Convertible Notes

PHC Notes

On August 9, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with PHC, as the purchaser (together with the other purchasers from time to time party thereto, the “Note Purchasers”) and Alter Domus (US) LLC, as collateral agent. Pursuant to the Note Purchase Agreement, the Company borrowed $35.0 million in aggregate principal through the issuance and sale of PHC Notes on August 14, 2020 (the “Closing Date”). The Company also issued 2,941,176 shares of its common stock, $0.001 par value per share to PHC as a financing fee (the “Financing Fee Shares”) on the Closing Date. The Financing Fee Shares are accounted for as debt discount in the amount of $1.5 million.

The PHC Notes are senior secured obligations of the Company and will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at the Company’s option, payment in kind. In the fourth quarter of 2020, the Company elected payment in kind of interest. The interest rate will decrease to 8.0% if the Company obtains approval for 180-day Eversense for marketing in the United States, subject to certain conditions. The maturity date for the PHC Notes is October 31, 2024 (the “Maturity Date”), provided that the Maturity Date will accelerate if the Company has not repaid the Company’s outstanding Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes. The obligations under the PHC Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

The Note Purchasers are entitled to convert the PHC Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the PHC Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.54 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its PHC Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the PHC Notes are redeemable by the Company if the closing sale price of the common stock exceeds 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest. On or after October 31, 2023, the PHC Notes are redeemable by the Company upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the Maturity Date or a call premium of 125% if redeemed within six months of the Maturity Date.

The Note Purchase Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contains customary events of default, after which the PHC Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at the fair value and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the purchased put option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC purchased put option. As such, the measurement alternative in ASC 321 for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the Purchased Put Option. The Company developed an estimated fair value at December 31, 2020 to be $1.9 million, and an impairment loss of $2.3 million was recognized in net income as the difference between the fair value of the investment and its carrying amount.

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative as of December 31, 2020 was $45.6 million.

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

In connection with the issuance of the 2025 Notes, the Company incurred $4.3 million in debt issuance costs and debt discounts. Several note holders of the 2025 Notes were also note holders of the 2023 Notes, and as a result, these transactions qualified as loan modifications. The associated debt issuance costs were allocated between the portion of 2025 Notes purchased by new note holders, and of 2025 Notes purchased by existing 2023 Note holders. Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred. The third-party costs associated with the new note holders are also deferred as discounts that are amortized as additional interest expense over the term of the notes. Of the $4.3 million, $3.3 million were expensed for loan modifications were recorded within other income (expense) on the consolidated statement of operations and comprehensive loss and $1.0 million were deferred as discounts to the debt in 2019.

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

Based upon recent trading prices (Level 2-market approach) and other observable inputs, including the Company’s common stock, implied volatility and risky (bond) rate, the fair value of the Company’s 2025 Notes, excluding the embedded features, was $29.0 million as of December 31, 2020.

For the twelve months ended December 31, 2020, there were conversions of $0.3 million of outstanding principal amount of the 2025 Notes for 227,271 shares of common stock.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at December 31, 2020.

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

The 2023 Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility and risky (bond) rate. The fair value of the Company’s 2023 Notes, excluding the embedded features, was $12.9 million as of December 31, 2020 and $11.8 million at December 31, 2019.

There were no conversions of 2023 Notes in the years ended December 31, 2020 or 2019.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,755)	-	12,945
2025 Notes	57,700	(28,276)	(431)	28,993
PHC Notes	36,312	(22,237)	(1,359)	12,716
PPP Loan	5,763	-	-	5,763

	December 31, 2019
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
Solar Term Loan	45,000	(1,466)	(100)	43,434
2023 Notes	15,700	(3,900)	-	11,800
2025 Notes	82,000	(46,482)	(708)	34,810

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	December 31, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,001	301	-	4,546	5,848
2023 Notes	5.25%	824	1,145	-	-	1,969
2025 Notes	5.25%	3,481	5,026	77	158	8,742
First Lien Notes	13.00%	627	29	49	689	1,394
Second Lien Notes	8.25%	288	786	11	15,719	16,804
PHC Notes	9.50%	1,312	1,141	70	-	2,523
PPP Loan	1.00%	31	5	5	-	41
Total		7,564	8,433	212	21,112	37,321

	December 31, 2019
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment of Debt ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,759	60	-	-	1,819
Oxford	7.37%	900	56	-	-	956
2023 Notes	5.25%	2,130	2,500	-	398	5,028
2025 Notes	5.25%	2,034	2,360	-	-	4,394
Total		6,823	4,976	-	398	12,197

The following are the scheduled maturities of our outstanding debt, including the 2025 Notes, PHC Notes, 2023 Notes and PPP Loan as of December 31, 2020:

2021	$3,202
2022	2,561
2023	15,700
2024	36,312
Thereafter	57,700
Total	$115,475

11.	Stockholders’ Equity (Deficit)

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

Common Stock

As of December 31, 2020 and December 31, 2019, the Company’s authorized capital stock included 900,000,000 and 450,000,000 shares of common stock, par value $0.001 per share, respectively. The Company had 265,582,688 and 203,452,812 shares of common stock issued and outstanding at December 31, 2020 and December 31, 2019, respectively.

Preferred Stock

As of December 31, 2020 and 2019, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, respectively. The Company had 3,000 shares of preferred stock outstanding as of December 31, 2020. No shares of preferred stock were outstanding as of December 31, 2019.

Stock Purchase Warrants

The Company also issued the Energy Capital Warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.40 per share. The Energy Capital Warrants are exercisable until November 9, 2030. The warrants were recorded within equity based on their fair value of $3.4 million.

The Company issued the Highbridge Warrants to purchase an aggregate of 4,500,000 shares of the Company’s common stock with an exercise price of $0.66 per share. The Highbridge Warrants are exercisable until April 24, 2023. The proceeds from the Highbridge Notes were allocated between the debt and the Highbridge Warrants based on their fair value, and $1.3 million was recorded for the warrants within equity.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2020, 3,074,030 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2021, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 12,369,424 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan(the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2020, 1,414,458 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2020 there were 6,171,581 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On February 1, 2021, there were 118,588 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 3,072,411 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Stock option activity under the Plans during the years ended December 31, 2020, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2018	21,458	$1.61
Granted	9,294	$2.54
Exercised	(88)	$1.26
Cancelled/forfeited	(6,446)	$2.48
Options outstanding as of December 31, 2019	24,218	2.16	6.64
Granted	469	$0.54
Exercised	(201)	$0.53
Cancelled/forfeited	(8,711)	$1.95
Options outstanding as of December 31, 2020	15,775		6.51

Options vested and expected to vest as of December 31, 2020	15,775	$2.27
Options exercisable as of December 31, 2020	12,222	$2.19	6.10

The weighted average grant-date fair value of stock option awards granted in 2020, 2019 and 2018 was $0.33 $1.60, and $1.91 per share, respectively.

For the years ended December 31, 2020 and 2019 and 2018, 201,447, 87,591, and 1,438,671 options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $0.1 million, $0.2 million, and $3.7 million, respectively.

The total fair value of options that vested during 2020 and 2019 were approximately $5.8 million and $8.2 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2020 was $0.7 million. The aggregate intrinsic value of stock options outstanding at December 31, 2020 was $0.8 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2020.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2020 and 2019 was $1.59 and $1.64 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised and forfeited/cancelled for the year ended December 31, 2020 were $1.58, $0.33 and $1.61 per share, respectively

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2020			2019			2018
Expected term of options (in years)			6.5			6.5			6.5
Expected volatility rate	66.50	-	67.41%	64.49	-	67.16%	63.52	-	66.95%
Risk-free interest rate	0.41	-	1.80%	1.60	-	2.64%	2.45	-	3.08%
Expected dividend yield			0%			0%			0%

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

Employee stock-based compensation expense for employee granted stock options was $7.3 million, $8.1 million, and $6.4 million for the years ended December 31, 2020 and 2019 and 2018, respectively, classified as follows (in thousands):

	December 31,
	2020	2019	2018
Cost of sales	$67	$153	—
Sales and marketing	1,908	3,001	$1,685
Research and development	1,478	1,600	1,364
General and administrative	3,801	3,298	3,326
Total stock-based compensation	$7,254	$8,052	$6,375

As of December 31, 2020, there was $11.3 million of total unrecognized compensation cost related to non-vested employee stock option awards, which is expected to be recognized over a weighted average period of 2.02 years.

Restricted Stock Units

The Company issued 462,308 and 142,600 restricted stock units in lieu of cash payment for board and director fees to members of the Board of Directors during 2020 and 2019, respectively. These restricted stock units were immediately vested upon issuance. The Company also issued 17,455,264 restricted stock units to members of the Board of Directors as equity compensation under the Company’s non-employee director compensation policy and to employees of the Company during 2020 as incentive compensation. Of the restricted stock units granted in 2020, 3,893,278 were granted in December and are subject to performance-based vesting, and are expected to vest in two equal installments upon approval of the U.S. 180-day product and, assuming the prior approval of the 180-day product, November 2021. Additionally, in October 2020, the Company granted 273,077 restricted stock units to a new board member, which award will fully vest in October 2021. The remaining 13,288,909 restricted stock units were granted between May and July and vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months. There were no restricted stock units granted in 2018 or 2019 other than the issuance in lieu of cash to members of the Board of Directors in respect of director fees. The weighted average share price on the date of grant of restricted stock unit awards was $0.43 and $1.72 for the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense for restricted stock unit awards was $2.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

13.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities )	2020	2019

Deferred Tax Assets:
Net operating loss carryforwards	$115,531	$94,630
Capitalized start-up costs	8,477	9,353
R&E credit carryforwards	10,208	9,405
Stock-based compensation	4,056	2,978
Change in fair value of derivative liability	9,222	5,916
Other	1,096	2,495
Total deferred tax asset	148,590	124,777
Valuation allowance	(136,031)	(113,169)
Net deferred tax assets	$12,559	$11,608
Deferred tax liabilities:
ROU amortization	(477)	(637)
Amortization of debt discount	(12,082)	(10,971)
Total deferred tax liability	(12,559)	(11,608)
Net deferred tax assets	$—	$—

The net change in valuation allowance for the years ended December 31, 2020 and 2019 was a net increase of $22.8 million and a net increase of $24.0 million, respectively.

The increase in valuation allowance is primarily due to net losses incurred and changes in the fair value of derivatives in 2020. This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. Capitalized start-up costs represent expenses incurred in the organization and start-up of the Company. For U.S. federal and state tax purposes, start-up and organizational costs incurred before October 22, 2004 will be amortized over sixty months and those incurred on and after October 22, 2004 will be amortized over one hundred and eighty months beginning in the current year. At December 31, 2020, the Company had NOL carryforwards of $515.24 million and had research and experimental credit carryforwards of $12.76 million. Research and experimental credit carryforwards will expire in varying amounts between 2021 and 2040. NOL carryforwards in the amount of $198.7 million will expire in varying amounts between 2021 and 2037. NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years. No income tax benefit was recognized in the Company’s Statement of Operations for stock-based compensation arrangements due to the Company’s net loss position.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended
	December 31,
	2020	2019	2018
Tax at U.S. Federal Statutory rate	21.00%	21.00%	21.00%
State taxes, net	2.32	1.57	2.27
Research and development credit	0.46	1.32	1.27
Tax reform	—	—	—
State tax rates changes	(0.85)	(2.17)	(10.64)
Debt Transactions	(11.15)	—	—
Other non-deductible items	(0.44)	(0.91)	(0.39)
Increase (decrease) in valuation allowance	(11.34)	(20.81)	(13.51)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate remained unchanged at 21% for the 2020 tax year. The change in state tax rate from 2018 to 2019, and 2019 to 2020, respectively, is primarily due to changes in applicable state apportionment factors and additional jurisdictions.

A breakdown of the Company’s uncertain tax position during 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Gross unrecognized tax benefit at beginning of year	$2,351	$1,969	$1,670
Increase from tax positions taken in prior years	—	—	—
Increase from tax positions in current year	201	396	323
Lapse of statute of limitations / expiration	—	(14)	(24)
Gross unrecognized tax benefit at end of year	$2,552	$2,351	$1,969

The Company did not incur any penalties or interest payable to taxing authorities in 2020, 2019 and 2018.

The Company’s U.S. Federal and state income tax returns from 2000 to 2019 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

14. Related Party Transactions

Roche Holding A.G, through its ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. For the years ended December 31, 2020, 2019 and 2018, revenues from Roche were $3.6 million, $16.4 million and $16.2 million, respectively, and amounts due from them were $2.4 million, $7.1 million and $6.3 million, respectively. At December 31, 2020, the Company had estimated replacement obligations under warranties in the amounts of $0.4 million.

Ascensia Diabetes Care Holdings AG, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. For the years ended December 31, 2020 revenues from Ascensia and amounts due from them were immaterial.

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The fair value of money market funds and other investments classified as cash and cash equivalents are based on period-end statements supplied by the various banks and brokers that hold the majority of the funds. The valuation technique used to measure the fair value of the Company’s debt instruments is based on the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky bond rate, and trade data when available.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
PHC Option	1,886	—	—	1,886
Liabilities
Energy Capital Option	$16,255	$—	$—	$16,255
Masters Option	23,479	—	—	23,479
Embedded features of the 2023 Notes	622	—	—	622
Embedded features of the PHC Notes	45,647	—	—	45,647
Embedded features of the 2025 Notes	15,850	—	15,850	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$37,769	$37,769	$—	$—
Commercial paper⁽¹⁾	13,870	—	13,870	—
Corporate bonds	6,256	—	6,256	—
Liabilities
Embedded features of the 2023 Notes	$664	$—	$—	$664
Embedded features of the 2025 Notes	25,543	—	25,543	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2019	$664
Initial fair value of Instruments	30,756
Loss on fair value adjustment	30,721
Loss on fair value and change in derivative	21,333
Loss on extinguishment of debt	(1,696)
Financial asset impairment cost	2,339
December 31, 2020	$84,117

The recurring Level 3 fair value measurements of the embedded features of the Notes include the following significant unobservable inputs:

	2023 Notes	PHC Notes
Unobservable Inputs	Assumptions	Assumptions
Risky (bond) rate	35.0%	20.0%
Stock price volatility	50%	70%
Probabilities of conversion provisions	5.0% - 85.0%	5.0% - 75.0%
Time period until maturity (yrs)	0.50 - 2.09	0.50 - 3.83
Dividend yield	—%	—%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2020 and 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal years 2020 and 2019 is presented in the following table (in thousands, except per share data):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2020:
Revenue, net, primarily from a related party	$36	$261	$767	$3,885
Gross profit	$(19,634)	$(1,143)	$835	$2,576
Operating expenses	$24,197	$11,383	$13,303	$12,882
Operating loss	$(43,831)	$(12,526)	$(12,468)	$(10,306)
Net loss	$(42,593)	$(7,515)	$(23,428)	$(101,632)
Basic and diluted net loss per share (1)	$(0.21)	$(0.03)	$(0.10)	$(0.41)

2019:
Revenue, net, primarily from a related party	$3,423	$4,607	$4,319	$8,953
Gross profit	$(3,310)	$(4,553)	$(3,340)	$(8,244)
Operating expenses	$26,458	$30,100	$28,024	$26,632
Operating loss	$(29,768)	$(34,653)	$(31,364)	$(34,877)
Net loss	$(29,365)	$(31,074)	$(19,499)	$(35,611)
Basic and diluted net loss per share (1)	$(0.17)	$(0.17)	$(0.10)	$(0.18)
(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

17. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the period ended December 31, 2020 and 2019 has no such contingencies.

18. Subsequent Events

Series A Preferred Stock

In January 2021, the Company completed a series of closings of its previously announced private placement of Series A Preferred Stock, pursuant to the Purchase Agreement (the “Stock Purchase Agreement”) dated August 9, 2020 by and among the Company and Masters Special Situations, LLC, Marlin Fund, Limited Partnership and Marlin Fund II, Limited Partnership (collectively, the “Masters Purchasers”). In total, including the initial closing, the Company sold an aggregate of $25.8 million of Series A Preferred Stock to the Masters Purchasers and certain of their assignees. By virtue of the subsequent closings, pursuant to the previously announced Investor Rights Agreement dated July 9, 2020, Masters Special Situations, LLC has retained its right to designate one director for election to the Company’s board of directors at the Company’s 2021 Annual Meeting of Stockholders.

Registered Direct Offering

On January 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on

November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by the Company, are approximately $46 million.

Public Offering

On January 21, 2021 the Company entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock in an underwritten public offering pursuant to effective registration statements on Form S-3, including a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the“Offering”). The price to the public in the Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. The total net proceeds from the Offering were approximately $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, we did not identify any material weakness in our internal control over financing reporting at December 31, 2020.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

As a “smaller reporting company” and a “non-accelerated filer,” we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Ernst & Young LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information

On March 3, 2021, the Board of Directors of the Company adopted an amendment to the Company’s Amended and Restated Bylaws (the “Bylaw Amendment”), to add a new Section 47, which provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on August 18, 2020).

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on October 26, 2020).

3.6

Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on November 9, 2020).

3.7	Bylaw Amendment
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

Exhibit Number	Description of Document
4.5

Indenture, dated July 25, 2019, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on July 29, 2019).

4.6

Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

4.7

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.8

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and certain purchasers named therein (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.9

Investor Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.10

Investor Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.11	Description of Senseonics Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 16, 2020).
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

10.20

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

10.22

Registration Rights Agreement, dated as of July 25, 2019, by and among the Company, the Subsidiary and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

10.23+

Executive Employment Agreement, by and between Senseonics, Incorporated and Francine Kaufman, effective as of May 4, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on May 9, 2019).

10.24#

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.25+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.26+*

Amended and Restated Employment Agreement, by and between Senseonics, Incorporated and Nick B. Tressler, effective as of November 12, 2019 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 0101-37717) filed with the Commission on March 16, 2020).

Exhibit Number	Description of Document
10.27

Registration Rights Agreement, dated as of April 21, 2020, by and between the Company and Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.28

Registration Rights Agreement, dated as of April 21, 2020, by and between the Company and Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.29

Loan and Security Agreement among Wilmington Savings Fund Society, SCB as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Company and the Subsidiary, dated as of April 21, 2020 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.30

Note Purchase and Exchange Agreement among Wilmington Savings Fund Society, SCB, as collateral agent, Highbridge Tactical Credit Master Fund, L.P., the Company and the Subsidiary, dated as of April 21, 2020 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.31

Form of Note representing the Registrant’s Secured Promissory Second Lien Notes (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.32

Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.33

Note Purchase Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on August 31, 2020).

10.34

Stock Purchase Agreement, dated as of August 9, 2020, by and between the Registrant and certain purchasers named therein (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on August 31, 2020).

10.35

Equity Line Agreement by and between the Company and Energy Capital, LLC dated as of November 9, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on November 9, 2020).

10.36

Warrant to purchase common stock of the Company by and between the Company and Energy Capital, LLC, dated as of November 9, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on November 9, 2020).

10.37

Side Letter Agreement by and between the Company and certain purchasers named therein, dated as of November 9, 2020 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on November 9, 2020).

10.38#

Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of August 9, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 9, 2020).

10.39

Form of Securities Purchase Agreement by and between the Company and certain purchases named therein, dated as of January 17, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on January 19, 2021).

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
†

These certifications are being furnished herewith solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.
#

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

Date: March 5, 2021

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 5, 2021
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ NICK B. TRESSLER	Chief Financial Officer	March 5, 2021
Nick Tressler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 5, 2021
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 5, 2021
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 5, 2021
Edward J. Fiorentino

/s/ Peter Justin Klein, M.D., J.D.	Director	March 5, 2021
Peter Justin Klein, M.D., J.D.

/s/ Douglas Prince	Director	March 5, 2021
Douglas Prince

/s/ DOUGLAS ROEDER	Director	March 5, 2021
Douglas Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 5, 2021
Francine Kaufman, M.D.

/s/ ROBERT SCHUMM	Director	March 5, 2021
Robert Schumm

/s/ANTHONY RAAB	Director	March 5, 2021
Anthony Raab