Form 10-Q
period 2021-03-31
Senseonics Holdings, Inc.
filed 2021-05-13
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 428,072,196 shares of common stock, par value $0.001, outstanding as of May 7, 2021.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$178,610	$18,005
Restricted cash	—	200
Accounts receivable, net	334	565
Accounts receivable - related parties	1,352	2,421
Inventory, net	6,584	5,281
Prepaid expenses and other current assets	4,451	3,774
Total current assets	191,331	30,246

Option	1,104	1,886
Deposits and other assets	2,049	2,229
Property and equipment, net	1,463	1,557
Total assets	$195,947	$35,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$930	$1,762
Accrued expenses and other current liabilities	9,635	11,674
Term Loans, net	5,123	3,202
Total current liabilities	15,688	16,638

Long-term debt and notes payables, net	52,948	57,216
Derivative liabilities	243,018	62,119
Option	68,923	39,734
Other liabilities	1,269	1,483
Total liabilities	381,846	177,190

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 shares issued and outstanding as of March 31, 2021 and 3,000 shares issued and outstanding as of December 31, 2020	—	2,811
Total temporary equity	—	2,811

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized; 427,914,984 and 265,582,688 shares issued and outstanding as of March 31, 2021 and December 31, 2020	428	266
Additional paid-in capital	711,698	504,162
Accumulated deficit	(898,025)	(648,511)
Total stockholders' deficit	(185,899)	(144,083)
Total liabilities and stockholders’ deficit	$195,947	$35,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue, net	$487	$31
Revenue, net - related parties	2,359	5
Total revenue	2,846	36
Cost of sales	2,320	19,670
Gross profit (loss)	526	(19,634)

Expenses:
Sales and marketing expenses	1,613	11,145
Research and development expenses	5,255	7,362
General and administrative expenses	4,974	5,690
Operating loss	(11,316)	(43,831)
Other (expense) income, net:
Interest income	9	209
Loss on fair value adjustment of option	(52,675)	—
Gain (Loss) on extinguishment of debt and option	330	(4,546)
Interest expense	(4,058)	(4,373)
Gain (Loss) on change in fair value of derivatives	(180,899)	10,311
Impairment cost	(782)	—
Other expense	(123)	(363)
Total other (expense) income, net	(238,198)	1,238

Net loss	(249,514)	(42,593)
Total comprehensive loss	$(249,514)	$(42,593)

Basic and diluted net loss per common share	$(0.68)	$(0.21)
Basic and diluted weighted-average shares outstanding	364,274,433	203,745,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional		Total	Series A
	Common Stock		Paid-In	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended March 31, 2020:
Balance, December 31, 2019	203,453	$203	$464,491	$(473,343)	$(8,649)	$—
Issuance of common stock, net	175	—	(86)	—	(86)	—
Exercise of stock options and warrants	754	1	497	—	498	—
Stock-based compensation expense and vesting of RSUs	63	—	1,869	—	1,869	—
Net loss	—	—	—	(42,593)	(42,593)	—
Balance, March 31, 2020	204,445	$204	$466,771	$(515,936)	$(48,961)	$—

Three months ended March 31, 2021:
Balance, December 31, 2020	265,582	266	504,162	(648,511)	(144,083)	2,811
Issuance of convertible preferred stock	—	—	—	—	—	42,756
Conversion of preferred stock	54,166	54	45,513	—	45,567	(45,567)
Issuance of common stock, net	99,740	100	151,987	—	152,087	—
Exercise of stock options and ESPP purchases	3,439	3	1,696	—	1,699	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	6,501	—
Stock-based compensation expense and vesting of RSUs	63	—	1,844	—	1,844	—
Net loss	—	—	—	(249,514)	(249,514)	—
Balance, March 31, 2021	427,915	$428	$711,698	$(898,025)	$(185,899)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(249,514)	$(42,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	316	288
Non-cash interest expense (debt discount and deferred costs)	972	2,191
Change in fair value of derivatives	180,899	(10,311)
Loss on fair value adjustment of option	52,675	—
(Gain) Loss on extinguishment of debt and option	(330)	4,546
Impairment cost	782	—
Stock-based compensation expense	1,740	1,869
Provision for inventory obsolescence and net realizable value	—	12,551
Loss on disposal of assets	—	181
Changes in assets and liabilities:
Accounts receivable	1,301	9,384
Prepaid expenses and other current assets	(677)	(1,229)
Inventory	(1,303)	(617)
Deposits and other assets	(30)	(57)
Accounts payable	(833)	(1,795)
Accrued expenses and other liabilities	(3,411)	(2,305)
Accrued interest	1,155	(1,151)
Net cash used in operating activities	(16,258)	(29,048)
Cash flows from investing activities
Capital expenditures	(11)	(100)
Net cash used in investing activities	(11)	(100)
Cash flows from financing activities
Issuance of common stock, net	152,087	(87)
Proceeds from exercise of stock options and stock warrants	1,804	498
Repayment of term loans	—	(48,396)
Proceeds from issuance of Masters preferred stock, net	22,783	—
Net cash provided by (used in) financing activities	176,674	(47,985)
Net increase (decrease) in cash, cash equivalents and restricted cash	160,405	(77,133)
Cash, cash equivalents and restricted cash, at beginning of period	18,205	95,938
Cash, cash equivalents and restricted cash, at ending of period	$178,610	$18,805

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,927	$3,344
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$—	$48
Issuance of common stock converted from preferred shares	54,166	—
Issuance of common stock converted from notes payables	4,925	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

2.	Liquidity and Capital Resources

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable, and its net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, the Company had an accumulated deficit of $898.0 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of March 31, 2021, the Company had cash and cash equivalents of $178.6 million.

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

On January 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by the Company, are approximately $46.1 million.

On November 9, 2020, the Company entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date.

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as “Series A Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of March 31, 2021.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2021 and December 31, 2020, results of operations, comprehensive loss, and changes in stockholder’s equity (deficit) for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the

Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 5, 2021. The interim results for March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2021 and 2020, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	March 31,	December 31,
	2021	2020
Cash ⁽¹⁾	$8,607	$18,002
Money market funds	170,003	3
Cash and cash equivalents	$178,610	$18,005
(1)	Includes overnight repurchase agreements

Restricted Cash

The Company’s restricted cash previously included pledged cash as collateral related to its credit card program with Silicon Valley Bank (“SVB”). The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$178,610	$18,005
Restricted cash	—	200
Cash, cash equivalents and restricted cash	$178,610	$18,205

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management identified an indicator of impairment for a right of use asset and recorded an immaterial expense as of March 31, 2021.

Warranty Obligation

The Company provides a warranty of one year on its smart transmitters. Additionally, the Company may also replace Eversense system components that do not function in accordance with the product specifications. Estimated replacement costs are recorded at the time of shipment as a charge to cost of sales in the consolidated statement of operations and are developed by analyzing product performance data and historical replacement experience, including comparing actual replacements to revenue.

At March 31, 2021 and December 31, 2020, the warranty reserve for both periods was $0.6 million. The decrease in warranty reserve balance was attributable to the decrease in warranty provisions during the period as a result of the temporary suspension of commercial sales of Eversense. The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2021 and for the twelve months ended December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Balance at beginning of the period	$646	$2,197
Provision for warranties during the period	(29)	(266)
Settlements made during the period	(60)	(1,285)
Balance at end of the period	$557	$646

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

The Company generates revenue from sales of its Eversense CGM system and related components at a fixed price to its strategic partner, Ascensia, third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States (collectively, “Customers”), who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Customer contracts do not include the right to return unless there is a product issue, in which case the Company may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

Revenue is recognized, at a point in time, when the Customers obtain control of the product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which is expected to be received in exchange for the product. Contracts with the Customers include performance obligations for supply of goods and the performance obligation is typically satisfied upon transfer of control of the product. Distribution contracts may also contain requirements for training and customer service support; however, these are not assessed as performance obligations given the activities are considered immaterial in the context of the contract. The payment terms and conditions of the Customers vary, but the Company is typically paid within 60 days of invoicing subsequent to the Customers obtaining control of the Company’s product.

Revenue is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. The Company’s contracts may contain variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, such as, discounts and prompt-pay incentives, are treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions. The Company’s estimates used in determining the variable consideration on a sale transaction may be adjusted each reporting period depending on actual results, provided a change does not reflect a modification to the original contract.

Contract assets consist of trade receivables from customers in the United States and are recorded at net realizable value, which is generally the contractual price but may be net of anticipated prompt-pay or promotional discounts.

Concentration of Revenue and Customers

For the three months ended March 31, 2021, the Company derived 81% of its total revenue from one customer, Ascensia. For the three months ended March 31, 2020, the Company did not derive more than 10% of its total revenue from any one customer. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,533	89.0%	$12	33.3%
United States	313	11.0	24	66.7
Total	$2,846	100.0%	$36	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company does not have a history of collectability concerns, however an immaterial allowance for uncollectible accounts was recorded as of March 31, 2021 and December 31, 2020.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at March 31, 2021 and 2020, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted net loss per share, was as follows:

	March 31,
	2021	2020
Convertible preferred shares
Stock-based awards	29,827,858	18,918,008
2023 Notes	5,224,594	6,672,500
PHC Notes	65,757,177	—
2025 Notes	39,689,142	63,018,091
Warrants	13,532,533	5,196,581
Total anti-dilutive shares outstanding	154,031,304	93,805,180

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

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. There were no exit or disposal activities for the three months ended March 31, 2021.

Recent Accounting Pronouncements

Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company has adopted this guidance as of January 1, 2021 and did not have a material impact on the consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning December 15, 2020, including interim periods within that fiscal year. The Company will adopt this guidance on its effective date of January 1, 2022.

4. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$556	$203
Work-in-process	3,562	2,626
Raw materials	2,466	2,452
Total	$6,584	$5,281

The Company charged $15.0 million to cost of sales for the three months ended March 31, 2020, to reduce the value of inventory for items that are potentially obsolete, in excess of product demand, or to adjust costs to their net realizable value. There was no corresponding charge for the three months ended March 31, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Contract manufacturing⁽¹⁾	$3,345	$3,324
Insurance	294	50
Marketing and sales	292	53
IT and software	152	150
Rent	102	102
Unbilled revenue	86	—
Consulting	82	84
Other	71	—
Clinical and preclinical	23	11
Interest receivable	4	—
Total prepaid expenses and other current assets	$4,451	$3,774

(1)	Includes deposits for manufacturing and amounts for materials procured by contract manufacturers on behalf of the Company and applied as consumed in the manufacturing process.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Interest on notes payable	$2,929	$1,773
Professional and administration services	1,472	880
Contract manufacturing	1,192	1,421
Compensation and benefits	1,095	4,344
Research and development	835	842
Operating lease	821	794
Product warranty and replacement obligations	557	646
Sales and marketing services	429	615
Other	186	151
Patient access programs	119	208
Total accrued expenses and other current liabilities	$9,635	$11,674

7.Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with SVB.

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by SVB. The Company may apply for forgiveness any time on or before the maturity date of the loan. If the Company does not apply for loan forgiveness within ten months after the last day of the covered period, the PPP loan is no longer deferred, and the Company must begin paying principal and interest.

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

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including (i) failing to make a payment when due under the PPP Note, (ii) failure to do anything required by the PPP Note or any other loan document, (iii) defaults of any other loan with SVB, (iv) failure to disclose any material fact or make a materially false or misleading representation to SVB or SBA, (v) default on any loan or agreement with another creditor, if SVB believes the default may materially affect the Company’s ability to pay the PPP Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the SVB believes may materially affect the Company’s ability to pay the PPP Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SVB’s prior written consent, or (x) becoming the subject of a civil or criminal action that SVB believes may materially affect the Company’s ability to pay the PPP Note. Upon the occurrence of an event of default, SVB has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

Convertible Preferred Stock and Warrants

On November 9, 2020, the Company entered into the (the “Equity Line Agreement”) with Energy Capital, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company having less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000.00 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000.00 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of our common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the issuance of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs. The fair value as of March 31, 2021 was $68.9 million.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant expires, if unexercised, on November 9, 2030.

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. As of March 31, 2021, all 25,783 shares of Series A Preferred Stock have been converted to common stock. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021, resulting in a gain on extinguishment of $3.5 million.

Convertible Notes

Highbridge Loan Agreement

On April 21, 2020, the Company entered into the Highbridge Loan Agreement with certain funds managed by Highbridge Capital Management, LLC (“Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”) and Wilmington Savings Fund Society, SCB, as collateral agent. Pursuant to the Highbridge Loan Agreement, the Company borrowed an aggregate principal amount of $15.0 million in aggregate principal through the issuance and sale of First Lien Notes (the “First Lien Notes”) on April 24, 2020. In connection with the Highbridge Loan Agreement and receipt of the first tranche of borrowing, the Company issued 1,500,000 shares of its common stock to the Lenders as a commitment fee. On August 14, 2020, the Company prepaid the First Lien Notes in full, including the discounted prepayment premium, in the amount of approximately $17.6 million and recognized a loss on extinguishment in the amount of $0.7 million.

Exchange Agreement with Highbridge

On April 21, 2020, the Company entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange of $24.0 million aggregate principal amount of the Company’s outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes (the “Second Lien Notes”), (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged (the “Exchange”). The Exchange closed on April 24, 2020. During 2020, Highbridge voluntarily converted all $15.7 million of outstanding principal amount of the Second Lien Notes for 42,776,936 shares of the Company’s common stock.

PHC Notes

On August 9, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with PHC, as the purchaser (together with the other purchasers from time to time party thereto, the “Note Purchasers”) and Alter Domus (US) LLC, as collateral agent. Pursuant to the Note Purchase Agreement, the Company borrowed $35.0 million in aggregate principal through the issuance and sale of the PHC Notes on August 14, 2020 (the “Closing Date”). The Company also issued 2,941,176 shares of its common stock, $0.001 par value per share to PHC as a financing fee (the “Financing Fee Shares”) on the Closing Date. The Financing Fee Shares are accounted for as debt discount in the amount of $1.5 million.

The PHC Notes are senior secured obligations of the Company and will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate will decrease to 8.0% if the Company obtains approval for 180-day Eversense for marketing in the United States, subject to certain conditions. The maturity date for the PHC Notes is October 31, 2024 (the “Maturity Date”). The obligations under the PHC Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

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

Subject to specified conditions, on or after October 31, 2022, the PHC Notes are redeemable by the Company if the closing sale price of the common stock exceeds 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount, plus any accrued but unpaid interest. On or after October 31, 2023, the PHC Notes are redeemable by the Company upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount, plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the Maturity Date or a call premium of 125% if redeemed within six months of the Maturity Date.

The Note Purchase Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contains customary events of default, after which the PHC Notes become due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the purchased put option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC purchased put option. As such, the measurement alternative in ASC 321 for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the purchased put option. The Company developed an estimated fair value at March 31, 2021 to be $1.1 million, and an impairment loss of $0.8 million was recognized in net income as the difference between the fair value of the investment and its carrying amount.

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

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes that will mature on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. The 2025 Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

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

In connection with the Exchange on April 24, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge were exchanged for $15.7 million of Second Lien Notes, (i) 11,026,086 shares of common stock, (ii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iii) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. This transaction modified the original 2025 Notes outstanding with Highbridge and resulted in $13.2 million of deferred issuance fees and debt discounts associated with the exchanged 2025 Notes being transferred as a discount to the Second Lien Notes.

For the three months ended March 31, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock.

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

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,452)	-	13,248
2025 Notes	51,199	(23,994)	(402)	26,803
PHC Notes	35,000	(21,433)	(1,310)	12,257
PPP Loan	5,763	-	-	5,763

	December 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,755)	-	12,945
2025 Notes	57,700	(28,276)	(431)	28,993
PHC Notes	36,312	(22,237)	(1,359)	12,716
PPP Loan	5,763	-	-	5,763

Interest expense related to the notes payable for the three months ended March 31, 2021 and March 31, 2020 was as follows (dollars in thousands):

	March 31, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Final Payment Fee ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	303	-	-	-	509
2025 Notes	5.25%	757	1,110	18	3,183	-	5,068
PHC Notes	9.50%	794	804	49	-	-	1,647
PPP Loan	1.00%	14	-	-	-	-	14
Total		1,771	2,217	67	3,183	-	7,238

	March 31, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Final Payment Fee ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	887	139	36	-	240	1,302
2023 Notes	5.25%	1,087	1,476	22	-	-	2,585
2025 Notes	5.25%	206	276	-	-	-	482
Total		2,180	1,891	58	-	240	4,369

The following are the scheduled maturities of the Company’s notes payable as of March 31, 2021, including PIK interest on the Second Lien Notes (in thousands):

2021 (remaining nine months)	$3,202
2022	2,561
2023	15,700
2024	35,000
Thereafter	51,199
Total	$107,662

8.	Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50.0 million in gross proceeds of its common stock. During the three months ended March 31, 2021 the Company did not sell any shares of common stock under the Open Market Sale Agreement. During the three months ended March 31, 2020, the Company sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the three months ended March 31, 2021, the Company sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the three months ended March 31, 2020, the Company did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources in the accompanying unaudited consolidated financial statements.

9. Stock-Based Compensation

2015 Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), under which incentive stock options, non-qualified stock options and restricted stock units may be granted to the Company’s employees and certain other persons in accordance with the 2015 Plan provisions, such as officers and directors. In February 2016, the Company’s Board of Directors adopted, and the Company’s stockholders approved, an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”), which became effective on March 17, 2016. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of March 31, 2021, 12,579,673 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2021, 1,112,458 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At March 31, 2021 there were 8,708,820 shares of common stock available for issuance under the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 2,999,827 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

10.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$170,003	$170,003	$—	$—
PHC Option	1,104	—	—	1,104
Liabilities
Energy Capital Option	$68,923	$—	$—	$68,923
Embedded features of the 2023 Notes	7,085	—	—	7,085
Embedded features of the PHC Notes	150,091	—	—	151,813
Embedded features of the 2025 Notes	84,120	—	84,120	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
PHC Option	1,886	—	—	1,886
Liabilities
Energy Capital Option	$16,255	$—	$—	$16,255
Masters Option	23,479	—	—	23,479
Embedded features of the 2023 Notes	622	—	—	622
Embedded features of the PHC Notes	45,647	—	—	45,647
Embedded features of the 2025 Notes	15,850	—	15,850	—
(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2020	$84,117
Conversion of financial instruments	(19,973)
Loss on fair value adjustment of option	52,675
Loss on change in fair value of derivatives	112,629
Gain on extinguishment of option	(3,513)
Financial asset impairment cost	782
March 31, 2021	$226,717

The recurring Level 3 fair value measurements of the embedded features of the notes payable include the following significant unobservable inputs at March 31, 2021:

	2023 Notes	PHC Notes
Unobservable Inputs	Assumptions	Assumptions
Risky (bond) rate	30.0%	15.0%
Stock price volatility	—%	95%
Probabilities of conversion provisions	—%	5.0% - 75.0%
Time period until maturity (yrs)	1.84	0.50 - 3.58
Dividend yield	—%	—%

11.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2021 or March 31, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2021 and December 31, 2020.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three months ended March 31, 2021.

12.	Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the three months ended March 31, 2021 was $2.4 million and the amount due from Ascensia as of March 31, 2021 was $1.4 million. At March 31, 2021, the Company had estimated replacement obligations under warranties in the amount of $0.2 million.

Roche Holding A.G, through its ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. Revenue from Roche during each of the three months ended March 31, 2021 and March 31, 2020 was less than $0.1 million and amounts due from Roche was also less than $0.1 million at March 31, 2021 and March 31, 2020. At March 31, 2021, the Company had estimated replacement obligations under warranties in the amounts of $0.3 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, including the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2021. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the "Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

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

COVID-19 and Restructuring and Transition of Commercial Strategy

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. Although the state of Maryland is gradually undergoing a phased reopening plan, substantially all of our workforce is still working from home either all or substantially all of the time. As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash resources, in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users, including ensuring broader insurance coverage for Eversense, and the development and regulatory submission of our new 180-day Eversense product in the United States. In connection with these actions, on March 26, 2020, we reduced our workforce by approximately 60%, over half of which were sales personnel.

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide for people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are Europe, the Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and the parties have been planning and making arrangements for Ascensia to ramp up sales activities and more fully assume commercial responsibilities in the second quarter of 2021. The Eversense 180-day product is planned to be marketed upon receipt of marketing approval from the FDA. In Germany, Italy and Switzerland, Spain, Poland and the Netherlands, Ascensia assumed commercial responsibilities for Eversense XL beginning on February 1, 2021. For Sweden and Norway, Ascensia will assume commercial responsibilities later this year. Ascensia is entitled to receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend in order to maintain its exclusive distribution rights. Ascensia purchases Eversense and Eversense XL from us at negotiated prices. We remain responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

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

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche. Pursuant to the agreement, as amended, we granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, under the distribution agreement, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions and was obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract. On November 30, 2020 we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales conclude on January 31, 2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021, subject to Roche providing certain transition and wind-down services for approximately six months in markets where Ascensia is not initiating distribution.

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors in the European Union and to a network of strategic fulfillment partners in the United States, or collectively, Customers, who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

We recognize revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our contracts may contain some form of variable consideration such as prompt-pay discounts or tier-volume price discounts. Variable consideration, including reimbursements paid by us to our Customers in accordance with the Eversense Bridge Program initiated in March 2019 and ended on December 31, 2020, and to a lesser extent, other discounts, is treated as a reduction in revenue when the product sale is recognized. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, insurance payor mix, reimbursement rates, and market conditions.

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

Concentration of Revenue and Customers

For the three months ended March 31, 2021, the Company derived 81% of its total revenue from one customer, Ascensia. For the three months ended March 31, 2020, the Company did not derive more than 10% of its total revenue from any one customer. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,533	89.0%	$12	33.3%
United States	313	11.0	24	66.7
Total	$2,846	100.0%	$36	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We do not have a history of collectability concerns; however, an immaterial allowance for uncollectible accounts was recorded as of March 31, 2021 and at December 31, 2020.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,		Period-to-
	2021	2020	Period Change

	(in thousands)
Revenue, net	$487	$31	$456
Revenue, net - related parties	2,359	5	2,354
Total revenue	2,846	36	2,810
Cost of sales	2,320	19,670	(17,350)
Gross profit (loss)	526	(19,634)	20,160

Expenses:
Sales and marketing expenses	1,613	11,145	(9,532)
Research and development expenses	5,255	7,362	(2,107)
General and administrative expenses	4,974	5,690	(716)
Operating loss	(11,316)	(43,831)	32,515
Other (expense) income, net:
Interest income	9	209	(200)
Loss on fair value adjustment of option	(52,675)	—	(52,675)
Gain (Loss) on extinguishment of debt and option	330	(4,546)	4,876
Interest expense	(4,058)	(4,373)	315
Gain (Loss) on change in fair value of derivatives	(180,899)	10,311	(191,210)
Impairment cost	(782)	—	(782)
Other expense	(123)	(363)	240
Total other (expense) income, net	(238,198)	1,238	(239,436)

Net loss	$(249,514)	$(42,593)	$(206,921)

Revenue, net

Our net revenue increased $2.8 million to $2.8 million for the three months ended March 31, 2021, compared to less than $0.1 million for the three months ended March 31, 2020. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union.

Cost of sales

Our cost of sales decreased $17.4 million to $2.3 million for the three months ended March 31, 2021, compared to $19.7 million for the three months ended March 31, 2020. The decrease was primarily attributed to the reduction of inventory obsolescence of $15.0 million and scrap expense of $1.2 million, as well as the sales of previously impaired inventory.

Gross profit was $0.5 million and $(19.6) million for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit was primarily due to the reduced inventory related expenses described above, as well as increased sales due to sales to Ascensia under the Commercialization Agreement.

Sales and marketing expenses

Sales and marketing expenses were $1.6 million for the three months ended March 31, 2021, compared to $11.1 million for the three months ended March 31, 2020, a decrease of $9.5 million. The decrease was primarily the result of our headcount reduction in March 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $6.1 million and a decline of $3.4 million related to travel, trade shows, consultants and other marketing programs to market Eversense. These activities are now the responsibility of Ascensia, as a result of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $5.3 million for the three months ended March 31, 2021, compared to $7.4 million for the three months ended March 31, 2020, a decrease of $2.1 million. The decrease was due to a reduction of $1.1 million for clinical trial costs primarily related to the PROMISE trial, $0.4 million lower contract fabrication costs due to timing, $0.4 million for salary and other personnel related costs following our reduction in workforce in March 2020 and $0.2 million for other R&D expenses.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2021, compared to $5.7 million for three months ended March 31, 2020, a decrease of $0.7 million. The decrease was primarily due to a reduction of $1.0 million for legal, occupancy and other administrative expenses including accounting services and recruiting expense, partially offset by an increase of $0.3 million for personnel costs related to stock-based compensation.

Total other (expense) income, net

Total other expense, net, was $238.2 million for the three months ended March 31, 2021, compared to other income, net, of $1.2 million for the three months ended March 31, 2020, a decrease of $239.4 million. The decrease was primarily due to a $191.2 million non-cash loss on the fair value of the embedded derivatives in our convertible notes, a $52.7 million increase in non-cash loss on fair value adjustment of the Energy Capital Option, impairment cost of $0.8 million on the PHC Option classified as an asset and a $0.2 million reduction in interest income, partially offset by a decrease of $4.9 million in loss on extinguishment of debt, a decrease of $0.3 million in interest expense and a decrease of $0.3 million in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $898.0 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of March 31, 2021, we had cash and cash equivalents of $178.6 million.

On January 21, 2021, we entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”). The price to the public in the Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. Total net proceeds from the Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 17, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”), pursuant to which we sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by us are approximately $46.1 million.

On November 9, 2020, we entered into an equity line agreement, (“Equity Line Agreement”), with Energy Capital, LLC (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock, or the Series B Preferred Stock, at our request from time to time during the 24-month term of the Equity Line Agreement.

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

Concurrently with entry into the Equity Line Agreement, we issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share, (the “Warrant”). The Warrant expires, if unexercised, on November 9, 2030.

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we issued $35.0 million in aggregate principal amount PHC Notes, to Ascensia’s parent company, PHC, on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant to the Highbridge Loan Agreement, in the amount of approximately $17.6 million.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. As of March 3, 2021, all 25,783 shares of Series A Preferred Stock have been converted to common stock.

We believe that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for us, the manufacturing of Eversense and continued product development, including the U.S. launch of the new 180-day Eversense product, if approved. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with our plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Management has concluded that based on our current operating plans, existing cash and cash equivalents will be sufficient to meet our anticipated operating needs through 2022.

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50.0 million in gross proceeds of its common stock. During the three months ended March 31, 2021 we did not sell any shares of common stock under the Open Market Sale Agreement. During the three months ended March 31, 2020, we sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the three months ended March 31, 2021, we sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the three months ended March 31, 2020, we did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources in the accompanying unaudited consolidated financial statements.

Indebtedness

Term Loans

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by the PPP Note dated April 21, 2020, or the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by SVB. We may apply for forgiveness any time on or before the maturity date of the loan. If we do not apply for loan forgiveness within ten months after the last day of the covered period, the PPP loan is no longer deferred, and we must begin paying principal and interest.

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

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including (i) failing to make a payment when due under the PPP Note, (ii) failure to do anything required by the PPP Note or any other loan document, (iii) defaults of any other loan with SVB, (iv) failure to disclose any material fact or make a materially false or misleading representation to SVB or SBA, (v) default on any loan or agreement with another creditor, if SVB believes the default may materially affect our ability to pay the PPP Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of our business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that SVB believes may materially affect our ability to pay the PPP Note, (ix) if we reorganize, merge, consolidate, or otherwise change ownership or business structure without SVB’s prior written consent, or (x) becoming the subject of a civil or criminal action that SVB believes may materially affect our ability to pay the PPP Note. Upon the occurrence of an event of default, SVB has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from us, and file suit and obtain judgment against us.

Convertible Notes

The following table summarizes our outstanding notes payable at March 31, 2021:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	51.2	January 15, 2025	757.5758	1.32
PHC Notes	August 2020	9.50%	35.0	October 31, 2024	1867.4136	0.54

2023 Notes

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, (the :2023 Notes”), of which $15.7 million in aggregate principal remains after some of the holders exchanged their 2023 Notes for 2025 Notes, as defined below, in July 2019.

2025 Notes

In July 2019, we issued $82.0 million in aggregate principal amount of senior convertible notes that will mature on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. In connection with the Exchange on

April 24, 2020, $24.0 million in aggregate principal of Highbridge’s outstanding 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of Second Lien Notes, (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged.

For additional information on the 2025 Notes and the 2023 Notes, see Note 7—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

PHC Notes

On August 9, 2020, we entered into a note purchase agreement with PHC, pursuant to which we agreed to borrow $35.0 million in aggregate principal through the issuance and sale of PHC Notes on or prior to August 14, 2020. The PHC Notes will be senior secured obligations and will be guaranteed on a senior secured basis by our wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% will be payable semi-annually in cash or, at our option, payment in kind. The interest rate will decrease to 8.0% if we obtain approval for 180-day Eversense product for marketing in the United States, subject to certain conditions. The maturity date for the PHC Notes will be October 31, 2024, provided that the maturity date will accelerate if we have not repaid our Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes.

PHC will be entitled to convert the PHC Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the PHC Notes, equivalent to a conversion price of approximately $0.54 per share, subject to specified anti-dilution adjustments, including adjustments for our issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such notice of redemption or corporate event. In certain circumstances, we will be required to pay cash in lieu of delivering make whole shares unless we obtain stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the PHC Notes are redeemable by us if the closing sale price of the common stock exceeds 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount, plus any accrued but unpaid interest. On or after October 31, 2023, the PHC Notes are redeemable by us upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount, plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the maturity date or a call premium of 125% if redeemed within six months of the maturity date.

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

We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current published operating plans through 2022. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(16,258)	$(29,048)
Net cash used in investing activities	(11)	(100)
Net cash provided by (used in) financing activities	176,674	(47,985)
Net increase (decrease) in cash, cash equivalents and restricted cash	$160,405	$(77,133)

Net cash used in operating activities

Net cash used in operating activities was $(16.3) million for the three months ended March 31, 2021 and consisted of a net loss of $249.5 million, a net change in operating assets and liabilities of $3.8 million (mostly due to declines in accruals and accounts payables of $4.3 million, a reduction in inventory of $1.3 million and lower prepaid and other current assets of $0.7 million, reflecting reduced operational activities, offset by $1.3 million for collections of accounts receivable in the first quarter of 2021 and $1.2 million in accrued interest) and a $0.3 million for gain on extinguishment for the convertible notes and options, offset by $180.9 million due to the change in fair value of derivatives on convertible notes, a $52.7 million loss on fair value adjustment of the option, $1.7 million for stock based compensation and net for increased impairment reserves, depreciation/amortization and non-cash items of $2.0 million.

Net cash used in operating activities was $29.0 million for the three months ended March 31, 2020 and consisted of a net loss of $42.6 million, a net change in operating assets and liabilities of $4.1 million mostly due to collections of accounts receivable at December 31, 2019 collected from Roche in the first quarter of 2020 and reductions in inventory, net for increased impairment reserves, as well as net non-cash items of $10.0 million, including a change of $12.5 million for inventory net realizable value charges, and a $4.5 million extinguishment loss on the Solar Loan Agreement, offset by a $8.2 million change in fair value of the embedded derivatives on the 2023 and 2025 Notes over the prior period..

Net cash used in investing activities

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2021 and consisted of capital expenditures laboratory and production equipment at our contract manufacturers.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $176.7 million for the three months ended March 31, 2021 and primarily consisted of $152.1 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $1.8 million for proceeds related to exercise off stock options and warrants.

Net cash used in financing activities was $48.0 million for the three months ended March 31, 2020 and primarily consisted of $45.0 for the repayment of outstanding principal on our Solar Loan Agreement and $3.4 million for a final payoff fee and prepayment premium.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021 we did not have any off-balance sheet arrangements as defined by SEC rules.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $178.6 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2021, which could increase our foreign currency and interest rate risk.

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

The 2019 fiscal year was the first year we were required to have an auditor’s attestation report on our system of ICFR pursuant to SOX. As a result of these amendments, we are no longer required to have our independent auditor attest to our ICFR, however, we will reassess our classification as a non-accelerated filer as of December 31, 2021, based on our public float as of June 30, 2021.

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

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

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 18, 2020).

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

3.7

Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 5, 2021).

10.1

Form of Securities Purchase Agreement, dated as of January 17, 2021, by and among Senseonics Holdings, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on January 19, 2021).

10.2

Engagement Letter, dated as of January 15, 2021, by and between Senseonics Holdings, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on January 19, 2021).

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

SENSEONICS HOLDINGS, INC.

Date: May 13, 2021	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)