Form 10-Q
period 2021-06-30
Senseonics Holdings, Inc.
filed 2021-08-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

There were 445,254,993 shares of common stock, par value $0.001, outstanding as of August 5, 2021.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,754	$18,005
Restricted cash	—	200
Short term investments, net	93,337	—
Accounts receivable, net	207	565
Accounts receivable - related parties	2,584	2,421
Inventory, net	8,816	5,281
Prepaid expenses and other current assets	4,533	3,774
Total current assets	179,231	30,246

Option	723	1,886
Deposits and other assets	1,861	2,229
Long term investments, net	51,919	—
Property and equipment, net	1,391	1,557
Total assets	$235,125	$35,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,032	$1,762
Accrued expenses and other current liabilities	11,225	11,674
Term Loans, net	5,763	3,202
Total current liabilities	20,020	16,638

Long-term debt and notes payables, net	54,664	57,216
Derivative liabilities	367,379	62,119
Option	104,653	39,734
Other liabilities	1,049	1,483
Total liabilities	547,765	177,190

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 shares issued and outstanding as of June 30, 2021 and 3,000 shares issued and outstanding as of December 31, 2020	—	2,811
Total temporary equity	—	2,811

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized; 445,124,690 and 265,582,688 shares issued and outstanding as of June 30, 2021 and December 31, 2020	445	266
Additional paid-in capital	765,262	504,162
Accumulated other comprehensive loss, net of tax	(16)	—
Accumulated deficit	(1,078,331)	(648,511)
Total stockholders' deficit	(312,640)	(144,083)
Total liabilities and stockholders’ deficit	$235,125	$35,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue, net	$433	$216	$920	$247
Revenue, net - related parties	2,856	45	5,215	50
Total revenue	3,289	261	6,135	297
Cost of sales	2,897	1,404	5,217	21,074
Gross profit (loss)	392	(1,143)	918	(20,777)

Expenses:
Sales and marketing expenses	1,644	3,142	3,257	14,287
Research and development expenses	7,107	3,796	12,362	11,159
General and administrative expenses	7,531	4,445	12,505	10,134
Operating loss	(15,890)	(12,526)	(27,206)	(56,357)
Other (expense) income, net:
Interest income	247	8	256	217
Loss on fair value adjustment of option	(35,730)	—	(88,405)	—
Gain (Loss) on extinguishment of debt and option	—	(6,385)	330	(10,931)
Interest expense	(4,034)	(3,555)	(8,092)	(7,928)
Gain (Loss) on change in fair value of derivatives	(124,361)	15,238	(305,260)	25,549
Impairment cost	(381)	—	(1,163)	—
Other expense	(157)	(295)	(280)	(658)
Total other (expense) income, net	(164,416)	5,011	(402,614)	6,249

Net loss	(180,306)	(7,515)	(429,820)	(50,108)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(16)	—	(16)	—
Total other comprehensive loss, net of tax	(16)	—	(16)	—
Total comprehensive loss	$(180,322)	$(7,515)	$(429,836)	$(50,108)

Basic and diluted net loss per common share	$(0.42)	$(0.03)	$(1.08)	$(0.24)
Basic and diluted weighted-average shares outstanding	431,840,854	220,305,606	398,244,296	212,025,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended June 30, 2020:
Balance, March 31, 2020	204,445	204	466,771	—	(515,936)	(48,961)	$—
Exercise of stock options, vesting of RSUs and ESPP purchases	214	—	—	—	—	—	—
Exchange and conversion of convertible notes, net	25,893	27	14,223	—	—	14,250	—
Stock-based compensation expense	—	—	1,409	—	—	1,409	—
Issuance of warrants related to debt, net	—	—	1,212	—	—	1,212
Net loss	—	—	—	—	(7,515)	(7,515)	—
Balance, June 30, 2020	230,552	$231	$483,615	$—	$(523,451)	$(39,605)	$—

Six months ended June 30, 2020:
Balance, December 31, 2019	203,453	203	464,491	—	(473,343)	(8,649)	$—
Issuance of common stock, net	175	—	(86)	—	—	(86)	—
Exercise of stock options, vesting of RSUs and ESPP purchases	1,031	1	497	—	—	498	—
Exchange and conversion of convertible notes, net	25,893	27	14,223	—	—	14,250	—
Stock-based compensation expense	—	—	3,278	—	—	3,278
Issuance of warrants related to debt, net	—	—	1,212	—	—	1,212	—
Net loss	—	—	—	—	(50,108)	(50,108)	—
Balance, June 30, 2020	230,552	$231	$483,615	$—	$(523,451)	$(39,605)	$—

Three months ended June 30, 2021:
Balance, March 31, 2021	427,915	428	711,698	—	(898,025)	(185,899)	—
Issuance of common stock, net	12,831	13	48,340	—	—	48,353	—
Exercise of stock options and warrants	1,588	1	2,190	—	—	2,191	—
Issued common stock for vested RSUs and ESPP purchase	2,791	3	—	—	—	3	—
Stock-based compensation expense	—	—	3,034	—	—	3,034	—
Net loss	—	—	—	—	(180,306)	(180,306)	—
Other comprehensive loss, net of tax	—	—	—	(16)	—	(16)	—
Balance, June 30, 2021	445,125	$445	$765,262	$(16)	$(1,078,331)	$(312,640)	$—

Six months ended June 30, 2021:

Balance, December 31, 2020	265,582	266	504,162	—	(648,511)	(144,083)	2,811
Issuance of convertible preferred stock, net	—	—	—	—	—	—	42,756
Conversion of preferred stock	54,166	54	45,512	—	—	45,566	(45,567)
Issuance of common stock, net	112,571	113	200,327	—	—	200,440	—
Exercise of stock options and warrants	5,027	4	3,885	—	—	3,889	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—
Issued common stock for vested RSUs and ESPP purchase	2,854	3	47	—	—	50	—
Stock-based compensation expense	—	—	4,833	—	—	4,833	—
Net loss	—	—	—	—	(429,820)	(429,820)
Other comprehensive loss, net of tax	—	—	—	(16)	—	(16)	—
Balance, June 30, 2021	445,125	$445	$765,262	$(16)	$(1,078,331)	$(312,640)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(429,820)	(50,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	612	569
Non-cash interest expense (debt discount and deferred costs)	3,327	4,650
Change in fair value of derivatives	305,260	(25,549)
Loss on fair value adjustment of option	88,405	—
(Gain) Loss on extinguishment of debt and option	(330)	10,931
Impairment cost	1,163	—
Stock-based compensation expense	4,721	3,278
Provision for inventory obsolescence and net realizable value	—	11,981
Loss on disposal of assets	—	181
Changes in assets and liabilities:
Accounts receivable	196	9,709
Prepaid expenses and other current assets	(761)	(1,177)
Inventory	(3,535)	798
Deposits and other assets	(30)	(15)
Accounts payable	1,269	(4,179)
Accrued expenses and other liabilities	(1,325)	(6,062)
Accrued interest	441	(401)
Operating lease liabilities	—	(383)
Net cash used in operating activities	(30,407)	(45,777)
Cash flows from investing activities
Capital expenditures	(47)	(178)
Purchase of marketable securities	(145,271)	—
Net cash used in investing activities	(145,318)	(178)
Cash flows from financing activities
Issuance of common stock, net	200,440	(87)
Proceeds from exercise of stock options, stock warrants and ESPP purchases	4,051	499
Proceeds from debt issuance, net	—	20,200
Proceeds from issuance of Masters preferred stock, net	22,783	—
Repayment of term loans	—	(48,396)
Cost of issuance of Second Lien Notes	—	(602)
Net cash provided by (used in) financing activities	227,274	(28,386)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,549	(74,341)
Cash, cash equivalents and restricted cash, at beginning of period	18,205	95,938
Cash, cash equivalents and restricted cash, at ending of period	$69,754	$21,597

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,310	$3,690
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$—	20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable, and its net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, the Company had an accumulated deficit of $1.1 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $215.0 million.

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50 million in gross proceeds of common stock. In June 2021, the Company received $48.4 million in net proceeds from the sale of 12,830,333 shares, utilizing the full capacity under this agreement. For the six months ended June 30, 2020, the Company received $0.1 million in net proceeds from the sale of 175,289 shares under this agreement.

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

On November 9, 2020, the Company entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company has less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

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

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as “Series A Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of June 30, 2021.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the

United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2021, and December 31, 2020, results of operations, comprehensive loss, and changes in stockholder’s equity (deficit) for the three and six months ended June 30, 2021, and 2020 and cash flows for the six months ended June 30, 2021, and 2020 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 5, 2021. The interim results for June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2021, the Company’s comprehensive loss included less than $0.1 million of other comprehensive loss related to the unrealized loss on marketable securities. For the three and six months ended June 30, 2020, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	June 30,	December 31,
	2021	2020
Cash ⁽¹⁾	$10,403	$18,002
Money market funds	59,351	3
Cash and cash equivalents	$69,754	$18,005
(1)	Includes overnight repurchase agreements

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

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$69,754	$18,005
Restricted cash	—	200
Cash, cash equivalents and restricted cash	$69,754	$18,205

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management identified an indicator of impairment for a right of use asset and recorded an immaterial expense for the six months ended June 30, 2021. There was no impairment recorded for the three months ended June 30, 2021.

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

At June 30, 2021, and December 31, 2020, the warranty reserve for both periods was $0.6 million. The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2021 and for the twelve months ended December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Balance at beginning of the period	$646	$2,197
Provision for warranties during the period	578	(266)
Settlements made during the period	(623)	(1,285)
Balance at end of the period	$601	$646

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

The Company generates revenue from sales of its Eversense CGM system and related components at a fixed price to third-party distributors in the European Union and to strategic fulfillment partners in the United States, and a combination of fixed and variable prices to its strategic partner, Ascensia (collectively, “Customers”), who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. Customer contracts do not include the right to return unless there is a product issue, in which case the Company may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

Revenue is recognized, at a point in time, when the Customers obtain control of the product based upon the delivery terms as defined in the contract, at an amount that reflects the consideration which is expected to be received in exchange for the product. Contracts with the Customers include performance obligations for supply of goods and the performance obligation is typically satisfied upon transfer of control of the product. Distribution contracts may also contain requirements for training and customer service support; however, these are not assessed as performance obligations given the activities are considered immaterial in the context of the contract. The payment terms and conditions of the Customers vary, but the Company is typically paid within 60 days of invoicing subsequent to the Customers obtaining control of the Company’s product.

The Company’s contracts contain variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable consideration, such as revenue share is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgement. Depending on the variable consideration, the Company estimates the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions. The Company’s estimates used in determining the variable consideration on a sale transaction may be adjusted each reporting period depending on actual results, provided a change does not reflect a modification to the original contract.

Contract assets consist of trade receivables and unbilled receivables from customers and are recorded at net realizable value. Unbilled receivables relate to the revenue share variable consideration from the Ascensia commercial agreement.

Concentration of Revenue and Customers

For the three months ended June 30, 2021, the Company derived 87% of its total revenue from one customer, Ascensia. For the three months ended June 30, 2020, the Company derived 17% of its total revenue from one customer, Roche Diabetes Care GmbH. For the six months ended June 30, 2021, the Company derived 85% of its total revenue from one customer, Ascensia. For the six months ended June 30, 2020, the Company derived 17% of its total revenue from one customer, Roche Diabetes Care GmbH. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,310	70.2%	$4,843	78.9%
United States	979	29.8	1,292	21.1
Total	$3,289	100.0%	$6,135	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$55	21.1%	$67	22.6%
United States	206	78.9	230	77.4
Total	$261	100.0%	$297	100.0%

Marketable Securities

Marketable securities consist of commercial paper, corporate debt securities, asset backed securities and government and agency securities. The Company’s investments are classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company does not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of June 30, 2021, however, an immaterial allowance for uncollectible accounts was recorded as of December 31, 2020. Accounts receivable as of June 30, 2021 included unbilled accounts receivable of $0.7 million. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at June 30, 2021 and 2020, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted net loss per share, was as follows:

	June 30,
	2021	2020
Stock-based awards	28,974,297	19,303,537
2023 Notes	5,092,801	6,672,500
2025 Notes	39,689,142	44,961,235
PHC Notes	65,757,177	—
First Lien Notes	—	23,912,514
Second Lien Notes	—	21,395,957
Warrants	13,334,739	9,696,581
Total anti-dilutive shares outstanding	152,848,156	125,942,324

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

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. There were no exit or disposal activities for the three and six months ended June 30, 2021. The Company’s workforce reduction on March 26, 2020 did not permit continuation of service past March 31, 2020 and associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in the Company’s accompanying unaudited consolidated financial statements for the six months ended June 30, 2020.

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for-sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

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

4. Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$62,302	$—	$—	$62,302
Corporate debt securities	$40,342	$7	$(20)	$40,329
Asset backed securities	$28,030	$3	$(2)	$28,031
Government and agency securities	$14,598	$2	$(6)	$14,594
Total	$145,272	$12	$(28)	$145,256

The following are the scheduled maturities as of June 30, 2021 (in thousands):

2021 (remaining six months)	$4,997
2022	140,259
2023	—
2024	—
Thereafter	—
Total	$145,256

5. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$2,204	$203
Work-in-process	4,675	2,626
Raw materials	1,937	2,452
Total	$8,816	$5,281

The Company charged $15.1 million to cost of sales for the six months ended June 30, 2020, to reduce the value of inventory for items that are potentially obsolete, in excess of product demand, or to adjust costs to their net realizable value. There was no corresponding charge for the three and six months ended June 30, 2021.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Contract manufacturing⁽¹⁾	$3,188	$3,324
Interest receivable	428	—
Insurance	268	50
Marketing and sales	203	53
Research and development	107	—
Rent	102	102
Other	237	245
Total prepaid expenses and other current assets	$4,533	$3,774

(1)	Includes deposits for manufacturing and amounts for materials procured by contract manufacturers on behalf of the Company and applied as consumed in the manufacturing process.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Interest on notes payable	$2,213	$1,773
Compensation and benefits	2,192	4,344
Professional and administration services	1,730	880
Contract manufacturing	1,648	1,421
Product warranty and replacement obligations	1,465	646
Research and development	899	842
Operating lease	848	794
Other	119	151
Sales and marketing services	111	615
Patient access programs	—	208
Total accrued expenses and other current liabilities	$11,225	$11,674

8.Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with SVB.

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by SVB or ten months after the last day of the covered period. The Company does not expect to apply for forgiveness and will begin paying principal and interest payments in the third quarter of 2021.

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

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the issuance of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs. The fair value as of June 30, 2021 was $104.7 million.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant expires, if unexercised, on November 9, 2030.

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. As of June 30, 2021, all 25,783 shares of Series A Preferred Stock have been converted to common stock. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021, resulting in a gain on extinguishment of $3.5 million.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value on the date of issuance and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the purchased put option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC purchased put option. As such, the measurement alternative in ASC 321 for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the purchased put option. The Company developed an estimated fair value at June 30, 2021 to be $0.7 million, and an impairment loss of $0.4 million for the three months ended June 30, 2021, was recognized in net income as the difference between the fair value of the investment and its carrying amount.

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

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes.

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

For the six months ended June 30, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2021. There was no activity for the three months ended June 30, 2021.

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

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,142)	-	13,558
2025 Notes	51,199	(22,894)	(383)	27,922
PHC Notes	35,000	(20,560)	(1,256)	13,184
PPP Loan	5,763	-	-	5,763

	December 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,755)	-	12,945
2025 Notes	57,700	(28,276)	(431)	28,993
PHC Notes	36,312	(22,237)	(1,359)	12,716
PPP Loan	5,763	-	-	5,763

Interest expense related to the notes payable for the six months ended June 30, 2021 and June 30, 2020 was as follows (dollars in thousands):

	Three months ended June 30, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	310	-	-	516
2025 Notes	5.25%	615	1,100	18	-	1,733
PHC Notes	9.50%	831	873	53	-	1,757
PPP Loan	1.00%	15	-	-	-	15
Total		1,667	2,283	71	-	4,021

	Six months ended June 30, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	412	614	-	-	1,026
2025 Notes	5.25%	1,372	2,210	36	3,183	6,801
PHC Notes	9.50%	1,625	1,677	102	-	3,404
PPP Loan	1.00%	29	-	-	-	29
Total		3,438	4,501	138	3,183	11,260

The following are the scheduled maturities of the Company’s notes payable as of June 30, 2021 (in thousands):

2021 (remaining six months)	$3,202
2022	2,561
2023	15,700
2024	35,000
Thereafter	51,199
Total	$107,662

9.	Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50.0 million in gross proceeds of its common stock. During the six months ended June 30, 2021 the Company sold 12,830,333 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $48.4 million. During the six months ended June 30, 2020, the Company sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the six months ended June 30, 2021, in addition to the shares sold under the Open Market Sale Agreement above, the Company sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the six months ended June 30, 2020, the Company did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

10. Stock-Based Compensation

2015 Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), under which incentive stock options, non-qualified stock options and restricted stock units may be granted to the Company’s employees and certain other persons, such as officers and directors, in accordance with the 2015 Plan provisions. In February 2016, the Company’s Board of Directors adopted, and the Company’s stockholders approved, an Amended and Restated 2015 Equity Incentive Plan (the “amended and restated 2015 Plan”), which became effective on March 17, 2016. The Company’s board of directors may terminate the amended and restated 2015 Plan at any time. Options granted under the amended and restated 2015 Plan expire ten years after the date of grant.

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of June 30, 2021, 9,149,841 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2021, 1,050,458 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At June 30, 2021 there were 8,708,820 shares of common stock available for issuance under the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 2,115,534 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

11.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$59,350	$59,350	$—	$—
Corporate debt securities	40,328	—	40,328	—
Commercial paper	62,302	—	62,302	—
Government and agency securities	10,001	10,001	—	—
PHC Option	723	—	—	723
Liabilities
Energy Capital Option	$104,653	$—	$—	$104,653
Embedded features of the 2023 Notes	12,094	—	—	12,094
Embedded features of the PHC Notes	225,558	—	—	225,558
Embedded features of the 2025 Notes	129,728	—	129,728	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
PHC Option	1,886	—	—	1,886
Liabilities
Energy Capital Option	$16,255	$—	$—	$16,255
Masters Option	23,479	—	—	23,479
Embedded features of the 2023 Notes	622	—	—	622
Embedded features of the PHC Notes	45,647	—	—	45,647
Embedded features of the 2025 Notes	15,850	—	15,850	—

(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2020	$84,117
Conversion of financial instruments	(19,973)
Loss on fair value adjustment of option	88,405
Loss on change in fair value of derivatives	191,383
Gain on extinguishment of option	(3,513)
Financial asset impairment cost	1,163
June 30, 2021	$341,582

The recurring Level 3 fair value measurements of the embedded features of the notes payable include the following significant unobservable inputs at June 30, 2021:

	2023 Notes	PHC Notes
Unobservable Inputs	Assumptions	Assumptions
Risky (bond) rate	30.0%	15.0%
Stock price volatility	95%	95%
Probabilities of conversion provisions	100%	5.0% - 75.0% %
Time period until maturity (yrs)	1.59	0.50 - 3.33
Dividend yield	—%	—%

12.	Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2021 or June 30, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2021 and December 31, 2020.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the six months ended June 30, 2021.

13.	Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the six months ended June 30, 2021 was $5.2 million and the amount due from Ascensia as of June 30, 2021 was $2.6 million. At June 30, 2021, the Company had estimated replacement obligations under warranties in the amount of $1.5 million.

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

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including Eversense, Eversense XL and future generation products.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense continuous glucose monitoring system and our 180-day Eversense continuous glucose monitoring system worldwide for people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are Europe, the Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory does not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 180-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter 2021. The Eversense 180-day production the United States is planned to be marketed upon receipt of marketing approval from the FDA. In Germany, Italy and Switzerland, Spain, Poland and the Netherlands, Ascensia assumed commercial responsibilities for Eversense XL beginning on February 1, 2021. For Sweden and Norway, Ascensia assumed commercial responsibilities during the second quarter of 2021. Ascensia is entitled to receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend in order to maintain its exclusive distribution rights. Ascensia purchases Eversense and Eversense XL from us at negotiated prices. We remain responsible for product development and manufacturing, including regulatory submissions, approvals and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

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

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing the ongoing COVID-19 pandemic, we plan to seek Investigational Device Exemption, or IDE, from the FDA to explore the 365-day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we intend to include a pediatric population, in the first half of 2022.

European Commercialization of Eversense

In September 2017, we received the CE mark for Eversense XL, which is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche. Pursuant to the agreement, as amended, we granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, under the distribution agreement, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions and was obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract. On November 30, 2020 we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales were set to conclude on January 31,

2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021, subject to Roche providing certain transition and wind-down services for approximately six months in markets where Ascensia is not initiating distribution.

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors in the European Union and to strategic fulfillment partners in the United States, or collectively, Customers, who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgement. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions.

Contract assets consist of trade receivables and unbilled receivables from customers and are recorded at net realizable value. Unbilled receivables relate to the revenue share variable consideration from the Ascensia commercial agreement.

Concentration of Revenue and Customers

For the three months ended June 30, 2021, we derived 87% of our total revenue from one customer, Ascensia. For the three months ended June 30, 2020, we derived 17% of our total revenue from one customer, Roche Diabetes Care GmbH. For the six months ended June 30, 2021, we derived 85% of our total revenue from one customer, Ascensia. For the six months ended June 30, 2020, we derived 17% of our total revenue from one customer, Roche Diabetes Care GmbH. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,310	70.2%	$4,843	78.9%
United States	979	29.8	1,292	21.1
Total	$3,289	100.0%	$6,135	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$55	21.1%	$67	22.6%
United States	206	78.9	230	77.4
Total	$261	100.0%	$297	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We do not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of June 30, 2021, however, an immaterial allowance for uncollectible accounts was recorded as of December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We have adopted this guidance as of January 1, 2021 and did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We currently hold investments in available-for-sale securities. We have not historically experienced collection issues or bad debts with trade receivables. Accordingly, we do not expect this to have a significant impact on our consolidated financial statements and related disclosures at this time. We will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning December 15, 2020, including interim periods within that fiscal year. We will adopt this guidance on its effective date of January 1, 2022

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,		Period-to-
	2021	2020	Period Change

	(unaudited)
Revenue, net	$433	$216	$217
Revenue, net - related parties	2,856	45	2,811
Total revenue	3,289	261	3,028
Cost of sales	2,897	1,404	1,493
Gross profit (loss)	392	(1,143)	1,535

Expenses:
Sales and marketing expenses	1,644	3,142	(1,498)
Research and development expenses	7,107	3,796	3,311
General and administrative expenses	7,531	4,445	3,086
Operating loss	(15,890)	(12,526)	(3,364)
Other income, net:
Interest income	247	8	239
Loss on fair value adjustment of option	(35,730)	—	(35,730)
Gain (Loss) on extinguishment of debt and option	—	(6,385)	6,385
Interest expense	(4,034)	(3,555)	(479)
Gain (Loss) on change in fair value of derivatives	(124,361)	15,238	(139,599)
Impairment cost	(381)	—	(381)
Other expense	(157)	(295)	138
Total other (expense) income, net	(164,416)	5,011	(169,427)
Net loss	$(180,306)	$(7,515)	$(172,791)

Revenue, net

Our net revenue increased $3.0 million to $3.3 million for the three months ended June 30, 2021, compared to $0.3 million for the three months ended June 30, 2020. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union and in the United States.

Cost of sales

Our cost of sales increased $1.5 million to $2.9 million for the three months ended June 30, 2021, compared to $1.4 million for the three months ended June 30, 2020. The increase was primarily attributed to the sale of Eversense to support the commercial sales to Ascensia under the Commercialization Agreement.

Gross profit was $0.4 million and $(1.1) million for the three months ended June 30, 2021 and 2020, respectively. The positive gross margin in the quarter was primarily due to fulfillment of orders utilizing existing written off inventory as a result of the COVID-19 pandemic.

Sales and marketing expenses

Sales and marketing expenses were $1.6 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020, a decrease of $1.5 million. The decrease was primarily the result of a decline in salary and personnel costs of $0.7 million from the reduction in sales support due to the transition to Ascensia for the commercialization of Eversense. The decrease is also due to the decline of $0.8 million related to consultants and training and education, and general marketing programs to market Eversense. These activities are now the responsibility of Ascensia, as a result of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $7.1 million for the three months ended June 30, 2021, compared to $3.8 million for the three months ended June 30, 2020, an increase of $3.3 million. The increase was due to higher salaries and related expenses of $1.6 million, primarily related to stock based compensation and related expenses, an increase of $1.4 million in for contractor expenses and an increase of $0.3 million in clinical studies and lab supplies.

General and administrative expenses

General and administrative expenses were $7.5 million for the three months ended June 30, 2021, compared to $4.4 million for three months ended June 30, 2020, an increase of $3.1 million. The increase was due to higher salaries and related expenses of $2.4 million, primarily related to stock based compensation and related expenses, an increase of $0.5 million related to legal expenses for patents and an increase of $0.2 million in other administrative costs including investor relations costs for the annual meeting.

Total other (expense) income, net

Total other expense, net, was $164.4 million for the three months ended June 30, 2021, compared to other income, net, of $5.0 million for the three months ended June 30, 2020, a decrease of $169.4 million. The decrease was primarily due to a $139.6 million non-cash loss on the fair value of the embedded derivatives in our convertible notes, a $35.7 million increase in non-cash loss on fair value adjustment of the Energy Capital Option, an increase of $0.5 million in interest expense, and an impairment cost of $0.4 million on the PHC Option classified as an asset, partially offset by a decrease of $6.4 million in loss on extinguishment of debt, an increase of $0.2 million in interest income from the investment in marketable securities and a decrease of $0.2 million in other expenses.

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,		Period-to-
	2021	2020	Period Change

	(in thousands)
Revenue, net	$920	$247	$673
Revenue, net - related parties	5,215	50	5,165
Total revenue	6,135	297	5,838
Cost of sales	5,217	21,074	(15,857)
Gross profit (loss)	918	(20,777)	21,695

Expenses:
Sales and marketing expenses	3,257	14,287	(11,030)
Research and development expenses	12,362	11,159	1,203
General and administrative expenses	12,505	10,134	2,371
Operating loss	(27,206)	(56,357)	29,151
Other (expense) income, net:
Interest income	256	217	39
Loss on fair value adjustment of option	(88,405)	—	(88,405)
Gain (Loss) on extinguishment of debt and option	330	(10,931)	11,261
Interest expense	(8,092)	(7,928)	(164)
Gain (Loss) on change in fair value of derivatives	(305,260)	25,549	(330,809)
Impairment cost	(1,163)	—	(1,163)
Other expense	(280)	(658)	378
Total other (expense) income, net	(402,614)	6,249	(408,863)

Net loss	$(429,820)	$(50,108)	$(379,712)

Revenue, net

Our net revenue increased $5.8 million to $6.1 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union and in the United States.

Cost of sales

Our cost of sales decreased $15.9 million to $5.2 million for the six months ended June 30, 2021, compared to $21.1 million for the six months ended June 30, 2020. The decrease was primarily attributed to the reduction of inventory obsolescence of $15.1 million and scrap expense of $2.0 million and a reduction of $0.4 million in salaries & related costs, partially offset by an increase of $0.7 million to product costs and $0.7 million of freight and logistic costs, and a $0.2 million increase in warranty and replacement costs from the sale of Eversense to Ascensia under the Commercialization Agreement.

Gross profit was $0.9 million and $(20.8) million for the six months ended June 30, 2021 and 2020, respectively. The positive gross margin was primarily due to the fulfillment of orders utilizing existing written off inventory as a result of the COVID-19 pandemic.

Sales and marketing expenses

Sales and marketing expenses were $3.3 million for the six months ended June 30, 2021, compared to $14.3 million for the six months ended June 30, 2020, a decrease of $11.0 million. The decrease was primarily the result of our headcount reduction in March 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $6.7 million and a decline of $4.3 million related to travel, trade shows, consultants and other marketing programs to market Eversense. These activities are now the responsibility of Ascensia, as a result of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $12.4 million for the six months ended June 30, 2021, compared to $11.2 million for the six months ended June 30, 2020, an increase of $1.2 million. The increase was due to higher salaries and related expenses of $1.2 million, primarily related to stock based compensation and related expenses, higher consultant costs of $1.0 million, offset by a reduction of $1.0 million for clinical trial costs primarily related to the PROMISE trial.

General and administrative expenses

General and administrative expenses were $12.5 million for the six months ended June 30, 2021, compared to $10.1 million for six months ended June 30, 2020, an increase of $2.4 million. The increase was due to higher salaries and related expenses of $2.7 million, primarily related to stock based compensation and related expenses, an increase of $0.4 million related to legal expenses and an increase of $0.3 million in investor relations costs for the annual meeting, partially offset by a reduction of $1.0 million in other administrative expenses including occupancy, and accounting and consultants costs.

Total other (expense) income, net

Total other expense, net, was $402.6 million for the six months ended June 30, 2021, compared to other income, net, of $6.3 million for the six months ended June 30, 2020, a decrease of $408.9 million. The decrease was primarily due to a $330.8 million non-cash loss on the fair value of the embedded derivatives in our convertible notes, a $88.4 million increase in non-cash loss on fair value adjustment of the Energy Capital Option, impairment cost of $1.2 million on the PHC Option classified as an asset and a $0.2 million increase in interest expense, partially offset by a decrease of $11.3 million in loss on extinguishment of debt, a decrease of $0.4 million in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $1.1 billion. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of June 30, 2021, we had cash, cash equivalents and marketable debt securities of $215.0 million.

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50 million in gross proceeds of common stock. In June 2021, we received $48.4 million in net proceeds from the sale of 12,830,333 shares utilizing the full capacity under this agreement. For the six months ended June 30, 2020, we had received $0.1 million in net proceeds from the sale of 175,289 shares under this agreement.

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

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of June 30, 2021.

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

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50.0 million in gross proceeds of its common stock. During the six months ended June 30, 2021, we sold 12,830,333 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $48.4 million. During the six months ended June 30, 2020, we sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the six months ended June 30, 2021, in addition to the shares sold under the Open Market Sale Agreement above, we sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the six months ended June 30, 2020, we did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

Indebtedness

Term Loans

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by the PPP Note dated April 21, 2020, or the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by SVB or ten months after the last day of the covered period. We do not expect to apply for forgiveness and will begin making principal and interest payments beginning in the third quarter of 2021.

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

The following table summarizes our outstanding notes payable at June 30, 2021:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	51.2	January 15, 2025	757.5758	1.32
PHC Notes	August 2020	9.50%	35.0	October 31, 2024	1867.4136	0.54

2023 Notes

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, (the “2023 Notes”), of which $15.7 million in aggregate principal remains after some of the holders exchanged their 2023 Notes for 2025 Notes, as defined below, in July 2019.

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

For additional information on the 2025 Notes and the 2023 Notes, see Note 8—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(30,407)	$(45,777)
Net cash used in investing activities	(145,318)	(178)
Net cash provided by (used in) financing activities	227,274	(28,386)
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,549	$(74,341)

Net cash used in operating activities

Net cash used in operating activities was $30.4 million for the six months ended June 30, 2021 and consisted of a net loss of $429.8 million, a net decrease in operating assets and liabilities of $3.7 million (mostly due to a reduction in inventory of $3.5 million, lower prepaid and other current assets of $0.8 million, and a $1.3 million decrease in accrued expenses, reflecting reduced operational activities, offset by an increase in accounts payable of $1.3 million, an increase in accrued interest of $0.4 million and an increase in accounts receivable of $0.2 million) and $0.3 million for gain on extinguishment for the convertible notes and options, offset by $305.3 million due to the change in fair value of derivatives on convertible notes, a $88.4 million loss on fair value adjustment of the option, $4.7 million for stock-based compensation and net for increased impairment reserves, depreciation/amortization and non-cash items of $5.0 million.

Net cash used in operating activities was $45.8 million for the six months ended June 30, 2020 and consisted of a net loss of $50.1 million, a net decrease in operating assets and liabilities of $1.7 million mostly due to declines in accruals and accounts payables of $11.4 million reflecting reduced operational activities, partially offset by $9.7 million for collections of accounts receivable at December 31, 2019 from Roche in the first quarter of 2020 and reductions in inventory, net for increased impairment reserves, as well as net non-cash items of $4.1 million, primarily due to a change of $12.0 million for inventory obsolescence and net realizable value charges, $10.9 million for extinguishment loss on the Solar Loan Agreement and debt discounts and prepayment premiums related to the conversions of the Second Lien Notes, and $8.7 million for interest expense, depreciation, disposal of fixed assets and stock-based compensation expense partially offset by a decrease in fair value of derivatives of $25.5 million.

Net cash used in investing activities

Net cash used in investing activities was $145.3 million for the six months ended June 30, 2021 and primarily consisted of the purchase of marketable securities.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $227.3 million for the six months ended June 30, 2021, primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $4.1 million for proceeds related to exercise off stock options and warrants.

Net cash used in financing activities was $28.4 million for the six months ended June 30, 2020, and primarily consisted of $45.0 for the repayment of outstanding principal on our Solar Loan Agreement and $3.4 million for a final payoff fee and prepayment premium, offset by proceeds from the PPP loan of $5.8 million and net proceeds of $14.4 million from the issuance of First Lien Notes.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021, we did not have any off-balance sheet arrangements as defined by SEC rules.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $215.0 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended June 30, 2021, which could increase our foreign currency and interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1+	First Amendment to Collaboration and Commercialization Agreement

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: August 9, 2021	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)