Form 10-Q
period 2021-09-30
Senseonics Holdings, Inc.
filed 2021-11-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

There were 445,982,671 shares of common stock, par value $0.001, outstanding as of November 5, 2021.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three and nine months ended September 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	41

ITEM 4: Controls and Procedures	41

PART II: Other Information	42

ITEM 1: Legal Proceedings	42

ITEM 1A: Risk Factors	42

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds	42

ITEM 3: Defaults Upon Senior Securities	42

ITEM 4: Mine Safety Disclosures	42

ITEM 5: Other Information	43

ITEM 6: Exhibits	43

SIGNATURES	44

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,211	$18,005
Restricted cash	—	200
Short term investments, net	96,566	—
Accounts receivable, net	124	565
Accounts receivable - related parties	3,549	2,421
Inventory, net	7,878	5,281
Prepaid expenses and other current assets	3,732	3,774
Total current assets	158,060	30,246

Option	236	1,886
Deposits and other assets	1,668	2,229
Long term investments, net	58,355	—
Property and equipment, net	1,305	1,557
Total assets	$219,624	$35,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$793	$1,762
Accrued expenses and other current liabilities	13,985	11,674
Term Loans, net	5,113	3,202
Total current liabilities	19,891	16,638

Long-term debt and notes payables, net	57,161	57,216
Derivative liabilities	317,304	62,119
Option	91,097	39,734
Other liabilities	817	1,483
Total liabilities	486,270	177,190

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 shares issued and outstanding as of September 30, 2021 and 3,000 shares issued and outstanding as of December 31, 2020	—	2,811
Total temporary equity	—	2,811

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized; 445,615,196 and 265,582,688 shares issued and outstanding as of September 30, 2021 and December 31, 2020	446	266
Additional paid-in capital	768,324	504,162
Accumulated other comprehensive income, net of tax	2	—
Accumulated deficit	(1,035,418)	(648,511)
Total stockholders' deficit	(266,646)	(144,083)
Total liabilities and stockholders’ deficit	$219,624	$35,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net	$276	514	1,196	761
Revenue, net - related parties	3,256	253	8,471	303
Total revenue	3,532	767	9,667	1,064
Cost of sales	4,778	(68)	9,995	21,006
Gross profit (loss)	(1,246)	835	(328)	(19,942)

Expenses:
Sales and marketing expenses	2,468	3,234	5,725	17,521
Research and development expenses	7,200	4,568	19,562	15,726
General and administrative expenses	5,117	5,501	17,622	15,635
Operating loss	(16,031)	(12,468)	(43,237)	(68,824)
Other income (expense), net:
Interest income	486	1	743	173
Gain (Loss) on fair value adjustment of option	13,556	—	(74,848)	—
Gain (Loss) on extinguishment of debt and option	—	(9,527)	330	(20,458)
Loss on issuance of debt & other issuance costs	—	(931)	—	(1,216)
Interest expense	(4,245)	(3,632)	(12,337)	(11,560)
Gain (Loss) on change in fair value of derivatives	50,075	3,520	(255,185)	29,069
Impairment cost	(488)	—	(1,650)	—
Other expense	(439)	(391)	(723)	(720)
Total other income (expense), net	58,945	(10,960)	(343,670)	(4,712)

Net Income (Loss)	42,914	(23,428)	(386,907)	(73,536)
Other comprehensive income, net of tax
Unrealized gain on marketable securities	18	—	2	—
Total other comprehensive income, net of tax	18	—	2	—
Total comprehensive income (loss), net of tax	$42,932	$(23,428)	$(386,905)	$(73,536)

Basic net income (loss) per common share	$0.10	$(0.10)	$(0.93)	$(0.33)
Basic weighted-average shares outstanding	445,378,308	236,519,812	414,128,283	220,250,060

Diluted net income (loss) per common share	$0.08	$(0.10)	$(0.93)	$(0.33)
Diluted weighted-average shares outstanding	581,760,516	236,519,812	414,128,283	220,250,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended September 30, 2020:
Balance, June 30, 2020	230,553	231	483,615	—	(523,451)	(39,605)	$—
Exercise of stock options and ESPP purchases	1,188	1	76	—	—	77	—
Exchange and conversion of convertible notes, net	12,498	12	5,859	—	—	5,871	—
Stock-based compensation expense and vesting of RSU's	—	—	2,303	—	—	2,303	—
Net loss	—	—	—	—	(23,428)	(23,428)	—
Balance, September 30, 2020	244,239	$244	$491,853	$—	$(546,879)	$(54,782)	$—

Nine months ended September 30, 2020:
Balance, December 31, 2019	203,453	203	464,491	—	(473,343)	(8,649)	$—
Issuance of common stock, net	175	—	(86)	—	—	(86)	—
Exercise of stock options and ESPP purchases	2,220	2	573	—	—	575	—
Exchange and conversion of convertible notes, net	38,391	39	20,082	—	—	20,121	—
Stock-based compensation expense and vesting of RSU's	—	—	5,581	—	—	5,581	—
Issuance of warrants related to debt, net	—	—	1,212	—	—	1,212	—
Net loss	—	—	—	—	(73,536)	(73,536)	—
Balance, September 30, 2020	244,239	$244	$491,853	$—	$(546,879)	$(54,782)	$—

Three months ended September 30, 2021:
Balance, June 30, 2021	445,125	445	765,262	(16)	(1,078,332)	(312,641)	—
Exercise of stock options and warrants	474	1	737	—	—	738	—
Issued common stock for vested RSUs and ESPP purchase	16	—	24	—	—	24	—
Stock-based compensation expense	—	—	2,301	—	—	2,301	—
Net income	—	—	—	—	42,914	42,914	—
Other comprehensive income, net of tax	—	—	—	18	—	18	—
Balance, September 30, 2021	445,615	$446	$768,324	$2	$(1,035,418)	$(266,646)	$—

Nine months ended September 30, 2021:

Balance, December 31, 2020	265,582	266	504,162	—	(648,511)	(144,083)	2,811
Issuance of convertible preferred stock, net	—	—	—	—	—	—	42,756
Conversion of preferred stock	54,166	54	45,512	—	—	45,566	(45,567)
Issuance of common stock, net	112,571	113	200,327	—	—	200,440	—
Exercise of stock options and warrants	5,501	5	4,622	—	—	4,627	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—
Issued common stock for vested RSUs and ESPP purchase	2,870	3	71	—	—	74	—
Stock-based compensation expense	—	—	7,134	—	—	7,134	—
Net loss	—	—	—	—	(386,907)	(386,907)
Other comprehensive income, net of tax	—	—	—	2	—	2	—
Balance, September 30, 2021	445,615	$446	$768,324	$2	$(1,035,418)	$(266,646)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(386,907)	(73,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	918	853
Non-cash interest expense (debt discount and deferred costs)	5,825	7,200
Change in fair value of derivatives	255,185	(29,069)
Loss on fair value adjustment of option	74,848	—
(Gain) Loss on extinguishment of debt and option	(330)	20,458
Impairment cost	1,650	—
Stock-based compensation expense	7,134	5,581
Loss on disposal of assets	—	181
Changes in assets and liabilities:
Accounts receivable	(686)	9,880
Prepaid expenses and other current assets	41	(77)
Inventory	(2,597)	12,645
Deposits and other assets	(30)	117
Accounts payable	(971)	(3,336)
Accrued expenses and other liabilities	1,319	(8,608)
Accrued interest	326	(877)
Operating lease liabilities	—	(586)
Net cash used in operating activities	(44,275)	(59,174)
Cash flows from investing activities
Capital expenditures	(75)	(181)
Purchase of marketable securities	(154,918)	—
Net cash used in investing activities	(154,993)	(181)
Cash flows from financing activities
Issuance of common stock, net	200,440	(87)
Proceeds from exercise of stock options, stock warrants and ESPP purchases	4,701	576
Proceeds from debt issuance, net	—	55,971
Proceeds from issuance of Masters preferred stock, net	22,783	—
Repayment of term loans	(650)	(66,050)
Cost of issuance of Second Lien Notes	—	(601)
Net cash provided by (used in) financing activities	227,274	(10,191)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,006	(69,546)
Cash, cash equivalents and restricted cash, at beginning of period	18,205	95,938
Cash, cash equivalents and restricted cash, at ending of period	$46,211	$26,392

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,149	5,600
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock converted from notes payables	—	300
Exchange of 2025 Notes for Second Lien Notes	—	(24,000)
Issuance of Second Lien Notes	—	15,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable from operations, and its net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, the Company had an accumulated deficit of $1.0 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $201.1 million.

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC, under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Jeffries as its sales agent in an “at the market” offering. In June 2021, the Company received $48.4 million in net proceeds from the sale of 12,830,333 shares of its common stock utilizing the full capacity under the 2019 Sales Agreement. For the nine months ended September 30, 2020, the Company had received $0.1 million in net proceeds from the sale of 175,289 shares of its common stock under the 2019 Sales Agreement.

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

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as “Series A Preferred Stock” (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of September 30, 2021.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2021, and December 31, 2020, results of operations, comprehensive income (loss), and changes in stockholder’s equity (deficit) for the three and nine months ended September 30, 2021, and 2020 and cash flows for the nine months ended September 30, 2021, and 2020 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 5, 2021. The interim results for September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.

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

Comprehensive Loss

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine months ended September 30, 2021, the Company’s comprehensive income (loss) included less than $0.1 million of other comprehensive income related to the unrealized gain on marketable securities. For the three and nine months ended September 30, 2020, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the periods listed below (in thousands):

	September 30,	December 31,
	2021	2020
Cash ⁽¹⁾	$2,393	$18,002
Money market funds	43,818	3
Cash and cash equivalents	$46,211	$18,005
(1)	Includes overnight repurchase agreements

Restricted Cash

The Company’s restricted cash previously included pledged cash as collateral related to its credit card program with Silicon Valley Bank (“SVB”). The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$46,211	$18,005
Restricted cash	—	200
Cash, cash equivalents and restricted cash	$46,211	$18,205

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management identified an indicator of impairment for a right of use asset and recorded an immaterial expense for the nine months ended September 30, 2021. There was no impairment recorded for the three months ended September 30, 2021.

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

At September 30, 2021, and December 31, 2020, the warranty reserve for both periods was $0.6 million. The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2021 and for the twelve months ended December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Balance at beginning of the period	$646	$2,197
Provision for warranties during the period	760	(266)
Settlements made during the period	(844)	(1,285)
Balance at end of the period	$562	$646

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

Concentration of Revenue and Customers

For the three months ended September 30, 2021, the Company derived 92% of its total revenue from one customer, Ascensia. For the three months ended September 30, 2020, the Company derived 33% of its total revenue from one customer, Roche Diabetes Care GmbH. For the nine months ended September 30, 2021, the Company derived 88% of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2020, the Company derived 29% of its total revenue from one customer, Roche Diabetes Care GmbH. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,928	82.9%	$7,771	80.4%
United States	604	17.1	1,896	19.6
Total	$3,532	100.0%	$9,667	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$258	33.6%	$325	30.5%
United States	509	66.4	739	69.5
Total	$767	100.0%	$1,064	100.0%

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

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company does not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of September 30, 2021, however, an immaterial allowance for uncollectible accounts was recorded as of December 31, 2020. Accounts receivable as of September 30, 2021 included unbilled accounts receivable of $2.0 million. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Net Income (Loss) per Share

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Potentially dilutive common shares consist of shares issuable from restricted stock units, warrants, and our convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our convertible notes are determined using the if converted method. In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	42,914	(23,428)	(386,907)	(73,536)
Impact of conversion of dilutive securities	1,385	-	-	-

Dilutive Net income (loss)	44,299	(23,428)	(386,907)	(73,536)

Net income (loss) per share
Basic	0.10	(0.10)	(0.93)	(0.33)
Diluted	0.08	(0.10)	(0.93)	(0.33)

Basic weighted average shares outstanding	445,378,308	236,519,812	414,128,283	220,250,060
Dilutive potential common stock outstanding
Stock-based awards	15,520,414	-	-	-
2023 Notes	4,617,646	-	-	-
2025 Notes	39,689,142	-	-	-
PHC Notes	65,348,857	-	-	-
Warrants	11,206,148	-	-	-
Diluted weighted average shares outstanding	581,760,516	236,519,812	414,128,283	220,250,060

For the nine months ended September 30, 2021, as well as for the three and nine months ended September 30, 2020, the Company operated at a loss. Accordingly, all potentially dilutive shares were considered antidilutive, and basic and diluted EPS are the same.

Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based awards	1,949,958	27,972,959	28,502,846	27,972,959
2023 Notes	—	6,672,500	4,617,646	6,672,500
2025 Notes	—	44,429,624	39,689,142	44,429,624
PHC Notes	—	65,359,000	65,757,177	65,359,000
Second Lien Notes	—	18,085,140	—	18,085,140
Warrants	116,581	9,696,581	13,177,822	9,696,581
Total anti-dilutive shares outstanding	2,066,539	172,215,804	151,744,633	172,215,804

Exit or Disposal Costs

Costs associated with exit or disposal activities, such as restructuring, sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities, changes in management structure and a fundamental reorganization that affects the nature and focus of operations, are recognized and measured initially at their fair values during the period in which an obligation meets the definition of a liability. There were no exit or disposal activities for the three and nine months ended September 30, 2021. The Company’s workforce reduction on March 26, 2020 did not permit continuation of service past March 31, 2020 and associated one-time employee termination benefit costs in the amount of $1.4 million were paid and recorded in the Company’s accompanying unaudited consolidated financial statements for the nine months ended September 30, 2020.

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for-sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company is evaluating the appropriate effective date and impact on the consolidated financial statements and related disclosures.

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

4. Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$62,336	—	—	$62,336
Corporate debt securities	$40,084	5	(4)	$40,085
Asset backed securities	$27,869	5	(4)	$27,870
Government and agency securities	$24,630	5	(5)	$24,630
Total	$154,919	$15	$(13)	$154,921

The following are the scheduled maturities as of September 30, 2021 (in thousands):

2021 (remaining three months)	$4,999
2022	149,922
2023	—
2024	—
Thereafter	—
Total	$154,921

5. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$1,927	$203
Work-in-process	4,513	2,626
Raw materials	1,438	2,452
Total	$7,878	$5,281

The Company charged $1.8 million to cost of sales for the nine months ended September 30, 2021 and $15.1 million to cost of sales for the nine months ended September 30, 2020, to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Contract manufacturing⁽¹⁾	$2,431	$3,324
Interest receivable	378	—
Insurance	266	50
IT and software	266	150
Research and development	115	—
Rent	105	102
Other	171	148
Total prepaid expenses and other current assets	$3,732	$3,774

(1)	Includes deposits to contract manufacturers for manufacturing process.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and benefits	$3,010	$4,344
Interest on notes payable	2,098	1,773
Professional and administration services	1,945	880
Product warranty and replacement obligations	1,783	646
Contract manufacturing	1,629	1,421
Research and development	1,454	842
Sales and marketing services	1,149	615
Operating lease	875	794
Other	42	151
Patient access programs	—	208
Total accrued expenses and other current liabilities	$13,985	$11,674

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

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. The Company began to make equal monthly payments of principal and interest, beginning in the third quarter of 2021.

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

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the issuance of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs. The fair value as of September 30, 2021 was $91.1 million.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant expires, if unexercised, on November 9, 2030.

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. As of September 30, 2021, all 25,783 shares of Series A Preferred Stock have been converted to common stock. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021, resulting in a gain on extinguishment of $3.5 million.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value on the date of issuance and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the purchased put option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC purchased put option. As such, the measurement alternative in ASC 321 for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the purchased put option. The Company developed an estimated fair value at September 30, 2021 to be $0.2 million, and an impairment loss of $0.5 million for the three months ended September 30, 2021, was recognized in net income as the difference between the fair value of the investment and its carrying amount.

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

For the nine months ended September 30, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2021. There was no activity for the three months ended September 30, 2021.

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

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,824)	-	13,876
2025 Notes	51,199	(21,742)	(364)	29,093
PHC Notes	35,000	(19,610)	(1,198)	14,192
PPP Loan	5,113	-	-	5,113

	December 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,755)	-	12,945
2025 Notes	57,700	(28,276)	(431)	28,993
PHC Notes	36,312	(22,237)	(1,359)	12,716
PPP Loan	5,763	-	-	5,763

Interest expense related to the notes payable for the three and nine months ended September 30, 2021 was as follows (dollars in thousands):

	Three months ended September 30, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	318	-	-	524
2025 Notes	5.25%	672	1,152	19	-	1,843
PHC Notes	9.50%	831	950	58	-	1,839
PPP Loan	1.00%	15	-	-	-	15
Total		1,724	2,420	77	-	4,221

	Nine months ended September 30, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	618	931	-	-	1,549
2025 Notes	5.25%	2,044	3,362	56	3,183	8,645
PHC Notes	9.50%	2,456	2,627	161	-	5,244
PPP Loan	1.00%	44	-	-	-	44
Total		5,162	6,920	217	3,183	15,482

The following are the scheduled maturities of the Company’s notes payable as of September 30, 2021 (in thousands):

2021 (remaining three months)	$2,191
2022	2,922
2023	15,700
2024	35,000
Thereafter	51,199
Total	$107,012

9.	Stockholders’ Deficit

In November 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC which allows the Company to issue and sell up to $50.0 million in gross proceeds of its common stock. During the nine months ended September 30, 2021 the Company sold 12,830,333 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $48.4 million. During the nine months ended September 30, 2020, the Company sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the nine months ended September 30, 2021, in addition to the shares sold under the Open Market Sale Agreement above, the Company sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the nine months ended September 30, 2020, the Company did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of September 30, 2021, 9,276,073 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2021, 735,375 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At September 30, 2021 there were 8,670,753 shares of common stock available for issuance under the 2016 ESPP.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$43,818	$43,818	$—	$—
Corporate debt securities	40,085	—	40,085	—
Commercial paper	62,336	—	62,336	—
Government and agency securities	20,050	20,050	—	—
PHC Option	236	—	—	236
Liabilities
Energy Capital Option	$91,097	$—	$—	$91,097
Embedded features of the 2023 Notes	9,492	—	—	9,492
Embedded features of the PHC Notes	195,727	—	—	195,727
Embedded features of the 2025 Notes	112,085	—	112,085	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
PHC Option	1,886	—	—	1,886
Liabilities
Energy Capital Option	$16,255	$—	$—	$16,255
Masters Option	23,479	—	—	23,479
Embedded features of the 2023 Notes	622	—	—	622
Embedded features of the PHC Notes	45,647	—	—	45,647
Embedded features of the 2025 Notes	15,850	—	15,850	—

(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2020	$84,117
Conversion of financial instruments	(19,973)
Loss on fair value adjustment of option	74,848
Loss on change in fair value of derivatives	158,951
Gain on extinguishment of option	(3,513)
Financial asset impairment cost	1,650
September 30, 2021	$296,080

The recurring Level 3 fair value measurements of the embedded features of the notes payable include the following significant unobservable inputs at September 30, 2021:

	2023 Notes	PHC Notes
Unobservable Inputs	Assumptions	Assumptions
Risky (bond) rate	30.0%	15.0%
Stock price volatility	95.0%	95.0%
Probabilities of conversion provisions	5.0 - 90.0%	5.0 - 75.0%
Time period until maturity (yrs)	0.50 - 1.34	0.50 - 3.08
Dividend yield	—%	—%

12.	Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2021 or September 30, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2021 and December 31, 2020.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the nine months ended September 30, 2021.

13. Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the nine months ended September 30, 2021 was $8.5 million and the amount due from Ascensia as of September 30, 2021 was $3.5 million. At September 30, 2021, the Company had estimated replacement obligations under warranties in the amount of $1.7 million.

14. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020, to reclass the provision for inventory obsolescence and net realizable value of $9,441,000 to change in Inventory. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

15. Subsequent Events

In November 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jeffries”), under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jeffries as its sales agent in an “at the market” offering. Jeffries will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jeffries under the 2021 Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, there have been no offer and sales of the Company’s common stock under the 2021 Sales Agreement.

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

Overview

We are a medical technology company focused on the development and commercialization of a long-term, implantable continuous glucose monitoring, or CGM, system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our Eversense and Eversense XL CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to 90 and 180 days, respectively, as compared to seven to 14 days for non-implantable CGM systems. The original Eversense CGM system received a CE mark in June 2016, which marked the first approval for the product to be sold within the European Economic Area. Subsequently, the extended life Eversense XL CGM system received its CE mark in September 2017 and is currently available in select markets in Europe and the Middle East. In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

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

Concentration of Revenue and Customers

For the three months ended September 30, 2021, we derived 92% of our total revenue from one customer, Ascensia. For the three months ended September 30, 2020, we derived 33% of our total revenue from one customer, Roche Diabetes Care GmbH. For the nine months ended September 30, 2021, we derived 88% of our total revenue from one customer, Ascensia. For the nine months ended September 30, 2020, we derived 29% of our total revenue from one customer, Roche Diabetes Care GmbH. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,928	82.9%	$7,771	80.4%
United States	604	17.1	1,896	19.6
Total	$3,532	100.0%	$9,667	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$258	33.6%	$325	30.5%
United States	509	66.4	739	69.5
Total	$767	100.0%	$1,064	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We do not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of September 30, 2021, however, an immaterial allowance for uncollectible accounts was recorded as of December 31, 2020.

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We currently hold investments in available-for-sale securities. We have not historically experienced collection issues or bad debts with trade receivables. Accordingly, we do not expect this to have a significant impact on our consolidated financial statements and related disclosures at this time. We are evaluating the appropriate effective date and impact on the consolidated financial statements and related disclosures.

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

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,		Period-to-
	2021	2020	Period Change

	(unaudited)
Revenue, net	$276	$514	$(238)
Revenue, net - related parties	3,256	253	3,003
Total revenue	3,532	767	2,765
Cost of sales	4,778	(68)	4,846
Gross profit (loss)	(1,246)	835	(2,081)

Expenses:
Sales and marketing expenses	2,468	3,234	(766)
Research and development expenses	7,200	4,568	2,632
General and administrative expenses	5,117	5,501	(384)
Operating loss	(16,031)	(12,468)	(3,563)
Other (expense) income, net:
Interest income	486	1	485
Gain on fair value adjustment of option	13,556	—	13,556
Loss on extinguishment of debt and option	—	(9,527)	9,527
Loss on issuance of debt & other issuance costs	—	(931)	931
Interest expense	(4,245)	(3,632)	(613)
Gain on change in fair value of derivatives	50,075	3,520	46,555
Impairment cost	(488)	—	(488)
Other expense	(439)	(391)	(48)
Total other (expense) income, net	58,945	(10,960)	69,905
Net income (loss)	$42,914	$(23,428)	$66,342

Revenue, net

Our net revenue increased $2.7 million to $3.5 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union and in the United States.

Cost of sales

Our cost of sales increased $4.8 million to $4.8 million for the three months ended September 30, 2021, compared to $(0.1) million for the three months ended September 30, 2020. The increase was as a result of impairment charges and write-offs on inventory and related assets of current generation products with potential expiry concerns.

Gross profit was $(1.2) million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The negative gross margin in the quarter was primarily due to impairment charges and write-offs.

Sales and marketing expenses

Sales and marketing expenses were $2.5 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020, a decrease of $0.7 million. The decrease was primarily the result of a decline in salary and personnel costs of $0.9 million from the reduction in sales support due to the transition to Ascensia for the commercialization of Eversense, offset by an increase of $0.2 million in general advertising related to the shared support of the commercialization of the 90-day product in the US.

Research and development expenses

Research and development expenses were $7.2 million for the three months ended September 30, 2021, compared to $4.6 million for the three months ended September 30, 2020, an increase of $2.6 million. The increase was due to higher salaries and related expenses of $0.9 million due to the expansion of our R&D workforce, an increase of $0.9 million in clinical studies and lab supplies and an increase of $0.8 million in for contractor expenses.

General and administrative expenses

General and administrative expenses were $5.1 million for the three months ended September 30, 2021, compared to $5.5 million for three months ended September 30, 2020, a decrease of $0.4 million. The decrease was due to lower legal expenses of $0.2 million and a decrease of $0.2 million in other administrative costs including investor relations costs for the annual meeting, accounting fees, and other general administrative expenses.

Total other (expense) income, net

Total other income, net, was $58.9 million for the three months ended September 30, 2021, compared to other expense, net, of $11.0 million for the three months ended September 30, 2020, an increase of $69.9 million. The increase was primarily due to a $46.6 million non-cash gain on the fair value of the embedded derivatives in our convertible notes, $13.5 million increase in non-cash gain on fair value adjustment of the Energy Capital Option, a $9.5 million of reduction in loss on extinguishment of debt, a decrease on $0.9 million for loss in issuance of debt & issuance costs, an increase of $0.5 million in interest income, offset by an impairment cost of $0.5 million on the PHC Option classified as an asset and an increase of $0.6 million in interest expense.

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,		Period-to-
	2021	2020	Period Change

	(in thousands)
Revenue, net	$1,196	$761	$435
Revenue, net - related parties	8,471	303	8,168
Total revenue	9,667	1,064	8,603
Cost of sales	9,995	21,006	(11,011)
Gross Loss	(328)	(19,942)	19,614

Expenses:
Sales and marketing expenses	5,725	17,521	(11,796)
Research and development expenses	19,562	15,726	3,836
General and administrative expenses	17,622	15,635	1,987
Operating loss	(43,237)	(68,824)	25,587
Other (expense) income, net:
Interest income	743	173	570
Loss on fair value adjustment of option	(74,848)	—	(74,848)
Gain (Loss) on extinguishment of debt and option	330	(20,458)	20,788
Loss on issuance of debt & other issuance costs	—	(1,216)	1,216
Interest expense	(12,337)	(11,560)	(777)
Gain (Loss) on change in fair value of derivatives	(255,185)	29,069	(284,254)
Impairment cost	(1,650)	—	(1,650)
Other expense	(723)	(720)	(3)
Total other (expense) income, net	(343,670)	(4,712)	(338,958)
Net loss	$(386,907)	$(73,536)	$(313,371)

Revenue, net

Our net revenue increased $8.6 million to $9.7 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union and in the United States.

Cost of sales

Our cost of sales decreased $11.0 million to $10.0 million for the nine months ended September 30, 2021, compared to $21.0 million for the nine months ended September 30, 2020. The decrease was primarily attributed to the reduction of inventory impairment and write-offs of $13.3 million and scrap expense of $1.4 million and a reduction of $0.3 million in salaries & related costs, partially offset by an increase of $2.4 million to product costs and $0.9 million of freight and logistic costs, and a $0.7 million increase in warranty and replacement costs from the sale of Eversense to Ascensia under the Commercialization Agreement.

Gross profit was $(0.3) million and $(19.9) million for the nine months ended September 30, 2021 and 2020, respectively. The improved gross margin was primarily due to the fulfillment of orders utilizing existing written off inventory as a result of the COVID-19 pandemic.

Sales and marketing expenses

Sales and marketing expenses were $5.7 million for the nine months ended September 30, 2021, compared to $17.5 million for the nine months ended September 30, 2020, a decrease of $11.8 million. The decrease was primarily the result of our headcount reduction in March 2020, which impacted the majority of the sales organization, resulting in a decline in salary and personnel costs of $7.7 million and a decline of $4.1 million related to travel, trade shows, consultants and other marketing programs to market Eversense. These activities are now the responsibility of Ascensia, as a result of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $19.5 million for the nine months ended September 30, 2021, compared to $15.7 million for the nine months ended September 30, 2020, an increase of $3.8 million. The increase was due to higher salaries and related expenses of $2.1 million, primarily related to stock based compensation and related expenses, higher consultant costs of $2.0 million, offset by a reduction of $0.3 million for clinical trial costs primarily related to the PROMISE trial.

General and administrative expenses

General and administrative expenses were $17.6 million for the nine months ended September 30, 2021, compared to $15.6 million for nine months ended September 30, 2020, an increase of $2.0 million. The increase was due to higher salaries and related expenses of $2.8 million, primarily related to stock based compensation and related expenses, an increase of $0.3 million related to legal expenses and an increase of $0.2 million in investor relations costs for the annual meeting, offset by a reduction of $1.3 million in other administrative expenses including occupancy, and accounting and consultants costs.

Total other (expense) income, net

Total other expense, net, was $343.7 million for the nine months ended September 30, 2021, compared to other expense, net, of $4.7 million for the nine months ended September 30, 2020, an increase of $339.0 million. The increase was primarily due to a $284.3 million non-cash loss on the fair value of the embedded derivatives in our convertible notes, a $74.8 million increase in non-cash loss on fair value adjustment of the Energy Capital Option, impairment cost of $1.7 million on the PHC Option classified as an asset and a $0.8 million increase in interest expense, offset by a decrease of $20.8 million in loss on extinguishment of debt, a decrease on $1.2 million for loss in issuance of debt & issuance costs and an increase of $0.6 million in interest income.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $175.2 million, $115.5 million, and $94.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $1.0 billion. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of September 30, 2021, we had cash, cash equivalents and marketable debt securities of $201.1 million.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jeffries”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jeffries as our sales agent in an “at the market” offering. Jeffries will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jeffries under the 2021 Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, there have been no offer and sales of our common stock under the 2021 Sales Agreement.

In November 2019, we entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Jeffries as our sales agent in an “at the market” offering. In June 2021, we received $48.4 million in net proceeds from the sale of 12,830,333 shares of our common stock utilizing the full capacity under the 2019 Sales Agreement. For the nine months ended September 30, 2020, we had received $0.1 million in net proceeds from the sale of 175,289 shares of our common stock under the 2019 Sales Agreement.

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

Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice, or a Regular Purchase Notice, directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price, or the Purchase Price, equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning nine months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

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

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of September 30, 2021.

We believe that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for us, the manufacturing of Eversense and continued product development, including the U.S. launch of the new 180-day Eversense product, if approved. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with our plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Management has concluded that based on our current operating plans, existing cash and cash equivalents and cash flows from our future operations will be sufficient to meet our anticipated operating needs through 2022.

Common Stock

In November 2019, we entered into an Open Market Sale Agreement with Jefferies LLC which allows us to issue and sell up to $50.0 million in gross proceeds of its common stock. During the nine months ended September 30, 2021, we sold 12,830,333 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $48.4 million. During the nine months ended September 30, 2020, we sold 175,289 shares of common stock under the Open Market Sale Agreement, resulting in gross proceeds of $0.1 million.

During the nine months ended September 30, 2021, in addition to the shares sold under the Open Market Sale Agreement above, we sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. During the nine months ended September 30, 2020, we did not sell any shares of common stock, other than the shares sold under the Open Market Sale Agreement. For additional information on the Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

Indebtedness

Term Loans

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by the

PPP Note dated April 21, 2020, or the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. The Company began to make equal monthly payments of principal and interest beginning in the third quarter of 2021.

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

The following table summarizes our outstanding notes payable at September 30, 2021:

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

We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current operating plans through 2022. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(44,275)	$(59,174)
Net cash used in investing activities	(154,993)	(181)
Net cash provided by (used in) financing activities	227,274	(10,191)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,006	$(69,546)

Net cash used in operating activities

Net cash used in operating activities was $44.3 million for the nine months ended September 30, 2021 and consisted of a net loss of $386.9 million, a net decrease in operating assets and liabilities of $2.6 million (mostly due to an increase in inventory of $2.6 million, higher accounts receivable of $0.7 million, and a $1.0 million decrease in accounts payable, reflecting reduced operational activities, offset by an increase in accrued liabilities of $1.3 million and an increase of $0.3 million in accrued interest) and $0.3 million for gain on extinguishment for the convertible notes and options, offset by $255.2 million due to the change in fair value of derivatives on convertible notes, a $74.8 million loss on fair value adjustment of the option, $7.1 million for stock-based compensation and net for increased impairment reserves, depreciation/amortization and non-cash items of $8.4 million.

Net cash used in operating activities was $59.2 million for the nine months ended September 30, 2020 and consisted of a net loss of $73.5 million and a decrease in fair value of derivatives of $29.1 million, offset by $20.5 million for extinguishment and issuance losses on the notes, net non-cash items of $13.7 million for interest expense, depreciation, disposal of fixed assets and stock-based compensation expense, and a net change in operating assets and liabilities of $9.2 million (mostly due to $12.6 million reductions in inventory, net for increased impairment reserves, $9.9 million for collections of accounts receivable, offset by declines in accruals and accounts payables of $11.9 million reflecting reduced operational activities).

Net cash used in investing activities

Net cash used in investing activities was $155.0 million for the nine months ended September 30, 2021 and primarily consisted of the purchase of marketable securities.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2020 and consisted of capital expenditures for laboratory equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $227.3 million for the nine months ended September 30, 2021, primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $4.7 million for proceeds related to exercise off stock options and warrants, offset by repayment of $0.6 million of PPP loan.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021, we did not have any off-balance sheet arrangements as defined by SEC rules.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $201.1 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended September 30, 2021, which could increase our foreign currency and interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense Continuous Glucose Monitoring System, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, has filed a motion to dismiss the action for failure to state a claim. The motion is currently pending before the court.

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

SENSEONICS HOLDINGS, INC.

Date: November 9, 2021	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)