Form 10-K
period 2021-12-31
Senseonics Holdings, Inc.
filed 2022-03-01
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 __________________________________________

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

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol (s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	SENS	NYSE American

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ⌧	Emerging growth company ☐

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

As of June 30, 2021 the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.66 billion based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of February 25, 2022, 463,145,879 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

●	our ability to maintain regulatory approval and CE Certificates of Conformity of Eversense and Eversense E3 in the United States and the EU;
●	the success of our collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG, or Ascensia;
●	the timing of product launches, including Eversense E3;
●	the clinical utility of Eversense;
●	our ability to develop future generations of Eversense;
●	our ability to service our outstanding indebtedness;
●	the timing and availability of data from our clinical trials;
●	the timing of our planned regulatory filings and potential regulatory approvals and CE Certificates of conformity;
●	our future development priorities;
●	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
●	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to comply with applicable regulatory requirements;
●	our ability to maintain our intellectual property position;
●	our estimates regarding the size of, and future growth in, the market for continuous glucose monitoring systems;
●	effects of the COVID-19 pandemic;
●	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
●	our estimates regarding our future expenses and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long term implantable glucose management technology. Our Eversense, Eversense XL and Eversense E3 continuous glucose monitoring, or CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months, as compared to seven to 14 days for non-implantable CGM systems. We believe that Eversense provides a more convenient method of CGM by providing longer duration, superior accuracy, wireless communication, on-body vibratory alerts, gentle-on-the-skin adhesive patch, data sharing capability, and a removable smart transmitter. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area, or EEA. Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia Diabetes Care Holdings AG, or Ascensia, to begin commercializing Eversense E3 in the United States in the second quarter of 2022.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365-days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts and pending developments at the FDA relating to the ongoing COVID-19 pandemic, in the first half of 2022 we plan to seek Investigational Device Exemption, or IDE, from the FDA to explore the 365 day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, which we also intend to include a pediatric population, in the second half of 2022.

During 2020, we initiated a new commercialization strategy and collaboration to bring our product to market. As described in detail below, in August 2020, we entered into a collaboration and commercialization agreement, or Commercialization Agreement, with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide, with certain initial exceptions. While Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support, we remain responsible for product development and manufacturing, including regulatory submissions, approvals, conformity assessment and requests for CE Certificates of Conformity and registrations and second level customer support.

2021 and Significant Recent Developments

Eversense E3 CGM System Regulatory Approval

In February 2022, the U.S. Food and Drug Administration (“FDA”) approved the Eversense E3 CGM system for marketing and sale in the U.S. As described in this report, Ascensia has the exclusive right to distribute the Company’s 90-day Eversense CGM system and the six-month Eversense E3 system worldwide for people with diabetes, with certain initial exceptions. The Company and Ascensia have been designing the go-to-market strategy for the U.S. six-month product, and the Company expects that Ascensia will begin commercializing Eversense E3 in the U.S. in the second quarter of 2022.

As with any new product, the success of the commercial launch of the Eversense E3 product in the U.S. will be subject to significant uncertainty and risks, and will require time to ramp up. Key areas of strategic focus in the U.S. commercial launch of the six month product where performance will impact the success of the launch will be: (1) growing the installed base of users, (2) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense E3 system, (3) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (4) educating patients and prescribers regarding the six-month product and its benefits relative to the 90-day product, (5) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (6) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from 90-day coverage to six month coverage, and (7) Ascensia’s continued organizational development of its U.S. sales and marketing capabilities relative to CGM.

The Company and Ascensia are also developing plans for the roll-out of the Eversense E3 next generation six-month product in Europe, which, subject to receipt of regulatory approval or certification, including CE Certificates of Conformity and affixing the CE mark for the EEA, is expected to offer reduced calibration requirements from the Eversense XL six-month product currently marketed in Europe. The roll-out of this next generation product in Europe is similarly subject to uncertainties and potential delays, including regulatory approval and certification and launch timing, and European revenues are dependent, among other things, on success of the following: (1) Ascensia’s continued organizational development of its European sales and marketing capabilities relative to CGM, and (2) more effective tender participation, particularly in Italian markets which favor an integrated offering. The U.S. and European commercialization plans are being designed with a goal of minimizing the impact to patients, providers, and ongoing sales of Eversense CGM systems.

COVID-19

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. The Governor of Maryland issued an order closing all non-essential businesses, which took effect on March 23, 2020. Beginning with the initial outbreak and through 2021 substantially all of our workforce is still working from home either all or substantially all of the time. Additionally, because our sensor requires an in-clinic procedure, we saw a reduction in access to clinics and sensor insertions during multiple periods during the pandemic.

The COVID-19 pandemic infection rates in the United States are still high, vaccine distribution is ongoing, and it is difficult to predict the longevity and severity COVID-19 will have on our business.

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

As discussed further below, on August 9, 2020, we entered into the Commercialization Agreement with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide for people with diabetes. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and assumed commercial responsibilities in the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022.

Background

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2021 International Diabetes Federation, or IDF, Atlas, an estimated 537 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to grow to 783 million by 2045, driven primarily by growth in type 2 diabetes and due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas. Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. In the next few years, we expect the growth in sales of CGM systems to be driven primarily by increased penetration of CGM in the type 1 patient population.

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

Historically, the FDA and other foreign regulatory authorities required that CGMs be labeled and marketed as "adjunctive" to test-strip measurements, with instructions that patients confirm CGM measurements with test-strip measurements using blood obtained from fingersticks prior to self-medicating. However, given the broader clinical indications for the use of CGM systems, including real-time alerts and multi-device integration, the FDA issued the first “non-adjunctive” label in 2016. In June 2019, an updated Eversense CGM system received a non-adjunctive label from the FDA and can now be used as a replacement to fingerstick glucose testing for treatment decisions. This non-adjunctive indication also enabled our pathway to access patients on Medicare.

In November 2019, the Centers for Medicare and Medicaid Services, or CMS, finalized a national payment rate for Eversense that was published in the calendar year 2020 Physician Fee Schedule Final Rule. The Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expands access to our product. In August 2020, the Centers for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule that establishes global payment for the device cost and procedure fees for healthcare providers across the United States. This includes the establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updates global payment for the device cost and procedure fees.

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

Commercial Strategy

Historically, we have sold our product directly to our network of distributors and strategic fulfillment partners, who provide the Eversense CGM system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. As noted above, we have now transitioned to selling our product globally through Ascensia and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022. Sales of the Eversense CGM system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. Ascensia is leveraging and targeting regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

As a result of the COVID-19 pandemic, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System in the United States to new patients to solely focus our resources on supporting existing users. In connection with these actions, on March 26, 2020, we reduced our direct sales organization that consists of sales representatives, clinical trainers, customer care, and other specialists to educate, train, and support the patient and healthcare provider in their diabetes management with CGM systems.

In the third quarter of 2020, we announced the formation of a strategic partnership with Ascensia, pursuant to which Ascensia became the exclusive worldwide distribution partner for Senseonics CGM systems, including Eversense®, Eversense® XL and future generations products. In the fourth quarter of 2020, Ascensia initiated U.S. marketing and sales activities and full transition of commercial activities took place in the second quarter of 2021 and included full marketing, market access, sales, healthcare provider training and frontline patient and provider support responsibilities.

Addressing reimbursement and access barriers has been a top priority for us and during 2021, we reached over 200 million covered lives in the U.S. through positive insurance payor coverage decisions. In 2020, we continued the Eversense Bridge Program, a patient access program in the U.S. that provides financial assistance to eligible patients whose insurance coverage either does not yet cover Eversense, or in cases where Eversense is covered but the patient’s co-insurance is limiting their ability to adopt Eversense. Having played an important role in our journey to obtain broader payor policy and long-term patient retention, the Eversense Bridge Program ended on December 31, 2020. In 2021, Ascensia initiated to a patient assistance program to provide financial assistance to patients on Eversense. In 2022, we expect Ascensia, in consultation with us, to initiate a broad patient assistance program for patients adopting Eversense E3.

In our overseas markets, we had entered into distribution agreements that allow third-party collaborators with direct sales forces and established distribution systems to market and promote Eversense XL primarily in the EMEA. These distribution arrangements have been replaced by our Commercialization Agreement with Ascensia. Our exclusive distribution agreement for sales in Scandinavia with Rubin Medical and our exclusive distribution agreement with Roche Diabetes Care for sales in the rest of the EMEA, excluding Israel and Scandinavia, and in 17 additional countries, including Brazil, Russia, India, and China, as well as select markets in the Asia Pacific and Latin American regions expired in 2021. Upon conclusion of each of these agreements, Ascensia assumed commercialization activities in select countries where Eversense XL has already launched, beginning February 1, 2021 for Germany, Italy, Switzerland, Spain, Poland, and Netherlands. The transition of Rubin markets began in June 2021.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG

On August 9, 2020, we entered into a Commercialization Agreement with Ascensia Diabetes Care Holdings AG pursuant to which we have granted Ascensia the exclusive right to distribute the Company’s 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide for use in people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022. Ascensia will receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense products from us at prices which have been negotiated based on parameters set forth in the commercialization agreement. We are responsible for product development and manufacturing, including regulatory submissions, approvals, certifications and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Prior Distribution Agreement with Roche Diabetes Care

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

The distribution rights under the agreement expired January 31, 2021, subject to Roche providing certain transition and wind-down services for approximately six months in markets where Ascensia was not initiating distribution.

Clinical Development and Regulatory Pathway

Overview

We affixed the CE mark to the Eversense XL CGM system in the EEA in September 2017. The Eversense XL CGM system is also being sold commercially in our overseas markets. Our Promise U.S. pivotal trial was completed during 2020. We received a Premarket Approval, or PMA, from the FDA for the Eversense E3 system in February 2022 for up to six months and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022.

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

PROMISE Trial

In December 2018, we began enrollment for the U.S. 180-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to six months using the methods described above for the 90-day system. Over 180 subjects were enrolled in eight centers across the United States. We completed enrollment in September 2019 and had our last patient complete their 180-day visit during the first quarter of 2020.

The clinical trial population consists of subjects at least 18 years of age who have had a clinically confirmed diagnosis of diabetes for at least one year. Subjects with a history of unexplained severe hypoglycemia, defined as hypoglycemia resulting in loss of consciousness or seizure, or diabetic ketoacidosis, in the six months prior to the trial were excluded from participation in the clinical trial. After screening, sensor(s) were inserted and accuracy measurements were taken at multiple visits during the first 30 days and then every 30 days to 180 days post-insertion or until sensor failure, if earlier than 180 days post-insertion. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, 2020 a Premarket Approval Application Supplement, or PMA supplement to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. As described elsewhere, we received PMA approval from the FDA for the Eversense E3 CGM system in February 2022, and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants who all had sensors with the modified chemistry were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing the ongoing COVID-19 pandemic, in the first half of 2022 we plan to seek Investigational Device Exemption, or IDE, from the FDA. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we also intend to include a pediatric population, in the second half of 2022.

Our Technology

Eversense consists of three primary components: a small sensor inserted subcutaneously under the skin by a healthcare provider; an external removable smart transmitter that receives, assesses and relays data from the sensor and provides vibratory alerts; and a mobile app that receives data from the transmitter and provides real-time glucose readings, alerts and other data on the person's mobile device. All of these components work together to provide sensor glucose values, trends and alerts to a user's mobile device within 20 milliseconds. We have designed this reliable, long-term and implantable CGM system to continually and accurately measure a person's glucose levels for up to six months. Eversense requires twice daily fingerstick calibrations through day 21 and then primarily once daily fingerstick calibrations. In June 2019, we received FDA approval for the non-adjunctive indication for the Eversense system. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions and was launched in December 2019.

We believe our implantable CGM system offers the following advantages to support the management of diabetes:

●	Accuracy: Exceptional accuracy particularly in the low glucose range throughout the sensor life.
●	Duration: Longest available sensor duration at up to six months.
●	Convenience: Our Eversense CGM system supports the patient’s lifestyle; the smart transmitter is water resistant, rechargeable and can be removed and replaced without disturbing the sensor, strong but gentle-on-skin adhesive patches, wireless communication to patient’s mobile device or Apple Watch ®, including readings every five minutes whether the patient has their mobile device or not, remote monitoring that can be shared with up to five people, including health care providers, and tracking of meals and workouts for further diabetes treatment management.
●	Vibe Alerts: Added safety of an on-body vibration alert when low or high glucose threshold is reached, or importantly before low or high threshold is reached, even when the mobile device is not nearby.
●	Continuous Support: Patient and healthcare provider hotline support 24/7.

Sensor

The sensor is approved and CE marked to be inserted under the skin, in the upper arm, and measures the glucose in the interstitial fluid. These glucose levels are then communicated wirelessly to the smart transmitter. We have designed the sensor to last up to six months, as compared to other currently available CGM sensors labeled for use for between seven and 14 days.

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

We are focusing our future development efforts on enhancing current product offerings by reducing the once or twice daily calibrations towards a once per week calibration. Our next generation sensor under feasibility testing now is designed to extend the sensor duration even longer at up to 365 days. We expect the next generation sensor to support our goal of extending the market for long-term implantable CGM to include Type 2 patients not on intensive insulin therapy. We are also developing our “Freedom” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, or FGM, in an implantable sensor that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as oxygen, and the company may consider opportunities for the development or out-licensing of such applications.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst intensively managed patients and their healthcare providers.

As described above, we are party to a commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our six-month Eversense CGM system worldwide for use in people with diabetes, with certain exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022. In anticipation of the launch, we and Ascensia have been designing the go-to-market strategy for the U.S. six-month product.

As a result of our strategic partnership, Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

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

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 200 million people in the United States may have coverage and access to the Eversense 90-day product via commercial or government (i.e., Medicare) payors. We believe that transitioning commercial payors from 90-day coverage to six-month coverage will be important for the successful commercialization of the Eversense E3 six-month CGM system.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Our patient access programs and patient appeals support, including the Eversense Bridge Program, which was discontinued on December 31, 2020, have been key initiatives to expanding payor policy and acceptance through case-by-case review and eventual denial overturn and Ascensia has continued similar programs for this purpose. This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense.

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

We have received certification from BSI, our Notified Body to the International Standards Organization, or ISO, for our quality system. This ISO 13485:2016 certification includes design control requirements. As a medical device manufacturer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign regulatory agencies and Notified Bodies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality.

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

In addition to CGM providers, we also compete with providers of SMBG systems. Three companies currently account for a substantial share of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; Abbott; and Ascensia.

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

Many of the companies which we compete with have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, certifications and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of December 31, 2021, we held a total of approximately 527 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 104 issued United States patents, 250 patents issued in countries outside the United States and 173 pending patent applications worldwide. Our patents expire between 2021 and 2043, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2044 to 2060.

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

Trademarks

We have one pending U.S. trademark applications and six pending foreign trademark applications, as well as 14 U.S. trademark registrations and 132 foreign trademark registrations.

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

Government Regulation

The Eversense system is a medical device subject to extensive and ongoing regulation by the FDA, CMS, the European Union, competent authorities of the EEA countries, Notified Bodies and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company's business operation, including research activities, product development, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, preclinical and clinical testing, premarket clearance or approval, product manufacturing, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations and standards, such as ISO 13485, ISO 14971, FDA's Quality System Regulation, or QSR, contained in 21 CFR Part 820, Directive 90/385/EEC concerning active implantable medical devices and, Regulation 2017/745 on Medical Devices, as amended.

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

On 26 May 2021, Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, or MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. After a device is placed on the market, it remains subject to significant regulatory requirements.

The Medical Device Regulation provides a transitional provision. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, prior to 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity, except for EC verification CE Certificates of Conformity issued in accordance with Annex IV to the MDD and Annex 4 to the AIMD which shall become void at the latest on 27 May 2022. In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, from 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity and at the latest on 27 May 2024. Medical devices with such valid CE Certificates of Conformity issued under the MDD or the AIMD may continue to be placed on the market for the remaining validity of the CE Certificate of Conformity or until May 27, 2024 at the latest, provided that (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design or intended purpose and (iii) from 26 May 2021, compliance with the EU Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.

Other Regulatory Requirements

Even after a device receives clearance, certification or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include, but are not limited to:

●	establishment registration and device listing;
●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	MDR regulations, which require that manufacturers report to the FDA, competent authorities of the EEA countries and Notified Bodies, and foreign regulatory authorities, when applicable, if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	voluntary and mandatory device recalls addressing problems when a device is defective and could be a risk to health; and
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA, competent authorities of the EEA countries and Notified Bodies, and foreign regulatory authorities, when applicable, field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Moreover, the FDA, competent authorities of the EEA countries and Notified Bodies, and foreign regulatory authorities, when applicable, strictly regulates marketing, labeling, advertising and promotion of medical products. Medical products may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved medical products for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA, competent authorities of the EEA countries and Notified Bodies, and foreign regulatory authorities, when applicable, and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In the United States, failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include, among other things, any of the following sanctions or consequences:

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

In the EEA, similar regulatory requirements apply once a device has been CE marked and placed on the EEA Market. EEA countries are responsible for enforcing the EU’s medical device rules and for ensuring that only compliant medical devices are placed on the market or put into service in their jurisdictions. In addition, similar actions and obligations may be imposed by the competent authorities of an EEA country, or a foreign regulatory authority. If a Notified Body suspects or discovers any non-compliance, this may also result in Notified Bodies revoking, suspending or varying a CE Certificate of Conformity that they have issued for a device or the manufacturer’s quality system.

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

In the EEA, the General Data Protection Regulation (2016/679), or GDPR, went into effect on May 25, 2018 and replaced Directive 95/46/EC (the EU Privacy Directive). The GDPR applies to personal data about identified or identifiable data subjects processed by automated means and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for certain categories of infractions that constitute significant non-compliance. The GDPR includes more stringent operational requirements for data processors and data controllers and creates additional rights for data subjects.

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the GDPR, the UK GDPR, including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU Member States and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

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

Fraud and Abuse Laws

In addition to FDA restrictions, there are numerous U.S. federal and state laws and equivalent third country laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by significant criminal, civil, and administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, or similar comparable foreign programs.

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

Physician Payments Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to CMS financial arrangements, payments, or other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in many states and foreign jurisdictions.

Healthcare Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example. in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA. Congress and the Biden administration are considering additional health reform measures. It is uncertain whether and how future legislation could affect prospects for our product candidates or what actions federal, state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until

December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods.

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

UK Bribery Act and other anti-corruption laws

The UK Bribery Act 2010 and other applicable foreign anti-corruption laws that apply in countries where we do business, generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the UK’s Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense.

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

Employees and Human Capital Resources

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled and qualified employees who share in our mission to transform lives in the global diabetes community with differentiated, long-term implantable glucose monitoring technology. As of December 31, 2021, we had 89 employees, of whom over half hold Ph.D., M.D., master’s degree or other post graduate degrees, and all of whom are located in the United States. Most employees are in operations and research and development positions aligned with our corporate focus of developing and manufacturing glucose monitoring products. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture

Employee engagement is important to us, and we focus on continuously enhancing our corporate culture. In 2021, our employees updated our core values by providing input through workshops and as a result we launched, “It Just Makes Sense,” to describe how our employees are living our corporate values. Customer Inspired emphasizes how we put the customer first while we use our talents, passion, empathy, and hard work to build technology solutions for the unmet needs of our customers. Game-Changing Innovation affects everything we do from how we think, design, and manufacture advanced technology that makes a difference. Learn Fast highlights our respect for the process of discovery and supports intelligent risk-taking knowing that all outcomes are learning opportunities to iterate and improve. Thrive Together reflects the deep respect and trust in the diversity of our backgrounds, knowledge, skills, ideas and capabilities and our belief in each other and our partners to drive success. Get It Done represents working with a sense of urgency to go above and beyond to get the job done right through quality, compliance, and timeliness. We continue to survey our employees around culture, engagement, work experience, communication and other topics and incorporate and respond to their feedback. We will continue to conduct similar surveys and response efforts in the future. We conduct frequent company calls to update all employees on what is happening in various departments to ensure our employees understand our strategic vision as well as our day-to-day objectives. After each meeting, we hold separate open question and answer sessions that give our employees an opportunity to question or comment on anything that is on their minds.

Diversity, Equity, and Inclusion

Our success thrives on the diversity of backgrounds, knowledge, skills, ideas, and capabilities within our workforce. We aspire to create a diverse and inclusive culture that reflects the diversity of the customers we serve and fosters an environment where all employees feel welcomed, respected, and valued. At the end of 2021, our employee base was comprised of approximately one third female and two thirds male. We work to support our goals of diversifying our workforce through recruiting, retention, people development, and inclusion.

Health and Safety

We are committed to the health and safety of our employees and have safety training programs that ensure our workforce know how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have minimal accident and injury rates. In response to COVID-19, we organized an internal cross-functional task force to manage our response to the pandemic and maintain business continuity while aligning with safety protocols recommended by the World Health Organization (WHO) , the U.S. Centers for Disease Control and Prevention (CDC), and other local health agencies. In addition, to ensure the safety of our essential employees who work in our facilities during the pandemic, we implemented social distancing requirements and provided masks, hand sanitizer, and other personal protective equipment (PPE).

Organization Development

We are committed to attracting, developing, and retaining employees by promoting an environment to continuously develop and learn. As part of our performance management process, all levels of employees are formally required to meet with their managers at least quarterly to receive feedback on their established objectives, identify opportunities for skill development, and discuss opportunities to support their career goals. During 2021, the executive team spent substantial time meeting routinely for strategic, operational, and organizational planning. Many of these meetings were focused on organization development including succession planning and the identification of high potential and high performing individuals to create development plans to ensure we foster and retain top talent. We encourage professional certification and continuing education by reimbursement for professional certification classes, testing, maintenance and tuition reimbursement of up to $5,250 annually. We continue to evaluate and enhance our learning delivery to meet the needs of our workforce.

Total Rewards

We provide competitive compensation and benefits to attract and retain the best people. We engage nationally recognized compensation and benefits consulting firms to evaluate our total rewards programs and to provide benchmarking against our peers within the industry. We provide our employees with market competitive pay and bonuses. In 2021, we implemented a year-end market adjustment review process to ensure we maintain our competitive pay and pay equity between active employees and new hires and to align to the highly competitive labor market. As a result of this review process, we made market adjustments to many of our employees effective January 1, 2022, to ensure pay equity between existing and new hires and to better position us to retain our valuable employees. Annual increases and incentive compensation are based on merit and documented through our performance management process as part of our annual review procedures. All employees are issued stock options and/or restricted stock units under our broad-based stock incentive programs. We offer an employee stock purchase program to all employees. Finally, we offer comprehensive benefits to all eligible employees, including health insurance, paid time off, a retirement plan with company match, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, and critical illness.

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

Available Information

Our website address is www.senseonics.com. In addition to the information contained in this Annual Report, information about us can be found on our website. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this prospectus is only as an inactive textual reference.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	We expect that a substantial majority of our future revenue will result from our Commercialization Agreement with Ascensia. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.
●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA and other foreign regulatory clearance, certification, or approval processes are expensive, time-consuming and uncertain, and the failure to maintain required regulatory clearances, certifications and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	The COVID-19 pandemic has, and may continue to, materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business and operations of our manufacturers, distributors or other third parties with whom we conduct business. We are unable to predict the extent to which the pandemic and related restrictions will impact our business, operations, financial performance and the achievement of our strategic objectives.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researcher and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.
●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory agencies, among others. Failure to comply with applicable laws and regulations should harm our business and we may incur significant expenditures related to compliance efforts.
●	Holders of convertible notes may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses, including net losses of $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $951.0 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States and Eversense and Eversense XL in Europe, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, gain regulatory approval or certification in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable and do not expect to be profitable for at least the next several years. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product offerings or continue our operations.

Our Commercialization Agreement with Ascensia to market Eversense may not be successful.

We have entered into a Commercialization Agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to initial exceptions based on our other current exclusive distribution agreements. Pursuant to this agreement, our future success will be dependent on Ascensia effectively marketing and selling Eversense. We expect that the substantial majority of our future revenue will come pursuant to this agreement in future years. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.

The Commercialization Agreement is terminable by Ascensia under a number of circumstances, including if we undergo a change of control. The agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets described above, then we will only have the right to covert Ascensia’s exclusive rights to nonexclusive rights, which may make it difficult for us to successfully engage with another commercial partner. The agreement is also terminable by either party if the other party undergoes bankruptcy, dissolution or winding up.

We cannot guarantee this agreement with Ascensia will be successful, that it will continue, or that we will be able to achieve or maintain any particular volume of sales under the agreement or increase the volume of sales at a satisfactory pace or at all from this relationship in the future.

Our Commercialization Agreement with Ascensia and the terms of our recent debt and preferred stock transactions may discourage a change of control of our company.

The terms of our agreements with Ascensia and PHC may discourage a third party from acquiring, or attempting to acquire, control of our company, even if a change of control was considered favorable by some or all of our stockholders. For example, because of the exclusivity of the distribution arrangements with Ascensia and the minimum five-year term of that exclusivity (which may be extended under certain circumstances), prospective strategic acquirors may be unwilling to undertake an acquisition of our company. In addition, under the terms of the PHC Notes, we may be required to make significant payments to redeem these notes upon a change of control.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the Governor of Maryland issued an order closing all non-essential businesses, which took effect on March 23, 2020. Beginning with the initial outbreak and through 2021, substantially all of our workforce is now working from home either all or substantially all of the time. The effects of the Maryland order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Sales and demand for Eversense have been and may continue to be adversely affected by the global COVID-19 pandemic. Disruptions in the distributions of Eversense could result if patients are physically quarantined, if physicians restrict access to their facilities for a material period of time, if we are unable to train new physicians, if patients are unable or unwilling to visit health care providers, or if health care providers prioritize treatment of acute or communicable illnesses over diabetes management. At various times during the COVID-19 pandemic, (i) our or our partners’ ability to visit physician offices have been restricted, and (ii) insertions of Eversense have been adversely impacted. During the pandemic, these and other risks could recur or continue. In addition, in the Spring of 2020 we announced changes in our ability to market Eversense in the U.S., substantially reduced our sales and marketing capabilities, and limited or ceased our efforts to secure new Eversense patients in the U.S. The impact of these actions on patients and health care providers could delay or negatively impact our ability to stabilize and grow sales of Eversense in the U.S.

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

The review of our products by the FDA and other foreign regulatory authorities and Notified Bodies has been and may continue to be adversely affected by the COVID-19 pandemic. The timing to completion and outcome of such a review is uncertain, as is the impact of COVID-19 on review timelines or possible delays.

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

Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	obtain regulatory clearance, certification or approval to commercialize our products;
●	perform clinical trials with respect to Eversense or future versions of Eversense;
●	implement and execute our business strategy;
●	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
●	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
●	manage expanding operations;

●	manage and secure effective sales of our product through our new collaboration with Ascensia, including its establishment of required commercial infrastructure in the U.S. and elsewhere, and its adapting to a new product category in which it has limited experience;
●	expand the capabilities and capacities of our third-party manufacturers, including increasing production of current products efficiently and having our vendors adapt their manufacturing facilities to the production of new products;
●	respond effectively to competitive pressures and developments;
●	enhance Eversense and develop future versions of Eversense; and
●	attract, retain and motivate qualified personnel in various areas of our business.

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

If we are unable to successfully expand our commercialization of Eversense in the United States and Europe through our Commercialization Agreement with Ascensia, our business will be harmed.

We have limited commercialization experience in both the United States and Europe. We have invested substantially all of our efforts and financial resources to the development and commercialization of Eversense. Our ability to generate revenue from our products will depend heavily on successful commercialization of products in the United States and Europe, which is entirely dependent on our collaboration with Ascensia, and on continuing development of future generations of our Eversense system. The success of any products that we develop will depend on several factors, including:

●	receipt of timely marketing approvals from applicable regulatory authorities or CE Certificates Conformity from Notified Bodies in the EEA;
●	our ability to procure and maintain suppliers and manufacturers of the components of Eversense and future versions of Eversense;
●	market acceptance of Eversense by people with diabetes, the medical community and third-party payors;
●	our ability to obtain and maintain coverage and adequate reimbursement for Eversense and the related insertion and removal procedures from third-party payors;
●	our success in educating healthcare providers and people with diabetes about the benefits, administration and use of Eversense and future versions of Eversense;
●	the prevalence and severity of adverse events experienced with Eversense and future versions of Eversense;
●	the perceived advantages, cost, safety, convenience and accuracy of alternative diabetes management therapies;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for Eversense and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and
●	maintaining a continued acceptable accuracy, safety, duration and convenience profile of Eversense.

Our revenue is dependent, in part, upon the size of the markets in the territories for which we have regulatory approval or certification, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of people with diabetes we target is not as significant as we estimate or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products.

Our revenue is dependent on the success of Ascensia in commercializing our product, including the launch of the Eversense E3 CGM system which we expect to in the second quarter of 2022. Our product is a new product for Ascensia globally and they must additionally establish certain functions of their U.S. commercial organization to successfully market and sell our CGM system. Ascensia’s continued organizational development of its sales and marketing capabilities will be critical to successful commercialization of our Eversense systems, including the launch of the Eversense E3 six-month product If Ascensia is unable to maintain effective sales, marketing and other functions that are required to support the product, it will have a materially negative impact on our net revenues from Eversense.

Approval in the United States by the FDA or approval, or certification by a regulatory agency or Notified Body in another country does not guarantee approval, or certification by the regulatory authorities or Notified Bodies in other countries or jurisdictions or ensure approval, or certification for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval or certification processes vary among countries and can involve additional product testing and validation and additional administrative review periods. If we do not achieve one or more of these approvals, or certifications in a timely manner or at all, we could experience significant delays or an inability to fully commercialize Eversense and achieve profitability.

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the Notified Bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the Quality System Regulation, or QSR, of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose "stop-sale" and "stop-import" orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product's design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

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

Our current business strategy is highly dependent on the successful commercialization of Eversense by Ascensia and achieving and maintaining market acceptance. In order to sell Eversense to people with diabetes, we and Ascensia must educate them, their caregivers and healthcare providers that Eversense is an attractive alternative to competitive products for the monitoring of glucose levels, including SMBG, as well as other competitive CGM systems and alternatives to CGM methodologies. Market acceptance and adoption of Eversense depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of Eversense as compared to competitive products.

Achieving and maintaining market acceptance of Eversense could be negatively impacted by many factors, including:

●	the failure of Eversense to achieve wide acceptance among people with diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;
●	lack of evidence supporting the accuracy, duration, safety, ease-of-use or other perceived benefits of Eversense over competitive products or other currently available diabetes management therapies;
●	perceived risks associated with the use of Eversense or similar products or technologies generally;
●	the introduction of competitive products and the rate of acceptance of those products as compared to Eversense;
●	adverse results of clinical trials relating to Eversense or similar competitive products; and
●	loss of regulatory approval or CE Certificates of Conformity for Eversense, adverse publicity or other adverse events including any product liability lawsuits; and
●	any limitations in the ability of Ascensia to effectively communicate and promote product benefits.

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. These development needs include additional features, extended product life and other attributes we believe may be desired by patients. We may not be successful in developing, obtaining regulatory approval or certification for, or marketing future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability, and the ability of our commercial partners, to:

●	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
●	develop and introduce future generations of Eversense in a timely manner;
●	offer products at a price that is competitive with other products then available;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
●	obtain coverage and adequate reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and

●	obtain the necessary regulatory approvals or certifications for Eversense and future versions of Eversense. However, if regulatory authorities were to disagree, this would adversely impact our ability to commercialize that product enhancement.

If we fail to generate demand by developing products that incorporate features requested by people with diabetes, their caregivers or healthcare providers, or if we do not obtain regulatory clearance, certification or approval for future versions of Eversense in time to meet market demand, we may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and we may in the future experience, delays in various phases of product development, approval, certification and commercial launch, including during research and development, regulatory submission and approval or certification, manufacturing, limited release testing, marketing and customer education efforts. Any delays in our anticipated product launches may significantly impede our ability to successfully compete in our markets. In particular, such delays could cause customers to delay or forego purchases of our products, or to purchase our competitors' products. Even if we are able to successfully develop future versions of Eversense when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by the changing preferences of people with diabetes or the introduction by our competitors of products embodying new technologies or features.

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

Within and outside the United States, reimbursement is obtained from a variety of sources, including government sponsored and private health insurance plans. These third-party payors determine whether to provide reimbursement for specific products and procedures. A third-party payor's decision to provide coverage for our products does not imply that an adequate reimbursement rate will be obtained. Further, one third-party payor's decision to cover our products does not assure that other payors will also provide coverage for the products or will provide coverage at an adequate reimbursement rate. In addition, there may be significant delays in obtaining a reimbursement determination, and coverage, if granted, may be more limited than the purposes for which the product is cleared or certified by the FDA, a Notified Body in the EEA or other foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers its associated costs, including research, development, manufacture, sale and distribution. For example, payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices.

Private insurance companies and other private, third-party payors set payor-specific reimbursement policies. The extent of coverage and the rate of reimbursement varies on a payor-by-payor basis. Most of the largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. These policies include varied coverage requirements regarding patient condition and characteristics. Many of these coverage policies reimburse for CGM systems under durable medical equipment benefits, which are restrictive in nature and require the healthcare provider or supplier to comply with extensive documentation and other requirements. In addition, those third-party payors that cover CGM products may and have included limitations as to the patient conditions and characteristics eligible for coverage and may adopt different coverage and reimbursement policies for our products, which could also diminish payments for Eversense. It is possible that some third-party payors will not offer any coverage for our products. Even if favorable coverage and reimbursement status is attained for Eversense, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs by imposing lower payment rates and negotiating reduced contract rates, among others. As such, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional preauthorization requirements, both in the United States and in international markets. Our dependence on the commercial success of our Eversense products makes us particularly susceptible to any cost containment or reduction efforts. If third-party coverage and reimbursement of products for which we may receive regulatory approval or certification is not available or adequate in either the United States or international markets, or if our production costs increase faster than increases in reimbursement levels, we or our commercial partners may be unable to sell Eversense or future versions of Eversense profitably and our business would be adversely impacted.

Moreover, in the EU some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we provided financial assistance to eligible patients purchasing Eversense, which may have been substantial depending on a patient’s insurance coverage. We also assisted patients in their appeal of adverse coverage decisions made by insurance providers. In December 2020, we terminated the Eversense Bridge Program. We expect our partner Ascensia to implement patient assistance programs and related programs as part of its commercialization efforts. The lack of a patient assistance program, or a program’s design being ineffective, could adversely impact the sales of Eversense and, consequently our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

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

In addition to CGM providers, we also compete with providers of SMBG systems. Three companies currently account for a substantial share of the worldwide sales of SMBG systems: Roche Diabetes Care, a division of Roche Diagnostics; Abbott; and Ascensia Diabetes Care Holdings AG. There are also a number of academic and other institutions involved in various phases of our industry’s technology development.

Many of these competitors enjoy several advantages over us, including:

●	greater financial and human resources for sales and marketing, and product development;
●	established relationships with healthcare providers and third-party payors;
●	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;
●	in some cases, an established base of long-time customers;
●	products supported by long-term clinical data;
●	larger and more established sales, marketing and distribution networks;
●	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and
●	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance and certification.

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

A key to maintaining and growing our revenue will be establishing a customer base and retaining a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable sensors. Ascensia intends to continue developing customer loyalty programs to help with retention aimed at patients, their caregivers and healthcare providers, which include patient ambassadors, training specific to Eversense, ongoing support by sales and clinical employees and 24/7 technical support and customer service. If demand for our products fluctuates as a result of the introduction of competitive products, changes in reimbursement policies, manufacturing problems, perceived safety issues with our or our competitors' products, the failure to secure regulatory clearance or approvals, certifications or for other reasons, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our business, financial condition and operating results.

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

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other foreign regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, and termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or certifications. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

Eversense or future versions of Eversense may contain undetected errors or defects. Disruptions or other performance problems with Eversense or future versions of Eversense, including our sensors not lasting for the full approved or certified duration of use, may harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to increased warranty and liability claims for damages related to errors or defects in Eversense or future versions of Eversense. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of Eversense could harm our business and operating results. This risk exists even if a device is cleared, certified or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Any side effects, manufacturing defects, misuse or abuse associated with Eversense or future versions of Eversense systems could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits.

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

We have limited operating history as a commercial-stage company and we anticipate that there will be meaningful variability in our operating results among years and quarters, as well as within each year and quarter. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	regulatory clearance, certification or approvals affecting our products or those of our competitors;
●	Ascensia’s ability to increase sales of Eversense and to commercialize and sell our future products, and the number of our products sold in each quarter;
●	Ascensia’s ability to establish and grow an effective sales and marketing infrastructure and third-party distribution network;
●	acceptance of our products by people with diabetes, their caregivers, healthcare providers and third-party payors;
●	the pricing of our products and competitive products, and the effect of third-party coverage and reimbursement policies;
●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
●	interruption in the manufacturing or distribution of our products;
●	seasonality and other factors affecting the timing of purchases of Eversense;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	results of clinical research and trials on our products in development;
●	the ability of our suppliers to timely provide us with an adequate supply of components and CGM systems that meet our requirements;
●	changes in the fair value of embedded derivative instruments in the terms of some of our financings, which are subject to potentially wide fluctuations from period to period as a result of changes in our stock price; and
●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our lack of operating history as a commercial-stage company and Ascensia’s lack of experience selling CGM systems, and Eversense in particular, and due to the complexities of the industry and regulatory framework in which we operate, it will be difficult for us to forecast demand for our future products and to forecast our sales with any degree of certainty. For example, many of the products we will seek to develop and introduce in the future will require regulatory approval, certification or clearance and import licenses before we can sell such products and given that the timing of such approvals, certification, clearances or licenses may be uncertain, it will be difficult for us to predict sales projections for these products with any degree of certainty before such approvals, certifications, clearances or licenses are obtained. In addition, we will be increasing our operating expenses as we expand our business. Accordingly, we may experience substantial variability in our operating results from year to year and quarter to quarter. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Risks Related to Development of our Products

If we modify our approved product or CE marked, we may need to seek additional approvals or CE Certificates of Conformity, which, if not granted, would prevent us from selling our modified products.

A component of our strategy is to continue to modify and upgrade our Eversense system, which requires approval or certification by the FDA and analogous regulatory bodies in other jurisdictions. We may not be able to obtain additional regulatory approvals or certifications for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals or certification, including potential delays in obtaining approval of our currently pending applications, would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

Any modifications to the Eversense that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement or similar modifications in other jurisdictions. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement, or appropriate modifications in other jurisdictions, and may only require notice to FDA in a PMA Annual Report, or similar notifications in other jurisdictions. In the U.S., the FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any such decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Similar regulatory considerations apply outside the U.S. If new regulatory approvals or certifications are required, this could delay or preclude our ability to market the modified system.

For those medical devices sold in the EEA, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining variation of existing CE Certificates of Conformity or a new Certificate can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.

While we have completed pivotal trials in Europe and the United States, we are and may need to conduct future clinical trials in order to develop new versions of our system or to comply with requirements for post-approval studies. For example, subject to regulatory clearance of our IDE, we are planning to initiate a pivotal trial to support a future PMA supplement for a 365-day sensor. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, Nick Tressler, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, and Ken Horton, our General Counsel and Corporate Development Advisor, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain "key person" insurance for any of our executives or employees.

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

As of December 31, 2021, we had 89 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2021, we held a total of approximately 527 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 104 issued United States patents, 250 patents issued in countries outside the United States, and 173 pending patent applications worldwide. Our patents expire between 2022 and 2043, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2044 to 2060. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have one pending U.S. trademark applications and 6 pending foreign trademark applications, as well as 14 U.S. trademark registrations and 132 foreign trademark registrations.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States, foreign regulatory authorities and the Notified Bodies in the EEA. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

●	product design and development;
●	preclinical studies and clinical trials;
●	product safety;
●	establishment registration and product listing;
●	labeling and storage;
●	marketing, manufacturing, sales and distribution;
●	pre-market clearance, certification or approval;
●	servicing and post-market surveillance;
●	advertising and promotion; and
●	recalls and field safety corrective actions.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenues. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the regulatory agency or other regulators or Notified Bodies to grant future clearances, CE Certificates of Conformity or approvals, and the suspension, variation or withdrawal of existing approvals or CE Certificates of Conformity by such regulatory bodies. For example, in September 2019 we voluntarily initiated a recall of Eversense sensors that had not yet been implanted, due to premature loss of function due to inadequate hydration of the sensor’s glucose-sensing surface. This recall, as well as any of the above sanctions, could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and operating results.

The FDA regulatory clearance process and regulatory processes in other countries are expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances, certification and approvals could prevent us from commercializing Eversense and future versions of Eversense.

Products that are approved through a PMA application generally need FDA approval before they can be modified, and similar approval or certification processes are required in other jurisdictions where we may want to market our products. The process of obtaining regulatory approvals or certifications to market a medical device can be costly and time-consuming, and we may not be able to obtain these approvals or certifications on a timely basis, or at all for our products.

If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our expectations.

The FDA or comparable foreign regulatory authorities and Notified Bodies can delay, limit or deny approval or certification of a device for many reasons, including:

●	we may not be able to demonstrate that our products are safe and effective for their intended users;
●	the data from our clinical trials may be insufficient to support approval or certification; and
●	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA or comparable foreign regulatory authorities may change approval or certification policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or certification of our product modifications under development.

Any delay in, or failure to receive or maintain, approval or certifications for our products could prevent us from generating revenue from these products or achieving profitability. In particular, any delay in obtaining CE Certificate of Conformity of Eversense E3 system in the EEA, could significantly impair our commercial strategy in Europe and our ability to generate revenue in Europe, which would have a material, adverse effect on our business.

If we or our third-party suppliers fail to comply with the FDA's or other foreign regulatory authorities’ good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-money-laundering laws in foreign jurisdictions, as well as export control laws, customs laws, sanctions laws and other laws governing our future global operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

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

We will implement and maintain policies and procedures designed to ensure compliance by us, and our directors, officers, employees, representatives, third-party distributors, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anticorruption, anti-money-laundering and anti-terrorism laws and regulations, including in foreign jurisdictions. We cannot assure you, however, that our policies and procedures will be sufficient or that directors, officers, employees, representatives, third-party distributors, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations, including in foreign jurisdictions, may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

●	the federal Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which is enforceable through civil whistleblower or qui tam actions, prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal and civil statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors, regarding the privacy, security and transmission of such individually identifiable health information;
●	federal "sunshine" requirements imposed by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Education Reconciliation Act of 2010, or collectively, the PPACA, on device manufacturers regarding the annual reporting to the Centers for Medicare and Medicaid Services, or CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners, and teaching hospitals, and ownership and investment interests held by physicians. Failure to timely submit required information may result in significant civil monetary penalties;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA;
●	the California Consumer Privacy Act, or CCPA, that creates new individual privacy rights for consumers (which is broadly defined) and places increased privacy and security obligations on entities handling certain personal data; and
●	foreign data privacy regulations, such as the European General Data Protection Regulation (EU) 2016/679, or GDPR, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

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

The collection and use of personal health data in the European Economic Area, or EEA (being the European Union plus Norway, Iceland and Liechtenstein) is governed by the General Data Protection Regulation 2016/679, or GDPR, which entered into application on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States and Norway, Iceland and Liechtenstein may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition and results of operations. There has been limited enforcement of the GDPR to date, so we face uncertainty as to the exact interpretation of the new requirements on trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

The GDPR and accompanying laws are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies, we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce.

In addition, further to the United Kingdom’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the European Union and the UK to continue without additional requirements. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the European Commission during this period. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

If we or our third-party partners fail to comply or are alleged to have failed to comply with data protection and privacy laws and regulations, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

In February 2021, in conjunction with a communication to users regarding our distribution changes and securing customer and technical support, we made an unintended disclosure of certain user e-mail addresses to other users in Italy. In response, we communicated with affected parties and self-reported the disclosure to the appropriate authorities in Italy for the GDPR. Subsequently, we have engaged in communications with the Italian authorities concerning the disclosure and other GDPR-related obligations. In January 2022, we were notified by the Italian authorities of their determination that our unintended disclosure constituted a violation of the GDPR. In February 2022, we responded to the Italian authorities regarding the alleged GDPR violations. We expect the Italian authorities to issue a formal decision on this matter in the second quarter of 2022. This unintended disclosure or the outcome of the proceedings with the Italian authorities could cause an adverse reaction by users of our product, negative publicity, financial penalties or negative regulatory implications under GDPR, any of which could have a material adverse effect on our business.

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

We may be liable if the FDA, competent authorities of the EEA countries, or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA, competent authorities of the EEA countries, or other foreign regulatory authorities determine that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or competent authorities of the EEA countries, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we intend to train our marketing and direct sales force to not promote our products for uses outside of their cleared uses and our policy will be to refrain from statements that could be considered off-label promotion of our products, the FDA competent authorities of the EEA countries, or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations in other countries.

The advertising and promotion of our products in the EEA is subject to EEA countries' national laws implementing the AIMD and applying the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries governing the advertising and promotion of medical devices. EEA countries' legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals, which could negatively impact our business, operating results and financial condition.

Off-label use of our product by patients could lead to product liability claims and regulatory action.

Eversense is currently labeled as non-adjunctive; however twice daily fingerstick calibrations are still required. We have no control over whether patients adhere to labeling instructions and confirm blood glucose levels to ensure calibration with Eversense. If a patient fails to do so and has an adverse reaction to self-medication, the patient might make a claim against us. While we do not believe that, as a general matter, such a claim would have merit, the possibility of an adverse result to the manufacturer cannot be dismissed, and in any event, we could incur significant defense costs. Also, if there should be widespread off-label use of our system by patients, and resulting adverse medical events, the FDA, competent authorities of the EEA countries or other foreign regulatory bodies might require us, to implement additional measures to reduce off-label use, which could be costly or reduce adoption of Eversense.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance, certification or approval of our products.

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

On a global level, the regulatory environment is increasingly stringent and unpredictable. Many countries have introduced or expanded their existing regulation of medical devices or are planning to expand their existing regulation in the future. Regulatory requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. For example, in the EU, on May 26, 2021, the EU Medical Device Regulation entered into application repealing and replacing both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (EEA). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation.

Regulations of the FDA and other regulatory agencies, including third country authorities and Notified Bodies, in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are subject to unannounced device inspections by European Notified Bodies, as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities. In addition, the competent authorities of individual EEA countries have powers to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking, suspending or varying any CE Certificate of Conformity that they have issued for a device or the manufacturer’s quality system.

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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance and delaying the implementation of certain PPACA-mandated fees. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress and the Biden administration are considering additional health reform measures.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From December 1, 2020 through February 25, 2022, the trading price of our common stock has been as low as $0.36 per share and as high as $5.56 per share. This extreme stock price volatility has been accompanied by extremely high trading volume in our common stock in comparison to historical experience. During this period, the average daily trading volume of our common stock has been approximately 24 million shares and on January 19, 2021, our trading volume exceeded 409 million shares, whereas the average daily trading volume from January 1, 2021 to December 31, 2021 was 26.4 million shares.

The extreme increase in trading volume and volatility has not necessarily correlated to the company’s announcement of material developments and often appears unrelated to changes in actual or expected operating performance. Purchases or sales of large quantities of our stock, including the establishment and/or closing of significant short positions in our stock could have an unusual or adverse effect on our market price. Market fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. Abnormal trading activity, including activity that is considered market manipulation, can lead to irrational and/or temporary movements in the price of our common stock, which, in turn, may increase its risk and volatility. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

The market price of our common stock may also be influenced by many additional factors, including:

●	analyst coverage, recommendations or changes in their estimates of our financial performance;
●	future announcements about us or our competitors, including the results of technological innovations or new commercial products;
●	announcement of operating results and other factors relating to the commercialization of our products;
●	clinical trial and topline data results;
●	depletion of our cash reserves;
●	sale of equity securities or issuance of additional debt;
●	announcement by us of significant strategic partnerships, capital commitments or acquisitions;
●	changes in government regulations;
●	impact of competitor successes;
●	developments in our relationships with our collaboration partners;
●	global market or financial developments, whether due to the global COVID-19 pandemic or otherwise;
●	announcements relating to health care reform, legislation and reimbursement levels, including third-party payor coverage decisions;
●	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
●	regulatory approvals, certifications, timelines or other actions;

●	litigation;
●	public concern as to the safety of our products or recalls;
●	the make-up of our shareholder base; and
●	the other factors described in this Risk Factors section.

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

The PHC Notes are, and the Convertible preferred stock issuable under our Equity Line Agreement with Energy Capital, will be convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

The PHC Notes are also convertible into our common stock at the option of the holder. Accordingly, any conversion of convertible preferred stock or the PHC Notes would dilute the ownership of our holders of common stock. Additionally, under the Equity Line Agreement, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock, with such shares convertible into common stock at a price of $0.3951 per share. Also, under the Equity Line Agreement, subject to the satisfaction of certain conditions, Energy Capital has the option to purchase any Series B Preferred Stock that we have not already sold to it under the agreement at a price of $1,000 per share. The potential dilutive effect of the conversion of shares of convertible preferred stock or convertible notes may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Holders of our convertible notes have the ability exert substantial influence over us in a manner adverse to your interests.

Subject to maintaining specified ownership thresholds, the former holders of our Series A convertible preferred stock, which has now been converted to common stock, and the PHC Notes have the ability to designate, in the aggregate, up to three members of our board of directors.

As a result, the holders of the PHC Notes and the former holders of our convertible preferred stock are able to influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. Some of these persons or entities may have interests different the interests of the holders of our common stock.

The future funding pursuant to agreements to sell convertible preferred stock to PHC and Energy Capital is not guaranteed.

We have entered into agreements with PHC and Energy Capital that, collectively, provide for our receipt of up to $27 million of aggregate funding pursuant to the sale of convertible preferred stock to PHC and Energy Capital. Pursuant to our agreement with PHC, we have the option to sell and issue to PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, which was contingent upon our obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA. On November 9, 2020, we entered into the Equity Line Agreement with

Energy Capital. Under the Equity Line Agreement, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock, with such shares convertible into common stock at a price of $0.3951 per share. Also, under the Equity Line Agreement, subject to the satisfaction of certain conditions, Energy Capital has the option to purchase any Series B Preferred Stock that we have not already sold to it under the agreement at a price of $1,000 per share. Because of the contingencies of each transaction, there can be no guarantee that we will be able to sell the additional convertible preferred stock to PHC or Energy Capital. If we are unable to do so, we may be forced to seek to raise additional capital on less advantageous terms, if available at all, which would likely have a material adverse effect on our liquidity and the trading price of our common stock.

Our application for the PPP Loan could, in the future, be determined to have been impermissible or could result in damage to our reputation.

On April 22, 2020 we received proceeds of $5.8 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 21, 2022 and bears annual interest at a rate of 1.0%. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. We have elected not to apply for forgiveness and are making monthly payments of principal and interest until the loan is paid in full in the second quarter of 2022.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Should we be audited or reviewed by federal or state regulatory authorities, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

ASC 815 requires companies to bifurcate certain embedded derivatives from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We utilize a third-party valuation expert and the binomial option pricing method to determine the fair value of the derivative instruments at each reporting date using inputs based on recent trading prices (Level 2) and other observable inputs, including our common stock price, implied volatility, interest rates and credit spreads, or unobservable inputs (Level 3) where there is an absence of recent trading prices.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2021. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

At December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of $585.1 million and had research and experimental credit carryforwards of $14.1 million. NOL carryforwards in the amount of $198.5 million will expire in varying amounts between 2022 and 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Federal NOL carryforwards generated in taxable years beginning in 2018 will similarly carry forward indefinitely but will not be subject to such 80% of annual taxable income limitation. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of leased office space in Germantown, Maryland pursuant to a lease that expires in 2023. We have an option to renew the lease for one additional five-year term. Additionally, on July 31, 2019, we entered into a new, non-cancellable operating sub-lease agreement for approximately 30,500 square feet of office space which commenced on September 2, 2019, expiring in 2023. This facility was decommissioned in 2021 and we will continue making lease payments until the lease expiration. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, has filed a motion to dismiss the action for failure to state a claim. The motion is currently pending before the court.

In February 2021, in compliance with the data breach notification obligations laid out in the GDPR, the Company notified the Italian Data Protection Authority, or the Garante, of an unintended disclosure of certain user e-mail addresses to other users in Italy. Subsequent to this notification, the Company engaged in communications with the Garante concerning additional details about the data breach and other GDPR-related obligations of the Company. In January 2022, the Garante informed the Company of its determination that certain violations of the GDPR had occurred, and invited the Company to submit defensive arguments. In February 2022, the Company filed a brief with the Garante setting forth its defensive arguments to the alleged violations. The Company’s brief is pending before the Garante and the Company expects a decision from the Garante in the second quarter of 2022.

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

Stockholders

As of February 25, 2022, we had 463,145,879 shares of common stock outstanding held by 177 holders of record.

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

The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our Eversense, Eversense XL and Eversense E3 CGM system are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months, respectively, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (EEA). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. In June 2018, the U.S. Food and Drug Administration, or FDA, approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia Diabetes Care Holdings AG, or Ascensia, to begin commercializing Eversense E3 in the second quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. During 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington, DC, Blue Cross and Blue Shield plans, and announced local coverage determinations, or LCD, proposals for implantable therapeutic CGMs such as Eversense by all the Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service. We continue to see momentum of broad national payor acceptance, including on August 3, 2020, the Center for Medicare and Medicaid Services, or CMS, released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Scheduled that update global payments for the device cost and procedure fees.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 6 months in the United States. In September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the current Eversense 90-day product available in the United States, with a mean absolute relative difference, or MARD, of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia Diabetes Care Holdings AG, or Ascensia, to begin commercializing Eversense E3 in the second quarter of 2022.

In March 2019, we launched a patient access program, the Eversense Bridge Program, to assist those patients who do not have insurance coverage for Eversense, or whose insurance is denied or insufficient. Pursuant to this program, we provided financial assistance to eligible patients purchasing Eversense, which may have been substantial depending on a patient’s insurance coverage. We also assisted patients in their appeal of adverse coverage decisions made by insurance providers. In December 2020, we terminated the Eversense Bridge Program. In 2021, Ascensia initiated a patient assistance program to provide financial assistance to patients on Eversense. The lack of a patient assistance program, or a program’s design being ineffective, could adversely impact the sales of Eversense and, consequently our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs, or previously the Bridge Program. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system and launched with an updated app in December 2019. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing the ongoing COVID-19 pandemic, in the first half of 2022 we plan to seek Investigational Device Exemption, or IDE, from the FDA to explore the 365-day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we intend to include a pediatric population, in the second half of 2022.

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide for people with diabetes, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and we expect Ascensia to begin commercializing Eversense E3 in the United States in the second quarter of 2022.

European Commercialization of Eversense

In September 2017, we affixed the CE mark to the Eversense XL, which is indicated for a sensor life of up to six months. Eversense XL began commercialization in the EEA in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, together referred to as Roche. Pursuant to the agreement, as amended, we had granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. Roche was obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we further amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract. On November 30, 2020 we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales concluded on January 31, 2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021.

COVID-19

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. The state of Maryland, where we are headquartered, has been affected by COVID-19. The Governor of Maryland issued an order closing all non-essential businesses, which took effect on March 23, 2020. Beginning with the initial outbreak and through 2021 substantially all of our workforce is still working from home either all or substantially all of the time. Additionally, because our sensor requires an in-clinic procedure, we saw a reduction in access to clinics and sensor insertions during multiple periods during the pandemic.

The COVID-19 pandemic infection rates in the United States are still high, vaccine distribution is on-going, and it is difficult to predict the longevity and severity COVID-19 will have on our business.

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash resources, in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, in the first quarter of 2020, we temporarily suspended commercial sales and marketing of the Eversense CGM System and we reduced our workforce by approximately 60%.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue, warranty obligations, inventory obsolescence and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We did not make any material changes to these assumptions for the year ended December 31, 2021. We do not expect any material changes in the near term to the underlying assumptions during the year ended December 31, 2022.

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

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions.

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

On April 21, 2020, we entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of our outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. On August 9, 2020, we entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”). The Second Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. We recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statement of operations and comprehensive loss. During the fiscal year ended December 31, 2020, Highbridge elected to convert the full $15.7 million of outstanding principal on the Second Lien Notes.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,		Period-to-
	2021	2020	Period Change

	(in thousands)		(in thousands)
Revenue, net	$1,394	$1,368	$26
Revenue, net - related parties	12,281	3,581	8,700
Total revenue	13,675	4,949	8,726
Cost of sales	14,486	22,315	(7,829)
Gross profit (loss)	(811)	(17,366)	16,555

Expenses:
Sales and marketing expenses	5,483	20,550	(15,067)
Sales and marketing expenses- related parties	2,133	—	2,133
Total Sales and marketing expenses	7,616	20,550	(12,934)
Research and development expenses	27,217	20,413	6,804
General and administrative expenses	21,538	20,801	737
Operating loss	(57,182)	(79,130)	21,948
Other (expense) income, net:
Interest income	243	175	68
Loss on fair value adjustment of option	(53,152)	(30,721)	(22,431)
Gain (Loss) on extinguishment of debt and option	330	(21,112)	21,442
Loss on issuance of debt & other issuance costs	—	(12,706)	12,706
Interest expense	(16,720)	(16,167)	(553)
Debt issuance costs	—	(1,216)	1,216
Loss on change in fair value of derivatives	(174,173)	(11,641)	(162,532)
Impairment cost	(1,647)	(2,339)	692
Other expense	(173)	(311)	138
Total other (expense) income, net	(245,292)	(96,038)	(149,254)
Net loss	$(302,474)	$(175,168)	$(127,306)

Components of Results of Operations

Revenue, net

Our total net revenue increased to $13.7 million for the year ended December 31, 2021, compared to $4.9 million for the year ended December 31, 2020, an increase of $8.7 million. This increase was due to the transition of commercial responsibility for Eversense to Ascensia and its orders for Eversense for distribution in the European Union and in the United States. Ascensia assumed commercial responsibilities for Eversense XL beginning on February 1, 2021 and for the 90-day Eversense product during the second quarter of 2021.

Cost of sales

Our cost of sales decreased to $14.5 million for the year ended December 31, 2021, compared to $22.3 million for the year ended December 31, 2020, a decrease of $7.8 million. The decrease was primarily attributed to the reduction of inventory impairment, write-offs and scrap expense of $13.9 million and a reduction of $0.2 million in salaries &

related costs, partially offset by an increase of $6.3 million in production costs, freight and logistic cost and warranty and replacement costs related to the commercialization of Eversense under the Ascensia commercialization and collaboration agreement.

Gross profit (loss) was $(0.8) million and $(17.4) million for the years ended December 31, 2021 and 2020, respectively. Gross profit as a percentage of revenue, or gross margin, was (5.9)% and (350.9)% for the years ended December 31, 2021 and 2020, respectively. The improved gross margin was primarily due to the fulfillment of orders utilizing existing written off inventory as a result of the COVID-19 pandemic.

Sales and marketing expenses

Sales and marketing expenses were $7.6 million for the year ended December 31, 2021, compared to $20.6 million for the year ended December 31, 2020, a decrease of $12.9 million. The decrease was primarily the result of the reduction in sales support due to the transition to Ascensia for the commercialization of Eversense.

Research and development expenses

Research and development expenses were $27.2 million for the year ended December 31, 2021, compared to $20.4 million for the year ended December 31, 2020, an increase of $6.8 million. The increase was due to the expansion of our R&D workforce which was $2.2 million increase in personnel-related costs. Also, the increase was due to various R&D efforts to improve our sensor & transmitter technology in 2021 that led to $4.1 million increase in consulting, contract fabrication and other R&D support services and an increase of $0.5 million in clinical studies.

General and administrative expenses

General and administrative expenses were $21.5 million for the year ended December 31, 2021, compared to $20.8 million for the year ended December 31, 2020, an increase of $0.7 million. The increase was due to higher salaries and related expenses of $1.3 million, primarily related to stock-based compensation and related expenses, offset by a reduction of $0.6 million in other administrative expenses including accounting and consulting costs.

Total other income (expense), net

Total other income (expense), net, was ($245.3) million for the year ended December 31, 2021, compared to ($96.0) million for the year ended December 31, 2020, an increase of $149.3 million expense. The increase in expense was primarily due to a $162.5 million change in fair value of the embedded derivatives in our convertible notes, $22.4 million change in non-cash loss on fair value adjustment of the Energy Capital Option and an increase of $0.6 million in interest expense, offset by a $21.4 million reduction in loss on extinguishment of debt, a $12.7 million reduction in loss on issuance of debt & issuance costs, a reduction of $1.2 million in debt issuance cost a decrease of $0.7 million in impairment cost, a decrease of $0.1 million in other expenses and a $0.1 million increase in interest income.

Comparison of the Years Ended December 31, 2020 and 2019

For the discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

Liquidity and Capital Resources

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October

1996. We have never been profitable and our net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $951.0 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $181.8 million.

In November 2021, we entered into an Open Market Sale Agreement, or 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. As of the date of this Annual Report on Form 10-K, we have received $8.1 million in net proceeds from the sale of 3,077,493 shares of our common stock under the 2021 Sales Agreement.

In November 2019, we entered into an Open Market Sale Agreement, or 2019 Sales Agreement, with Jefferies, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. In June 2021, we received $48.4 million in net proceeds from the sale of 12,830,333 shares of our common stock utilizing the full capacity under the 2019 Sales Agreement. For the twelve months ended December 31, 2020, we had received $0.1 million in net proceeds from the sale of 175,289 shares of our common stock under the 2019 Sales Agreement.

On January 21, 2021, we entered into an underwriting agreement, which was subsequently amended and restated on the same day, or the Underwriting Agreement, with H.C. Wainwright & Co., LLC, as representative of the underwriters, the Underwriters, to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission, the Offering. The price to the public in the Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. Total net proceeds from the Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 17, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers, the Purchasers, pursuant to which we sold to the Purchasers, in a registered direct offering, the Registered Direct Offering, an aggregate of 40,000,000 shares, the Shares, of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the us of $50 million, before deducting fees to the placement agent and other estimated offering expenses payables. The Shares were offered and sold by us pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to us from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by us, are approximately $46.1 million.

On November 9, 2020, we entered into an equity line agreement, the Equity Line Agreement, with Energy Capital, LLC, or Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock, or the Series B Preferred Stock, at our request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice, or a Regular Purchase Notice, directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price, or the Purchase Price, equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning nine months after the date of its issuance, at a conversion price of

$0.3951 per share. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

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

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof, or Masters, pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock, the Series A Preferred Stock, at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021.

Warrants

On July 16, 2019, we issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share, or the Solar Warrants. The Solar Warrants are exercisable until July 25, 2029. As of December 31, 2021, the Solar Warrants have been exercised in full, on a net basis.

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

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. We have elected not to apply for forgiveness and are making monthly payments of principal and interest until the loan is paid in full in the second quarter of 2022. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note.

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

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2021:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32
PHC Notes	August 2020	9.50%	$35.0	October 31, 2024	1867.4136	$0.53

See Note 11 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2023 Notes, PHC Notes and 2025 Notes.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, certifications and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product in the United States, will require significant uses of working capital through 2022 and beyond.

Management has concluded that based on our current operating plans, existing cash and cash equivalents and cash flows from our future operations will be sufficient to meet our anticipated operating needs through 2023. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(56,078)	$(67,422)
Net cash used in investing activities	(148,749)	(181)
Net cash provided by (used in) financing activities	220,083	(10,130)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,256	$(77,733)

Net cash used in operating activities

Net cash used in operating activities was $56.1 million for the year ended December 31, 2021, and consisted of a net loss of $302.5 million, a net change in operating assets and liabilities of $1.5 million, and $0.3 million of loss on extinguishment of debt, offset by a change in fair value of derivative liabilities of $174.2 million, a change of $53.2 million in the fair value adjustment related to the Energy Capital transactions, other non-cash charges, net of $9.6 million, stock-based compensation expense of $9.0 million, and $2.2 million of impairment costs.

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

Net cash used in investing activities

Net cash used in investing activities was $148.7 million for the year ended December 31, 2021, and consisted of $154.5 million from the purchase of marketable securities and $0.2 million of capital expenditures for laboratory equipment, offset by $6.0 million form sale and maturity of marketable securities.

Net used in investing activities was $0.2 million for the year ended December 31, 2020, and consisted of $0.2 million of capital expenditures, primarily for production equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $220.1 million for the year ended December 31,2021, primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $5.0 million for proceeds related to exercise off stock options and warrants, offset by repayment of $2.8 million of PPP loan and $5.3 million taxes paid related to net share settlement of equity awards.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $181.8 million and at December 31, 2020 we had cash, cash equivalents and restricted cash of $18.2 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rate on all of our notes payable are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended December 31, 2021, which could increase our foreign currency and interest rate risk.

Item 8. Financial Statements and Supplementary Data

SENSEONICS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Senseonics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Derivatives Instruments and Options
Description of the Matter

As discussed in Note 16 of the consolidated financial statements, the Company measures financial assets and liabilities at fair value using Level 3 inputs. As of December 31, 2021, the financial liabilities measured at fair value are $224.3 million and the financial assets measured at fair value are $0.2 million. To determine fair value of each financial asset and liability the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. For example, the derivative liabilities are measured at fair value using a binomial option pricing model that uses observable and unobservable market data for inputs, including the Company’s stock price, implied volatility of the Company’s shares, and probability of conversion occurrence through maturity.

Auditing management’s estimate for the fair value of the financial assets and liabilities involved subjective auditor judgment because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the implied volatility and probability of conversion.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's assets and liability valuation process. This included controls over management's assessment of the significant inputs and estimates included in the fair value measurements.

Our audit procedures included, among others, evaluating the methodologies used in the valuation model and the significant assumptions. We involved our valuation specialist to assist in the evaluation including to develop an independent valuation of the instruments. We also performed a sensitivity analysis of the significant assumptions, including the implied volatility and probability of conversion, to evaluate the change in the fair value that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Tysons, VA

March 1, 2022

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$33,461	$18,005
Restricted cash	—	200
Short term investments, net	96,445	—
Accounts receivable, net	205	565
Accounts receivable, net - related parties	1,768	2,421
Inventory, net	6,316	5,281
Prepaid expenses and other current assets	6,218	3,774
Total current assets	144,413	30,246

Option	239	1,886
Deposits and other assets	1,086	2,229
Long term investments, net	51,882	—
Property and equipment, net	1,308	1,557
Total assets	$198,928	$35,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,204	$1,762
Accrued expenses and other current liabilities	10,667	11,674
Accrued expenses and other current liabilities- related parties	3,597	—
Term Loans, net	2,926	3,202
Total current liabilities	18,394	16,638

Long-term debt and notes payables, net	59,798	57,216
Derivative liabilities	236,291	62,119
Option	69,401	39,734
Other liabilities	579	1,483
Total liabilities	384,463	177,190

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 shares issued and outstanding as of December 31, 2021 and 3,000 shares issued and outstanding as of December 31, 2020	—	2,811
Total temporary equity	—	2,811

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized; 447,282,263 and 265,582,688 shares issued and outstanding as of December 31, 2021 and December 31, 2020	447	266
Additional paid-in capital	765,215	504,162
Accumulated other comprehensive income, net of tax	(212)	—
Accumulated deficit	(950,985)	(648,511)
Total stockholders' deficit	(185,535)	(144,083)
Total liabilities and stockholders’ deficit	$198,928	$35,918

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2021	2020	2019

Revenue, net	$1,394	$1,368	$4,924
Revenue, net - related parties	12,281	3,581	16,377
Total revenue	13,675	4,949	21,301
Cost of sales	14,486	22,315	40,749
Gross profit (loss)	(811)	(17,366)	(19,448)

Expenses:
Sales and marketing expenses	5,483	20,550	49,555
Sales and marketing expenses- related parties	2,133	—	—
Total sales and marketing expenses	7,616	20,550	49,555
Research and development expenses	27,217	20,413	38,430
General and administrative expenses	21,538	20,801	23,229
Operating loss	(57,182)	(79,130)	(130,662)
Other income (expense), net:
Interest income	243	175	1,933
Loss on fair value adjustment of option	(53,152)	(30,721)	—
Gain (Loss) on extinguishment of debt and option	330	(21,112)	(398)
Loss on issuance of debt & other issuance costs	—	(12,706)	—
Interest expense	(16,720)	(16,167)	(11,799)
Debt issuance costs	—	(1,216)	(3,344)
Gain (Loss) on change in fair value of derivatives	(174,173)	(11,641)	29,232
Impairment cost	(1,647)	(2,339)	—
Other expense	(173)	(311)	(511)
Total other income (expense), net	(245,292)	(96,038)	15,113

Net Loss	(302,474)	(175,168)	(115,549)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(212)	—	—
Total other comprehensive loss, net of tax	(212)	—	—
Total comprehensive loss, net of tax	$(302,686)	$(175,168)	$(115,549)

Basic net loss per common share	$(0.72)	$(0.77)	$(0.61)
Basic weighted-average shares outstanding	422,321,023	227,912,358	188,754,160

Diluted net loss per common share	$(0.72)	$(0.77)	$(0.61)
Diluted weighted-average shares outstanding	422,321,023	227,912,358	188,754,160

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Balance, December 31, 2018	176,918	177	428,878	—	(357,794)	71,261	$—
Issuance of common stock, net	26,136	26	26,731	—	—	26,757	—
Exercise of stock options and warrants	256	—	108	—	—	108	—
Conversion of 2023 Notes	143	—	8,052	—	—	8,052	—
Stock-based compensation expense and vesting of RSU's	—	—	722	—	—	722	—
Net loss	—	—	—	—	(115,549)	(115,549)	—
Balance, December 31, 2019	203,453	$203	$464,491	$—	$(473,343)	$(8,649)	$—
Issuance of convertible preferred stock, net	—	—	—	—	—	—	2,811
Issuance of common stock, net	329	—	(26)	—	—	(26)	—
Exercise of stock options and ESPP purchases	3,329	3	573	—	—	576	—
Exchange and conversion of convertible notes, net	58,470	60	27,199	—	—	27,259	—
Stock-based compensation expense and vesting of RSU's	—	—	7,314	—	—	7,314	—
Issuance of warrants related to debt, net	—	—	4,611	—	—	4,611	—
Net loss	—	—	—	—	(175,168)	(175,168)	—
Balance, December 31, 2020	265,581	$266	$504,162	$—	$(648,511)	$(144,083)	$2,811
Issuance of convertible preferred stock, net	—	—	—	—	—	—	42,756
Conversion of preferred stock	54,166	54	45,511	—	—	45,565	(45,567)
Issuance of common stock, net	112,571	113	200,252	—	—	200,365	—
Exercise of stock options and warrants	5,732	5	4,988	—	—	4,993	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—
Issuance of common stock for vested RSUs and ESPP purchase	5,816	6	68	—	—	74	—
Shares withheld related to net share settlement	(1,509)	(2)	(5,291)			(5,293)
Stock-based compensation expense	—	—	9,029	—	—	9,029	—
Net loss	—	—	—	—	(302,474)	(302,474)	—
Other comprehensive income, net of tax	—	—	—	(212)	—	(212)	—
Balance, December 31, 2021	447,282	$447	$765,215	$(212)	$(950,985)	$(185,535)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(302,474)	(175,168)	$(115,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,239	1,141	1,001
Non-cash interest expense (debt discount and deferred costs)	8,462	10,977	8,457
Change in fair value of derivatives	174,173	11,641	(29,232)
Loss on fair value adjustment of option	53,152	30,721	—
(Gain) Loss on extinguishment of debt and option	(330)	21,112	398
Loss on issuance of debt	—	12,706	—
Impairment of right-of-use asset	518	—	—
Impairment of option	1,647	2,339	—
Stock-based compensation expense	9,029	7,314	8,052
Loss on disposal of assets	10	181	310
Changes in assets and liabilities:
Accounts receivable	1,013	7,393	(3,282)
Prepaid expenses and other current assets	(2,444)	737	(527)
Inventory	(1,036)	11,648	(6,698)
Deposits and other assets	(164)	117	(3,442)
Accounts payable	(559)	(2,522)	(122)
Accrued expenses and other liabilities	1,314	(6,585)	4,827
Deferred revenue	—	—	(628)
Accrued interest	372	(379)	388
Operating lease liabilities	—	(795)	—
Net cash used in operating activities	(56,078)	(67,422)	(136,047)
Cash flows from investing activities
Capital expenditures	(210)	(181)	(1,045)
Purchase of marketable securities	(154,514)	—	—
Proceeds from sale and maturity of marketable securities	5,975	—	—
Net cash used in investing activities	(148,749)	(181)	(1,045)
Cash flows from financing activities
Issuance of common stock, net	200,365	(26)	26,757
Proceeds from exercise of stock options, stock warrants and ESPP purchases	5,066	576	108
Taxes paid related to net share settlement of equity awards	(5,293)	—	—
Proceeds from debt issuance, net	—	55,971	127,000
Note issuance costs	—	(601)	(4,301)
Proceeds from Solar term loan, net of cost	—	—	(2,049)
Proceeds from issuance of Masters preferred stock, net	22,783	—	—
Proceeds from issuance of warrants, net of costs	—	—	722
Repayment of term loans	(2,838)	(66,050)	(15,000)
Repurchase of 2023 Notes	—	—	(37,000)
Net cash provided by (used in) financing activities	220,083	(10,130)	96,237
Net increase (decrease) in cash, cash equivalents and restricted cash	15,256	(77,733)	(40,855)
Cash, cash equivalents and restricted cash, at beginning of period	18,205	95,938	136,793
Cash, cash equivalents and restricted cash, at ending of period	$33,461	$18,205	$95,938

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,822	$4,726	$5,233
Lease liabilities arising from obtaining right-of-use assets	—	—	2,974
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	30	—	32
Issuance of common stock converted from preferred shares	54,166	—	—
Issuance of common stock converted from notes payables	4,925	227	—

Issuance of common stock and warrants - Highbridge transactions	—	55,303	—
Issuance of warrants - Energy Capital	—	3,399	—
Exchange of 2025 Notes for Second Lien Notes	—	(24,000)	—
Issuance of Second Lien Notes	—	15,675	—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and manufacturing of long-term, implantable continuous glucose monitoring system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.	Liquidity

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® CGM System (for use up to 90 days) in the United States and the Eversense CGM and Eversense XL CGM Systems (for use up to six months) in Europe, the Middle East, and Africa. The Company has not generated significant revenue from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities will require significant uses of working capital through 2022 and beyond.

The Company generated a net loss of $302.5 million for the twelve months ended December 31, 2021 and had an accumulated deficit of $951.0 million at December 31, 2021. To date, we have funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $181.8 million

In November 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. For the twelve months ending December 31, 2021, the Company did not execute any sales of common stock under the 2021 Sales Agreement. However, as of the date of this Annual Report on Form 10-K, the Company received $8.1 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

In November 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Jefferies as the sales agent in an “at the market” offering. In June 2021, the Company received $48.4 million in net proceeds from the sale of 12,830,333 shares of its common stock utilizing the full capacity under the 2019 Sales Agreement. For the twelve months ended December 31, 2020, the Company received $0.1 million in net proceeds from the sale of 175,289 shares of its common stock under the 2019 Sales Agreement.

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

On November 9, 2020, the Company entered into an equity line agreement, (“Equity Line Agreement”), with Energy Capital, LLC (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock, or the Series B Preferred Stock, at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company has less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, in its sole discretion, to present Energy Capital with a purchase notice, or a Regular Purchase Notice, directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of its Series B Preferred Stock at a per share price, or the Purchase Price, equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning nine months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

On August 9, 2020, the Company entered into a Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”) and entered into a financing agreement pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due in October 2024 (the “PHC Notes”) to Ascensia’s parent company, PHC Holdings Corporation (“PHC”) on August 14, 2020 (the “Closing Date”). The Company also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022. Upon the closing of the PHC Notes, we prepaid the Highbridge First Lien Notes in full, in the amount of approximately $17.6 million, which includes the discounted prepayment premium.

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021.

The Company believes that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for the Company, the manufacturing of Eversense and continued product development, including the U.S. launch of the new Eversense E3 product. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Management has concluded that based on the Company’s current operating plans, its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through 2023.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements reflect the accounts of Senseonics Holdings and its wholly owned subsidiary Senseonics. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the twelve months ended December 31, 2021, the Company’s comprehensive income (loss) included $0.2 million of other comprehensive loss related to the unrealized loss on marketable securities. For the years ended December 31, 2020 and 2019, the Company’s net loss equaled its comprehensive loss and, accordingly, no additional disclosure is presented.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Cash ⁽¹⁾	$4,264	$18,002

Money market funds	29,197	3
Cash and cash equivalents	$33,461	$18,005
(1)Includes overnight repurchase agreements.

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$33,461	$18,005
Restricted cash	—	200
Cash, cash equivalents and restricted cash	$33,461	$18,205

Concentration of Revenues and Customers

Net revenue from the Company’s distribution arrangement with Ascensia, a related party, accounted for 90% of total net revenues for the year ended December 31, 2021. Net revenue from distribution arrangement with Roche Diabetes Care GmbH, a related party, accounted for 72% of total net revenues for the year ended December 31, 2020. Revenue from distribution arrangement with Edwards Healthcare Centers, Advanced Diabetes Supply, and Solara Medical Supply, strategic fulfillment partners and supplier of CGM systems to diabetic patients in the United States, accounted for 19%, 15%, and 10%, respectively, of total net revenues for the year ended December 31, 2020. During the year ended December 2019, the Company derived 77% of its total net revenue from Roche, and 12% from Advanced Diabetes Supply.

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
		%		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$11,117	81.3%	$3,821	77.2%	$18,054	84.8%
United States	2,558	18.7	1,128	22.8	3,247	15.2
Total	$13,675	100.0%	$4,949	100.0%	$21,301	100.0%

Marketable Securities

Marketable securities consist of commercial paper, corporate debt securities, asset backed securities and government and agency securities. The Company’s investments are classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. We classify all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

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

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and are reduced by an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The Company does not have a history of collectability concerns, and no allowance for uncollectible accounts was recorded as of December 31, 2021. The Company had an immaterial allowance for doubtful accounts as of December 31, 2020.

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

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management identified indicators of impairment on right-of-use assets in 2021. Management did not identify any indicators of impairment in 2020 and 2019.

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

On April 21, 2020, the Company entered into the Highbridge Loan Agreement, in which an aggregate principal amount of $15.0 million was borrowed through the issuance and sale of the First Lien Notes and issued 1,500,000 shares of its common stock to the Lenders as a commitment fee. The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. The Company recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in its consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change recorded in change in fair value of derivatives that is a component of other income (expense) in its consolidated statements of operations and comprehensive loss. On August 14, 2020, the Company prepaid the First Lien Notes in full, including the discounted prepayment premium, in the amount of approximately $17.6 million and recognized a loss on extinguishment in the amount of $0.7 million.

On April 21, 2020, the Company entered into a Note Purchase and Exchange Agreement with certain funds managed by Highbridge providing for the exchange (the “Exchange”) of $24.0 million aggregate principal amount of the outstanding 2025 Notes for (i) $15.7 million aggregate principal amount of newly issued Second Lien Notes, (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. On August 9, 2020, the Company entered into a First Amendment to Note Purchase and Exchange Agreement with Highbridge (as amended by the Amendment, the “Exchange Agreement”). The Second Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. The Company recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in its consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in its consolidated statement of operations and comprehensive loss. During the fiscal year ended December 31, 2020, Highbridge elected to convert the full $15.7 million of outstanding principal on the Second Lien Notes for issuance of 42,776,936 shares of common stock, which included prepayment premiums and were based off of its election of PIK interest.

In August 2020, the Company issued $35.0 million in aggregate principal amount of convertible senior secured notes due PHC, or the PHC Notes. The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. On the date of issuance, the Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging.

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

At December 31, 2021 and December 31, 2020, the warranty reserve was $0.7 million and $0.6 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Balance at beginning of the period	$646	$2,197
Provision for warranties during the period	781	(266)
Settlements made during the period	(704)	(1,285)
Balance at end of the period	$723	$646

Revenue Recognition

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

Revenue from product sales is recognized at a point in time when the Customers obtain control of the Company’s product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which the Company expect to receive in exchange for the product. Contracts with the Company’s distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product. Customer contracts do not include the right to return unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

The Company’s contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, the Company develops estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, Ascensia’s ability to sell through the inventory and market conditions.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, and other related costs, including stock-based compensation, for personnel who perform sales, marketing, and customer support functions. Other significant costs include website design and advertising, educational and promotional materials, consultants, tradeshow expenses, marketing programs and support for Ascensia’s marketing programs including direct to consumer campaigns.

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the 2025 Notes, PHC Notes, 2023 Notes, and Warrants are recorded at historical cost, net of discounts, and approximate fair value based on their borrowing rates. The associated embedded conversion features in the Notes are derivative instruments and along with Options are remeasured at fair value each reporting period.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential common shares is anti-dilutive. The total number of anti-dilutive shares at December 31, 2021, 2020 and 2019, consisting of common stock options and stock purchase warrants, which have been excluded from the computation of diluted loss per share, was as follows:

	2021	2020	2019
Stock-based awards	26,140,291	30,013,407	24,218,612
Masters preferred shares	—	6,302,521	—
2023 Notes	4,617,646	6,672,500	6,672,500
PHC Notes	65,757,177	68,222,412	—
2025 Notes	39,689,142	44,728,676	63,565,883
Warrants	13,177,822	17,282,792	5,196,581
Total anti-dilutive shares outstanding	149,382,078	173,222,308	99,653,576

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for-sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. Since the Company qualified as a smaller reporting company as of June 28, 2019, it maintains its status as a smaller reporting company for the adoption of this standard. As such, the Company will adopt this guidance on the effective date for smaller reporting companies, January 1, 2023.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning

December 15, 2020, including interim periods within that fiscal year. The Company adopted this guidance on its effective date of January 1, 2022 and does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time.

The Company evaluated all other issued unadopted ASUs and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

4.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$57,369	—	—	$57,369
Corporate debt securities	$39,825	—	(77)	$39,748
Asset backed securities	$26,736	—	(29)	$26,707
Government and agency securities	$24,609	—	(106)	$24,503
Total	$148,539	$—	$(212)	$148,327

There were no marketable securities at December 31, 2020.

The following are the scheduled maturities as of December 31, 2021 (in thousands):

2022	$96,479
2023	45,478
2024	3,552
Thereafter	3,030
Total	$148,539

The Company periodically review its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at December 31, 2021 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$1,012	$203
Work-in-process	3,770	2,626
Raw materials	1,534	2,452
Total	$6,316	$5,281

The Company recorded $2.4 million, $15.1 million and $5.3 million in cost of sales for the years ended December 31, 2021, 2020 and 2019, respectively, to reduce the value of inventory for items that are potentially obsolete, to adjust costs to their net realizable value, and for inventory in excess of product demand.

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Contract manufacturing⁽¹⁾	$5,036	$3,324
Interest receivable	443	—
IT and software	225	150
Clinical and Preclinical	142	11
Rent	105	102
Sales and Marketing	98	53
Insurance	74	50
Research and development	39	—
Other	29	—
Corporate and Finance Consulting	27	84
Total prepaid expenses and other current assets	$6,218	$3,774

(1)	Includes deposits to contract manufacturers for manufacturing process.

7.	Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Machinery and laboratory equipment	$2,357	$2,176
Office furniture and equipment	354	371
Leasehold improvements	127	112
	2,838	2,659
Less: Accumulated depreciation	(1,530)	(1,102)
Property and equipment, net	$1,308	$1,557

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $0.4 million, and $0.5 million, respectively. The Company disposed of less than $0.1 million of property and equipment in 2021 related to machinery and laboratory equipment, including machinery at contract manufacturers determined to be impaired or obsoleted. The Company disposed of $0.3 million and $1.4 million of property and equipment in 2020 and 2019, respectively.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Compensation and benefits	$3,484	$4,344
Research and development	2,145	842
Interest on notes payable	2,144	1,773
Sales and marketing services	1,962	615
Product warranty and replacement obligations	1,697	646
Professional and administration services	1,011	880
Contract manufacturing	914	1,421
Operating lease	904	794
Other	3	151
Patient access programs	—	208
Total accrued expenses and other current liabilities	$14,264	$11,674

9.	Leases

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

On July 31, 2019, the Company entered into a non-cancellable operating lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019 and expiring in 2023. The Company does not have the option to renew the lease for an additional term. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. This facility was decommissioned in 2021 and the Company will continue making lease payments until the lease expires. An impairment charge of $0.5 million was recorded during the twelve months ended December 31, 2021.

The Company recorded $0.8 million of associated ROU assets and $1.5 million in lease liabilities in its consolidated balance sheet at December 31, 2021.

Operating lease expense for the year ended December 31, 2021, 2020 and 2019 was $0.9 million, $0.9 million and $0.7 million, respectively.

The following table summarizes the lease assets and liabilities as of December 31, 2021 (in thousands):

Operating Lease Assets and Liabilities	Balance Sheet Classification	Amount
Assets
Operating lease ROU assets	Deposits and other assets	$821
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$904
Non-current operating lease liabilities	Other non-current liabilities	579
Total operating lease liabilities		$1,483

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2021 (in thousands):

2022	1,002
2023	600
2024	-
2025	-
2026	-
Total	1,602
Present value adjustment	(119)
Present value of lease liabilities	$1,483

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2021 and 2020:

Remaining lease term (years)	2021	2020
Operating leases	1.6	2.6
Discount rate
Operating leases	9.1%	9.1%

During the year ended December 31, 2021, the Company made cash payments of $0.9 million included in the measurement of its operating lease liabilities.

10.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of 1% up to 4% of the participant’s contributions. Employer match expenses during the years ended December 31, 2021, 2020, 2019 were $0.3 million, $0.1 million and $0.2 million, respectively. Administrative expenses for the plan, which are paid by the Company, were not material in 2021, 2020 or 2019.

11.	Notes Payable and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with SVB.

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. The Company has elected not to apply for forgiveness and began to make equal monthly payments of principal and interest, beginning in the third quarter of 2021.

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

The First Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. The Company recorded the fair value of the embedded features in the amount of $1.0 million as a debt premium and derivative asset in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change recorded in change in fair value of derivatives that was a component of other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The debt issuance costs incurred in connection with the Highbridge financings were allocated between the First Lien Notes, Second Lien Notes, common stock, and warrants. The Company incurred and deferred $1.5 million in debt issuance costs and debt discounts associated with the First Lien Notes, which were to be amortized as interest expense over the term of the First Lien Notes, along with $1.0 million of debt premium from the derivative bifurcation.

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

The Second Lien Notes were secured, senior obligations of the Company, junior only to the First Lien Notes. Interest in cash at the annual rate of 7.5% or, at the Company’s option, payment in kind at an annual rate of 8.25%, on the Second Lien Notes was payable monthly in arrears. The maturity date for the Second Lien Notes was August 9, 2023 (the “Second Lien Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms. The obligations under the Second Lien Notes were secured by substantially all of the Company’s assets.

The Company had the right to prepay the Second Lien Notes at any time, subject to a prepayment premium, which in certain circumstances the Company may elect to pay in common stock, equal to the aggregate amount of interest payments through maturity.

The holders of the Second Lien Notes had the right to convert the aggregate principal of the Second Lien Notes (together with any applicable prepayment premium) to common stock at a price per share equal to 90% of the greater of (i) the daily volume weighted average of the price per share of the common stock, on the conversion date, or if the conversion date is not a trading date, the trading day immediately prior to the conversion date and (ii) $0.33 per share. This conversion option had a daily limit of $1.0 million in aggregate converted principal (inclusive of principal amount of First Lien Notes that are voluntarily converted by the Lenders). Subject to certain conditions, if the Company retains or reinvests proceeds of an asset sale pursuant to the Asset Sale Prepayment Provisions in the Exchange Agreement, the Holders shall be entitled to convert additional Second Lien Notes and the Lenders shall be entitled to convert First Lien Notes in aggregate combined principal amount equal to 45% of such net proceeds retained or reinvested (together with any applicable prepayment premium).

The Exchange Agreement contained customary terms and covenants, including without limitation: financial covenants, such as maintaining a minimum cash balance; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements.

Most of these restrictions were subject to certain minimum thresholds and exceptions. The Exchange Agreement also contained customary events of default, after which the Second Lien Notes may be due and payable immediately, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, and change of control, termination of any guaranty, governmental approvals, and lien priority.

The Second Lien Notes also contained redemption features that were evaluated for bifurcation as separate derivative instruments including the permitted prepayment put option, the mandatory accelerated redemption and the mandatory redemption and reinvestment upon an asset sale. Unlike the First Lien Notes, the Second Lien Notes also permit voluntary conversion at the option of the holder as described above. The Company recorded the fair value of these embedded features in the amount of $1.9 million as a derivative asset in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

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

For the twelve months ended December 31, 2020, Highbridge voluntarily converted all $15.7 million of outstanding principal amount of the Second Lien Notes for 42,776,936 shares of common stock, which included prepayment premiums and were based off the Company’s election of PIK interest. Accordingly, $15.7 million of allocated deferred issuance costs, debt discounts and prepayment premiums were recognized as a loss on extinguishment of debt in the Company’s consolidated statements of operations and comprehensive loss during the twelve months ended December 31, 2020.

Convertible Preferred Stock and Warrants

On November 9, 2020, the Company entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company have less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, in its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that we shall not affect any Regular Purchase under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price.

The Company accounted for the Equity Line Agreement as a put/call option. This put/call option is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. In connection with the issuance of the Equity Line Agreement, the Company incurred and expensed $7.6 million in debt issuance costs. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). The fair value as of December 31, 2021 was $69.4 million.

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

The Series A Preferred Stock was contingently redeemable upon occurrence of a change of control event which is considered outside the control of the Company, and therefore the Series A Preferred Stock was classified in temporary equity on the consolidated balance sheet. At each reporting period, the Company evaluated the probability of the Series A Preferred Stock being redeemed. The Company’s policy is to recognize the difference in carrying value to redemption value once the redemption becomes probable.

The Company accounted for the option to purchase up to an additional 27,000 shares of preferred stock as a freestanding warrant instrument, as it is legally detachable and separately exercisable. This warrant is classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.8 million upon issuance. The warrant was required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense).

In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022. This purchased put option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at the fair value and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the purchased put option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC purchased put option. As such, the measurement alternative in ASC 321 for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the Purchased Put Option. The Company developed an estimated fair value at December 31, 2021 to be $0.2 million, and an impairment loss of $1.6 million was recognized in net income as the difference between the fair value of the investment and its carrying amount.

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative as of December 31, 2021 was $149.1 million.

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs are recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes.

The PHC Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility and risky (bond) rate. The fair value of the Company’s PHC Notes, excluding the embedded features, was $15.3 million as of December 31, 2021 and $12.7 million as of December 31, 2020.

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

Based upon recent trading prices (Level 2-market approach) and other observable inputs, including the Company’s common stock, implied volatility and risky (bond) rate, the fair value of the Company’s 2025 Notes, excluding the embedded features, was $30.3 million as of December 31, 2021 and $29.0 million at December 31, 2020.

For the twelve months ended December 31, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 Notes for 4,924,998 shares of common stock.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a long-term liability on the Company’s consolidated balance sheet at December 31, 2021.

Each $1,000 of principal of the 2023 Notes is initially convertible into 294.1176 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $3.40 per share, subject to adjustment upon the occurrence of specified events. Holders may convert at any time prior to February 1, 2023. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. If specific corporate events occur prior to the maturity date, the Company will increase the conversion rate pursuant to the make-whole fundamental change provision for a holder who elects to convert their 2023

Notes in connection with such an event in certain circumstances. Additionally, if a fundamental change occurs prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest.

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

The 2023 Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility and risky (bond) rate. The fair value of the Company’s 2023 Notes, excluding the embedded features, was $14.2 million as of December 31, 2021 and $12.9 million at December 31, 2020. There were no conversions of 2023 Notes in the years ended December 31, 2021 or 2020.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,499)	-	14,201
2025 Notes	51,199	(20,535)	(344)	30,320
PHC Notes	35,000	(18,587)	(1,136)	15,277
PPP Loan	2,926	-	-	2,926

	December 31, 2020
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(2,755)	-	12,945
2025 Notes	57,700	(28,276)	(431)	28,993
PHC Notes	36,312	(22,237)	(1,359)	12,716
PPP Loan	5,763	-	-	5,763

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	December 31, 2021
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	824	1,256	-	-	2,080
2025 Notes	5.25%	2,717	4,569	76	3,183	10,545
PHC Notes	9.50%	3,287	3,650	223	-	7,160
PPP Loan	1.00%	54	-	-	-	54
Total		6,882	9,475	299	3,183	19,839

	December 31, 2020
	Effective Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
Solar Term Loan	8.98%	1,001	301		4,546	5,848
2023 Notes	5.25%	824	1,145	-	-	1,969
2025 Notes	5.25%	3,481	5,026	77	158	8,742
First Lien Notes	13.00%	627	29	49	689	1,394
Second Lien Notes	8.25%	288	786	11	15,719	16,804
PHC Notes	9.50%	1,312	1,141	70	-	2,523
PPP Loan	1.00%	31	5	5	-	41
Total		7,564	8,433	212	21,112	37,321

The following are the scheduled maturities of the outstanding debt, including the 2025 Notes, PHC Notes, 2023 Notes and PPP Loan as of December 31, 2021:

2022	$2,926
2023	15,700
2024	35,000
2025	51,199
Thereafter	—
Total	$104,825

12.	Stockholders’ Equity (Deficit)

In connection with the Company’s acquisition of Senseonics, Incorporated in December 2015 (the “Acquisition”), (i) all outstanding shares of common stock of Senseonics, $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (ii) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (iii) all outstanding options and warrants to purchase shares of common stock of Senseonics were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio.

Common Stock

As of December 31, 2021 and December 31, 2020, the Company’s authorized capital stock included 900,000,000 shares of common stock, par value $0.001 per share. The Company had 447,282,263 and 265,582,688 shares of common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

Preferred Stock

As of December 31, 2021 and 2020, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company had 0 shares of preferred stock outstanding as of December 31, 2021 and 3,000 shares of preferred stock outstanding as of December 31, 2020.

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

13. Stock-Based Compensation

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2021, 10,006,224 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2022, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 25,661,103 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan(the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2021, 989,795 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2021 there were 8,670,753 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On February 1, 2021, there were 118,588 shares purchased in connection with the offering period. On August 1, 2021, there were 38,067 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 2,109,815 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

Stock Options

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

Stock option activity under the Plans during the years ended December 31, 2021, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2019	24,218	$2.16
Granted	469	0.54
Exercised	(201)	0.53
Cancelled/forfeited	(8,711)	1.95
Options outstanding as of December 31, 2020	15,775	2.16	6.51
Granted	224	2.98
Exercised	(2,355)	1.61
Cancelled/forfeited	(260)	3.06
Options outstanding as of December 31, 2021	13,384		5.71

Options vested and expected to vest as of December 31, 2021	13,384	$2.38
Options exercisable as of December 31, 2021	11,700	$2.36	5.46

The weighted average grant-date fair value of stock option awards granted in 2021, 2020 and 2019 was $1.97, $0.33 and $1.60 per share, respectively.

For the years ended December 31, 2021, 2020 and 2019, 2,354,566, 201,447, and 87,591, options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $4.4 million, $0.1 million, and $0.2 million, respectively.

The total fair value of options that vested during 2021 and 2020 were approximately $3.1 million and $5.8 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2021 was $5.1 million. The aggregate intrinsic value of stock options outstanding at December 31, 2021 was $5.7 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2021.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2021 and 2020 was $1.58 and $1.59 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised and forfeited/cancelled for the year ended December 31, 2021 were $1.61, $1.05 and $1.89 per share, respectively.

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2021			2020			2019
Expected term of options (in years)			6.5			6.5			6.5
Expected volatility rate	69.93	-	73.32%	66.50	-	67.41%	64.49	-	67.16%
Risk-free interest rate	0.59	-	1.25%	0.41	-	1.80%	1.60	-	2.64%
Expected dividend yield			0%			0%			0%

The risk-free interest rate assumption is based upon observed U.S. treasury yields for a period consistent with the expected term of the Company’s employee stock options. The expected term is the period of time for which the stock-based options are expected to be outstanding. The expected term is determined using the “simplified method” which is defined as the mid-point between the vesting date and the end of the contractual term. The Company does not pay a dividend, and is not expected to pay a dividend in the foreseeable future.

The Company utilizes comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures as they occur.

Employee stock-based compensation expense for employee granted stock options was $3.2 million, $5.2 million and $7.8 million, for the years ended December 31, 2021 and 2020 and 2019, respectively, classified as follows (in thousands):

	December 31,
	2021	2020	2019
Cost of sales	$30	59	153
Sales and marketing	545	1,570	3,001
Research and development	1,112	1,189	1,600
General and administrative	1,517	2,349	2,996
Total stock-based compensation	$3,204	$5,167	$7,750

As of December 31, 2021, there was $2.5 million of total unrecognized compensation cost related to non-vested employee stock option awards, which is expected to be recognized over a weighted average period of 1.41 years.

Restricted Stock Units

The Company issued 117,290 and 462,308 restricted stock units in lieu of cash payment for board and director fees to members of the Board of Directors during 2021 and 2020, respectively. These restricted stock units were immediately vested upon issuance. The Company also issued 4,603,440 and 17,455,264 restricted stock units to members of the Board of Directors as equity compensation under the Company’s non-employee director compensation policy and to employees of the Company during 2021 and 2020, respectively, as incentive compensation. Of the restricted stock units granted in 2020, 3,893,278 were granted in December 2020 and are subject to performance-based vesting, and vested upon FDA approval of the U.S. E3 product in February 2022. All restricted stock units granted in 2021, and the remaining 13,288,909 restricted stock units granted in 2020 vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months. There were no restricted stock units granted in 2019 other than the issuance in lieu of cash to members of the Board of Directors in respect of director fees.

Restricted stock units activity under the Plans during the years ended December 31, 2021, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
RSU's outstanding as of December 31, 2019	—	$—
Granted	17,918	0.45
Vested	(3,322)	0.47
Forfeited	(358)	0.48
RSU's outstanding as of December 31, 2020	14,238	0.45	2.23
Granted	4,604	1.80
Vested	(5,816)	0.71
Forfeited	(270)	0.56
RSU's outstanding as of December 31, 2021	12,756		2.44

RSU's vested and expected to vest as of December 31, 2021	12,756	$0.80

The weighted average grant-date fair value of restricted stock units granted in 2021 and 2020 was $1.80 and $0.45 per share, respectively.

For the years ended December 31, 2021 and 2020, 5,816, and 3,322, restricted stock units were vested, respectively, with an aggregate intrinsic value at the time of vest of $15.9 million and $1.4 million, respectively.

The total fair value of the restricted stock units that vested during 2021 and 2020 were approximately $4.1 million and $1.5 million, respectively.

The aggregate intrinsic value of the restricted stock units currently outstanding at December 31, 2021 was $34.1 million.

The weighted average grant date fair value of the unvested restricted stock units outstanding at December 31, 2021 and 2020 was $0.80 and $0.45 per share, respectively. The weighted average grant date fair value of the restricted stock units granted, vested, and forfeited for the year ended December 31, 2021 were $1.80, $0.71 and $0.56 per share, respectively.

Employee stock-based compensation expense for employee granted restricted stock units was $5.8 million, $2.1 million and $0.3 million, for the years ended December 31, 2021 and 2020 and 2019, respectively, classified as follows (in thousands):

	December 31,
	2021	2020	2019
Cost of sales	$14	8	—
Sales and marketing	548	338	—
Research and development	1,483	290	—
General and administrative	3,780	1,452	302
Total stock-based compensation	$5,825	$2,088	$302

As of December 31, 2021, there was $8.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 2.44 years.

14.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities )	2021	2020

Deferred Tax Assets:
Net operating loss carryforwards	$125,242	115,531
Capitalized start-up costs	7,315	8,477
R&E credit carryforwards	11,251	10,208
Stock-based compensation	2,061	4,056
Change in fair value of derivative liability	8,853	9,222
Other	912	1,096
Total deferred tax asset	155,634	148,590
Valuation allowance	(146,463)	(136,031)
Net deferred tax assets	$9,171	$12,559
Deferred tax liabilities:
ROU amortization	(318)	(477)
Amortization of debt discount	(8,853)	(12,082)
Total deferred tax liability	(9,171)	(12,559)
Net deferred tax assets	$—	$—

The net change in valuation allowance for the years ended December 31, 2021 and 2020 was a net increase of $10.4 million and a net increase of $22.8 million, respectively.

The increase in valuation allowance is primarily due to net losses incurred in 2021. This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. Capitalized start-up costs represent expenses incurred in the organization and start-up of the Company. For U.S. federal and state tax purposes, start-up and organizational costs incurred before October 22, 2004 will be amortized over sixty months and those incurred on and after October 22, 2004 will be amortized over one hundred and eighty months beginning in the current year. At December 31, 2021, the Company had NOL carryforwards of $585.1 million and had research and experimental credit carryforwards of $14.1 million. Research and experimental credit carryforwards will expire in varying amounts between 2022 and 2041. NOL carryforwards in the amount of $198.5 million will expire in varying amounts between 2022 and 2037. NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years. No income tax benefit was recognized in the Company’s Statement of Operations for stock-based compensation arrangements due to the Company’s net loss position.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2021	2020	2019
Tax at U.S. Federal Statutory rate	21.00%	21.00%	21.00%
State taxes, net	1.60	2.32	1.57
Research and development credit	0.34	0.46	1.32
State tax rates changes	(2.18)	(0.85)	(2.17)
Debt Transactions	(17.09)	(11.15)	—
Stock Comp DTA	(0.78)	—	—
Other non-deductible items	0.33	(0.44)	(0.91)
Decrease in valuation allowance	(3.22)	(11.34)	(20.81)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate remained unchanged at 21% for the 2021 tax year. The change in state tax rate from 2019 to 2020 and from 2020 to 2021, respectively, is primarily due to changes in applicable state apportionment factors and change in jurisdictions.

A breakdown of the Company’s uncertain tax position during 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Gross unrecognized tax benefit at beginning of year	$2,552	2,351	1,969
Increase from tax positions taken in prior years	—	—	—
Increase from tax positions in current year	267	201	396
Lapse of statute of limitations / expiration	(6)	—	(14)
Gross unrecognized tax benefit at end of year	$2,813	$2,552	$2,351

The Company did not incur any penalties or interest payable to taxing authorities in 2020 or 2019. In 2021, The Company incurred a minor penalty due to the State of California Franchise Tax Board for an adjustment to the 2020 filed California state tax return.

The Company’s U.S. Federal and state income tax returns from 2001 to 2020 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

15. Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. For the year ended December 31, 2021, revenue from Ascensia was $12.3 million and the amount due from Ascensia as of December 31, 2021 was $1.8 million. At December 31, 2021, the Company had estimated replacement obligations under warranties in the amount of $0.7 million and marketing campaign support obligations in the amount of $1.8 million. For the year ended December 31, 2020, revenues from Ascensia and amounts due from them were immaterial. There were not revenues or amounts due from Ascensia in 2019.

Roche Holding A.G, through its ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. For the year ended December 31, 2021 revenues from Roche were less than $0.1 million, and there were no amounts due from them. For the years ended December 31, 2020 and 2019, revenues from Roche were $3.6 million, and $16.4 million, respectively, and amounts due from them were $2.4 million and $7.1 million. At December 31, 2021, the Company did not have any replacement obligations under warranties due to Roche.

16. Fair Value Measurements

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

The fair value of money market funds and other investments classified as cash and cash equivalents are based on period-end statements supplied by the various banks and brokers that hold the majority of the funds. The valuation technique used to measure the fair value of the Company’s PHC option and debt instruments is based on the binomial option pricing model and the Energy Capital option using the Monte Carlo simulation method and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky bond rate, and trade data when available.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$29,197	$29,197	—	—
Commercial paper	57,369	—	57,369	—
Corporate debt securities	39,748	—	39,748	—
Asset backed securities	26,707	—	26,707	—
Government and agency securities	24,503	19,957	4,546	—
PHC Option	239	—	—	239
Liabilities
Energy Capital Option	$69,401	$—	—	69,401
Embedded features of the 2023 Notes	5,817	—	—	5,817
Embedded features of the PHC Notes	149,058	—	—	149,058
Embedded features of the 2025 Notes	81,417	—	81,417	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$3	$3	$—	$—
PHC Option	1,886	—	—	1,886
Liabilities
Energy Capital Option	$16,255	$—	$—	$16,255
Masters Option	23,479	—	—	23,479
Embedded features of the 2023 Notes	622	—	—	622
Embedded features of the PHC Notes	45,647	—	—	45,647
Embedded features of the 2025 Notes	15,850	—	15,850	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2020	$84,117
Conversion of financial instruments	(19,973)
Loss on fair value adjustment of option	53,152
Loss on change in fair value of derivatives	108,606
Gain on extinguishment of option	(3,513)
Financial asset impairment cost	1,648
December 31, 2021	$224,037

The recurring Level 3 fair value measurements of the embedded features of the Notes and Options include the following significant unobservable inputs:

	2023 Notes	PHC Notes	PHC Option	Energy Capital Option
Unobservable Inputs	Assumptions	Assumptions	Assumptions	Assumptions
Risky (bond) rate	30.0%	15.0%	40.0%	40.0%
Stock price volatility	95.0%	95.0%	95.0%	95.0%
Probabilities of conversion provisions	5.0 - 90.0%	5.0 - 85.0%	5.0 - 25.0%	0.0 - 100.0%
Time period until maturity (yrs)	0.50 - 1.09	0.50 - 2.83	0.50 - 11.00	0.08 - 0.61
Dividend yield	—%	—%	—%	—%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2021 and 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

17. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the period ended December 31, 2021 and 2020 has no such contingencies.

18. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020 and 2019, to reclass the provision for inventory obsolescence and net realizable value of ($4,171,000) and $3,970,000, respectively, to change in Inventory. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

19. Subsequent Events

FDA Approval

On February 11, 2022, the Company issued a press release announcing the approval by the U.S. Food and Drug Administration (“FDA”) of the Eversense E3 CGM system for marketing and sale in the U.S. As previously described, in August 2020, the Company entered into a collaboration and commercialization agreement (the “Commercialization Agreement”) with Ascensia pursuant to which it granted Ascensia the exclusive right to distribute the 90-day Eversense CGM system and the six-month Eversense CGM system worldwide (subject to regulatory approval in certain jurisdictions) for people with diabetes, with certain initial exceptions. As previously announced on January 4, 2022, the Company and Ascensia have been designing the go-to-market strategy for the U.S. six-month product, subject to the receipt of regulatory approval for the Eversense E3 six-month product. Now that the six-month product has received regulatory approval for marketing and sale in the United States, the Company expects that Ascensia will begin commercializing Eversense E3 in the U.S. in the second quarter of 2022. As with any new product, the success of the commercial launch of the Eversense E3 product in the U.S. will be subject to significant uncertainty and risks, and will require time to ramp up. Key areas of strategic focus in the U.S. commercial launch of the six-month product where performance will impact the success of the launch will be: (1) growing the installed base of users, (2) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense E3 system, (3) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (4) educating patients and prescribers regarding the six month product and its benefits relative to the 90-day product, (5) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (6) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from 90-day coverage to six month coverage, and (7) Ascensia’s continued organizational development of its U.S. sales and marketing capabilities relative to CGM.

The Company and Ascensia are also developing plans for the roll-out of the Eversense E3 next generation six-month product in Europe, which, subject to receipt of regulatory approval or certification, including CE Certificates of Conformity and affixing the CE mark for the EEA, is expected to offer reduced calibration requirements from the Eversense XL six-month product currently marketed in Europe. The roll-out of this next generation product in Europe is similarly subject to uncertainties and potential delays, including regulatory approval and certification and launch timing, and European revenues are dependent, among other things, on success of the following: (1) Ascensia’s continued organizational development of its European sales and marketing capabilities relative to CGM, and (2) more effective tender participation, particularly in Italian markets which favor an integrated offering. The U.S. and European commercialization plans are being designed with a goal of minimizing the impact to patients, providers, and ongoing sales of Eversense CGM systems.

In November 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. In February 2022, the Company received $8.1 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, we did not identify any material weakness in our internal control over financing reporting at December 31, 2021.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2021. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Senseonics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Senseonics Holdings Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Senseonics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA

March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.

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

3.7	Bylaw Amendment (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 5, 2021).
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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

10.39#

First Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of March 31, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 9, 2021).

10.40

Form of Securities Purchase Agreement by and between the Company and certain purchases named therein, dated as of January 17, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on January 19, 2021).

Exhibit Number	Description of Document
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
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

+	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit, indicated by asterisks, have been omitted because they are not material and are the type that the registrant treats as private and confidential.

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

Date: March 1, 2022

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 1, 2022
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ NICK B. TRESSLER	Chief Financial Officer	March 1, 2022
Nick Tressler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 1, 2022
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 1, 2022
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 1, 2022
Edward J. Fiorentino

/s/ Douglas Prince	Director	March 1, 2022
Douglas Prince

/s/ DOUGLAS ROEDER	Director	March 1, 2022
Douglas Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 1, 2022
Francine Kaufman, M.D.

/s/ ROBERT SCHUMM	Director	March 1, 2022
Robert Schumm

/s/ANTHONY RAAB	Director	March 1, 2022
Anthony Raab

/s/JOHN MAROTTA	Director	March 1, 2022
John Marotta

/s/SHARON LARKIN	Director	March 1, 2022
Sharon Larkin