Form 10-Q
period 2022-03-31
Senseonics Holdings, Inc.
filed 2022-05-10
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 463,263,499 shares of common stock, par value $0.001, outstanding as of May 6, 2022.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$39,011	$33,461
Short term investments, net	102,755	96,445
Accounts receivable, net	232	205
Accounts receivable, net - related parties	3,797	1,768
Inventory, net	7,153	6,316
Prepaid expenses and other current assets	7,629	6,218
Total current assets	160,577	144,413

Option	269	239
Deposits and other assets	786	1,086
Long term investments, net	25,145	51,882
Property and equipment, net	1,320	1,308
Total assets	$188,097	$198,928

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,089	$1,204
Accrued expenses and other current liabilities	8,742	10,667
Accrued expenses and other current liabilities- related parties	3,674	3,597
Note payable, current portion, net	14,534	—
Derivative liability, current portion	1,713	—
Term Loans, net	732	2,926
Total current liabilities	31,484	18,394

Long-term debt and notes payables, net	48,035	59,798
Derivative liabilities	150,010	236,291
Option	47,700	69,401
Other liabilities	337	579
Total liabilities	277,566	384,463

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized; 463,229,779 and 447,282,263 shares issued and outstanding as of March 31, 2022 and December 31, 2021	463	447
Additional paid-in capital	775,172	765,215
Accumulated other comprehensive loss	(837)	(212)
Accumulated deficit	(864,267)	(950,985)
Total stockholders' deficit	(89,469)	(185,535)
Total liabilities and stockholders’ deficit	$188,097	$198,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue, net	$292	$487
Revenue, net - related parties	2,189	2,359
Total revenue	2,481	2,846
Cost of sales	1,954	2,320
Gross profit	527	526

Expenses:
Sales and marketing expenses	1,509	1,613
Research and development expenses	7,804	5,255
General and administrative expenses	6,374	4,974
Operating loss	(15,160)	(11,316)
Other income (expense), net:
Interest income	93	9
Gain (Loss) on fair value adjustment of option	21,701	(52,675)
Gain on extinguishment of debt and option	—	330
Interest expense	(4,494)	(4,058)
Gain (Loss) on change in fair value of derivatives	84,569	(180,899)
Impairment cost, net	30	(782)
Other expense	(21)	(123)
Total other income (expense), net	101,878	(238,198)

Net Income (Loss)	86,718	(249,514)
Other comprehensive loss
Unrealized loss on marketable securities	(625)	—
Total other comprehensive loss	(625)	—
Total comprehensive income (loss)	$86,093	$(249,514)

Basic net income (loss) per common share	$0.19	$(0.68)
Basic weighted-average shares outstanding	455,942,886	364,274,433

Diluted net income (loss) per common share	$(0.03)	$(0.68)
Diluted weighted-average shares outstanding	605,198,839	364,274,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit	Preferred Stock Temporary Equity
Three months ended March 31, 2021:
Balance, December 31, 2020	265,582	266	504,162	—	(648,511)	(144,083)	$2,811
Issuance of convertible preferred stock, net	—					—	42,756
Conversion of preferred stock	54,166	54	45,513	—	—	45,567	(45,567)
Issuance of common stock, net	99,740	100	151,987			152,087	—
Exercise of stock options and ESPP purchases	3,439	3	1,696			1,699	—
Exchange and conversion of convertible notes, net	4,925	5	6,496			6,501	—
Stock-based compensation expense and vesting of RSU's	63	—	1,844			1,844	—
Net loss					(249,514)	(249,514)	—
Balance, March 31, 2021	427,915	$428	$711,698	$—	$(898,025)	$(185,899)	$—

Three months ended March 31, 2022:
Balance, December 31, 2021	447,282	447	765,215	(212)	(950,985)	(185,535)	—
Issuance of common stock	3,077	3	8,001	—	—	8,004	—
Exercise of stock options and warrants	9,084	9	162	—	—	171	—
Issuance of common stock for vested RSUs and ESPP purchase	3,786	4	58	—	—	62	—
Stock-based compensation expense	—	—	1,736	—	—	1,736	—
Net income	—	—	—	—	86,718	86,718	—
Other comprehensive loss	—	—	—	(625)	—	(625)	—
Balance, March 31, 2022	463,229	$463	$775,172	$(837)	$(864,267)	$(89,469)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$86,718	(249,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	263	316
Non-cash interest expense (debt discount and deferred costs)	2,772	972
Change in fair value of derivatives	(84,569)	180,899
(Gain) Loss on fair value adjustment of option	(21,701)	52,675
Gain on extinguishment of debt and option	—	(330)
Impairment of option, net	(30)	782
Stock-based compensation expense	1,736	1,740
Changes in assets and liabilities:
Accounts receivable	(2,056)	1,301
Prepaid expenses and other current assets	(1,411)	(677)
Inventory	(837)	(1,303)
Deposits and other assets	163	(30)
Accounts payable	886	(833)
Accrued expenses and other liabilities	(2,031)	(3,411)
Accrued interest	(62)	1,155
Net cash used in operating activities	(20,159)	(16,258)
Cash flows from investing activities
Capital expenditures	(137)	(11)
Proceeds from sale and maturity of marketable securities	19,803	—
Net cash provided by (used in) investing activities	19,666	(11)
Cash flows from financing activities
Issuance of common stock, net	8,004	152,087
Proceeds from exercise of stock options, stock warrants and ESPP purchases	233	1,804
Proceeds from issuance of Masters preferred stock, net	—	22,783
Repayment of term loans	(2,194)	—
Net cash provided by financing activities	6,043	176,674
Net increase in cash and cash equivalents	5,550	160,405
Cash and cash equivalents, at beginning of period	33,461	18,205
Cash and cash equivalents, at ending of period	$39,011	$178,610

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,762	$1,927
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock converted from preferred shares	—	54,166
Issuance of common stock converted from notes payables	—	4,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and commercialization of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings, Inc. and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.	Liquidity and Capital Resources

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable from operations, and its net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, the Company had an accumulated deficit of $864.3 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $166.9 million.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2022, the Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

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

On January 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by the Company, were approximately $46.1 million.

On November 9, 2020, the Company entered into an equity line agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company has less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to Regular Purchases, Energy Capital has the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. There have been no issuances of Series B Preferred Stock as of March 31, 2022.

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

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000.00 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2022, and December 31, 2021, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three months ended March 31, 2022, and 2021 and cash flows for the three months ended March 31, 2022, and 2021 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its wholly owned operating subsidiary Senseonics, Incorporated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods due to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Segment Information

The Company views its operations and manages its business in one segment, glucose monitoring products.

Comprehensive Loss

Comprehensive income (loss) comprises of net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2022, the Company’s comprehensive income included $0.6 million of other comprehensive loss related to the unrealized loss on marketable securities. For the three months ended March 31, 2021, the Company’s net loss equaled its comprehensive loss.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalents consisted of the following as of the dates set forth below (in thousands):

	March 31,	December 31,
	2022	2021
Cash ⁽¹⁾	$1,338	$4,264
Money market funds	37,673	29,197
Cash and cash equivalents	$39,011	$33,461
(1)	Includes overnight repurchase agreements

Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment recorded for the three months ended March 31, 2022. Management identified an indicator of impairment for a right of use asset and recorded an immaterial expense for the three months ended March 31, 2021.

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

At March 31, 2022, and December 31, 2021, the warranty reserve was $0.8 million and $0.7 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2022 and for the twelve months ended December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Balance at beginning of the period	$723	$646
Provision for warranties during the period	58	781
Settlements made during the period	(3)	(704)
Balance at end of the period	$778	$723

Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Commercialization Agreement”), third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively, “Customers”), who then resell the products to health care providers and patients. The Company is paid for its sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

Revenue from product sales is recognized at a point in time when the Customers obtain control of the Company’s product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which the Company expects to receive in exchange for the product. Contracts with the Company’s distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product. Customer contracts do not include the right to return unless there is a product issue, in which case the Company may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

The Company’s contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable consideration, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of management judgment. Depending on the variable consideration, the Company develops estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, Ascensia’s ability to sell through the inventory and market conditions.

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia commercial agreement.

Concentration of Revenue and Customers

For the three months ended March 31, 2022 and 2021, the Company derived 88% and 81%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$1,714	69.1%	$2,533	89.0%
United States	767	30.9	313	11.0
Total	$2,481	100.0%	$2,846	100.0%

Marketable Securities

Marketable securities consist of commercial paper, corporate debt securities, asset backed securities and government and agency securities. The Company’s investments are classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. The Company does not generally intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Accounts Receivable

Accounts receivable consist of amounts due from the Company’s Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. The Company does not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of March 31, 2022 and December 31, 2021. Accounts receivable as of March 31, 2022 and December 31, 2021 included unbilled accounts receivable of $0.7 million and $1.8 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

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

Potentially dilutive common shares consist of shares issuable from restricted stock units, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if converted method. In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended March 31,
	2022	2021

Net income (loss)	86,718	(249,514)
Impact of conversion of dilutive securities	(104,575)	-

Dilutive Net income (loss)	(17,857)	(249,514)

Net income (loss) per share
Basic	0.19	(0.68)
Diluted	(0.03)	(0.68)

Basic weighted average shares outstanding	455,942,886	364,274,433
Dilutive potential common stock outstanding
Stock-based awards	8,982,055	-
2023 Notes	4,617,646	-
2025 Notes	39,689,142	-
PHC Notes	65,151,893	-
Energy Capital Option	25,129,298	-
Warrants	5,685,919	-
Diluted weighted average shares outstanding	605,198,839	364,274,433

For the three months ended March 31, 2021, the Company operated at a loss. Accordingly, all potentially dilutive shares were considered antidilutive, and basic and diluted EPS are the same.

Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
	2022	2021
Stock-based awards	9,877,143	29,827,858
2023 Notes	—	5,224,594
2025 Notes	—	39,689,142
PHC Notes	—	65,757,177
PHC Option	24,959,156	—
Warrants	179,606	13,532,533
Total anti-dilutive shares outstanding	35,015,905	154,031,304

Recent Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has adopted this guidance as of January 1, 2022 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

4.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$43,796	—	—	$43,796
Corporate debt securities	$31,318	—	(307)	$31,011
Asset backed securities	$18,996	—	(88)	$18,908
Government and agency securities	$34,627	—	(442)	$34,185
Total	$128,737	$—	$(837)	$127,900

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$57,369	—	—	$57,369
Corporate debt securities	$39,825	—	(77)	$39,748
Asset backed securities	$26,736	—	(29)	$26,707
Government and agency securities	$24,609	—	(106)	$24,503
Total	$148,539	$—	$(212)	$148,327

The following are the scheduled maturities as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$77,905
2023	45,372
2024	2,445
Thereafter	3,015
Total	$128,737

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at March 31, 2022 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$1,203	$1,012
Work-in-process	4,381	3,770
Raw materials	1,569	1,534
Total	$7,153	$6,316

The Company charged less than $0.1 million to cost of sales for the three months ended March 31, 2022 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. There was no corresponding charge for the three months ended March 31, 2021.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract manufacturing⁽¹⁾	$5,016	$5,036
Insurance	1,404	74
Clinical and Preclinical	467	142
Interest receivable	338	443
IT and software	180	225
Other	119	193
Rent	105	105
Total prepaid expenses and other current assets	$7,629	$6,218

(1)	Includes deposits to contract manufacturers for manufacturing process.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and benefits	$1,811	$3,484
Research and development	1,781	2,145
Interest on notes payable	2,083	2,144
Sales and marketing services	2,078	1,962
Product warranty and replacement obligations	1,753	1,697
Professional and administration services	1,039	1,011
Operating lease	981	904
Contract manufacturing	727	914
Other	163	3
Total accrued expenses and other current liabilities	$12,416	$14,264

8.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. The Company began to make equal monthly payments of principal and interest, beginning in the third quarter of 2021. As of March 31, 2022, the outstanding balance, including accrued interest, of the PPP Note was $0.7 million.

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

Convertible Preferred Stock and Warrants

On November 9, 2020, the Company entered into the Equity Line Agreement with Energy Capital, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company having less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000.00 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at the Purchase Price equal to $1,000.00 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to Regular Purchases, Energy Capital has the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. There have been no issuances of Series B Preferred Stock as of March 31, 2022.

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480, Distinguishing liabilities from equity, on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the issuance of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs in fiscal year 2020. The fair value as of March 31, 2022 and December 31, 2021 was $47.7 million and $69.4 million, respectively.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant was exercised in full in February 2022.

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

The PHC Notes are senior secured obligations of the Company and will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the initial annual rate of 9.5% is payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate decreased to 8.0% in April 2022 as a result of the Company having obtained FDA approval for the 180-day Eversense E3 system for marketing in the United States. The maturity date for the PHC Notes is October 31, 2024 (the “Maturity Date”). The obligations under the PHC Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. The PHC Option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value on the date of issuance and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the PHC Option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC Option. As such, the measurement alternative in ASC Topic 321, Investments—Equity Securities, for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the PHC Option. The Company developed an estimated fair value at March 31, 2022 and December 31, 2021 to be $0.3 million and $0.2 million, respectively, and a gain of less than $0.1 million was recognized in net income as the difference between the fair value of the investment and its carrying amount for the three months ended March 31, 2022

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at March 31, 2022 and December 31, 2021 was $104.0 million and $149.1 million, respectively.

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

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at March 31, 2022 and December 31, 2021 was $46.0 million and $81.4 million, respectively.

In connection with the Exchange on April 24, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge Capital Management, LLC (“Highbridge”) were exchanged for $15.7 million of Second Lien Notes (the “Second Lien Notes”), (i) 11,026,086 shares of common stock, (ii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iii) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged (the “Exchange”). This transaction modified the original 2025 Notes outstanding with Highbridge and resulted in $13.2 million of deferred issuance fees and debt discounts associated with the exchanged 2025 Notes being transferred as a discount to the Second Lien Notes.

As of December 31, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt as of December 31, 2021. There was no activity for the three months ended March 31, 2022.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at March 31, 2022 and December 31, 2021 was $1.7 million and $5.8 million, respectively.

The 2023 Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility and risky (bond) rate. There were no conversions of 2023 Notes for the three months ended March 31, 2022. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as other current liability on the Company’s consolidated balance sheet at March 31, 2022.

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,166)	-	14,534
2025 Notes	51,199	(19,261)	(322)	31,616
PHC Notes	35,000	(17,511)	(1,070)	16,419
PPP Loan	732	-	-	732

	December 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,499)	-	14,201
2025 Notes	51,199	(20,535)	(344)	30,320
PHC Notes	35,000	(18,587)	(1,136)	15,277
PPP Loan	2,926	-	-	2,926

Interest expense related to the notes payable for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	333	-	-	539
2025 Notes	5.25%	658	1,274	21	-	1,953
PHC Notes	9.50%	831	1,076	66	-	1,973
PPP Loan	1.00%	5	-	-	-	5
Total		1,700	2,683	87	-	4,470

	Three Months Ended March 31, 2021
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	303	-	-	509
2025 Notes	5.25%	757	1,110	18	3,183	5,068
PHC Notes	9.50%	794	804	49	-	1,647
PPP Loan	1.00%	14	-	-	-	14
Total		1,771	2,217	67	3,183	7,238

The following are the scheduled maturities of the Company’s notes payable as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$732
2023	15,700
2024	35,000
2025	51,199
Thereafter
Total	$102,631

9.	Stockholders’ Deficit

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2022, the Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of March 31, 2022, 25,668,399 shares remained available for grant under the amended and restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2022, 962,795 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At March 31, 2022 there were 13,114,632 shares of common stock available for issuance under the 2016 ESPP. For the three months ended March 31, 2022, there were purchases of 28,944 shares of common stock pursuant to this plan.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 2,025,915 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

11.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$37,673	$37,673	—	—
Commercial paper	31,011	—	31,011	—
Corporate debt securities	43,796	—	43,796	—
Asset backed securities	18,908	—	18,908	—
Government and agency securities	34,185	29,715	4,470	—
PHC Option	269	—	—	269
Liabilities
Energy Capital Option	$47,700	$—	—	47,700
Embedded features of the 2023 Notes	1,713	—	—	1,713
Embedded features of the PHC Notes	104,003	—	—	104,003
Embedded features of the 2025 Notes	46,007	—	46,007	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$29,197	$29,197	—	—
Corporate debt securities	39,748	—	39,748	—
Commercial paper	57,369	—	57,369	—
Asset backed securities	26,707	—	26,707	—
Government and agency securities	24,503	19,957	4,546	—
PHC Option	239	—	—	239
Liabilities
Energy Capital Option	$69,401	$—	—	69,401
Embedded features of the 2023 Notes	5,817	—	—	5,817
Embedded features of the PHC Notes	149,058	—	—	149,058
Embedded features of the 2025 Notes	81,417	—	81,417	—
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2021	$224,037
Gain on fair value adjustment of option	(21,701)
Gain on change in fair value of derivatives	(49,159)
Financial asset impairment cost, net	(30)
March 31, 2022	$153,147

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at March 31, 2022:

	2023 Notes	PHC Notes	PHC Option	Energy Capital Option
Unobservable Inputs	Assumptions	Assumptions	Assumptions	Assumptions
Stock price volatility	95.0%	102.0%	90.0%	91.0%
Probabilities of conversion provisions	5.0 - 10.0%	5.0 - 10.0%	5.0 - 10.0%	5.0 - 10.0%
Time period until maturity (yrs)	0.84	2.59	0.75	0.00 - 0.61
Dividend yield	—%	—%	—%	—%

12.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2022 or March 31, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2022 and December 31, 2021.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three months ended March 31, 2022.

13. Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the three months ended March 31, 2022 and March 31, 2021 was $2.2 million and $2.4 million, respectively and the amount due from Ascensia as of March 31, 2022 and December 31, 2021 was $3.8 million and $1.8 million, respectively. The amount due to Ascensia as of March 31, 2022 and December 31, 2021 was $3.7 million and $2.5 million, respectively

14. Subsequent Events

None.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, including the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our Eversense, Eversense XL and Eversense E3 continuous glucose monitoring (“CGM”) systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and Eversense XL, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached over 200 million covered lives in the U.S. through positive insurance payor coverage decisions. During 2020, we received positive payor coverage decisions from Cigna Corporation, who has more than 17 million medical customers and offers a Medicare Advantage plan in 17 states and Washington, DC, Blue Cross and Blue Shield plans, and announced local coverage determinations (“LCDs”) proposals for implantable therapeutic CGMs such as Eversense by all the Medicare Administrative Contractors to enable Eversense to be used by Medicare beneficiaries as a Part B physician service. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Scheduled that update global payments for the device cost and procedure fees. In 2022, we are working with payors to transition their policies to E3 and have confirmed immediate coverage policy transition from select payors.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including Eversense, Eversense XL, Eversense E3 and future generation products.

COVID-19

The current COVID-19 pandemic (“COVID-19”) has presented a substantial public health and economic challenge around the world and is affecting our employees, customers, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity, assets and operations, including our personnel, programs, expected timelines, expenses and third-party contract manufacturing and distribution.

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

In addition, in response to the ongoing spread of COVID-19, we have established safety protocols for personnel access to our headquarter offices. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and sales, particularly if the COVID-19 pandemic continues to persist for an extended period of time. See “Our business, product sales and results of operations could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations, clinical trial sites or other business operations. The COVID-19 pandemic has and may continue to, materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business or operations of our manufacturers, distributors or other third parties with whom we conduct business” in the Risk Factors section of our most recent Annual Report on Form 10-K for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”), of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”), application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the Eversense system. In July 2018, we began distributing the Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to six months in the United States and in September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the then current Eversense 90-day product available in the United States, with a MARD of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a Premarket Approval, or PMA, supplement application to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system and launched with an updated app in December 2019. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, and pending developments at the FDA relating to the ongoing COVID-19 pandemic, we plan to seek Investigational Device Exemption (“IDE”) from the FDA to explore the 365-day sensor in a clinical trial. If the IDE is approved in a timely manner, we would target to begin enrollment of a clinical trial, in which we intend to include a pediatric population, in the second half of 2022.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (together “Roche”), which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

In February 2022, we received approval from the FDA for the Eversense E3 CGM System. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the second quarter of 2022.

European Commercialization of Eversense

In September 2017, we received the CE mark for Eversense XL which indicates that the product may be sold freely in any part of the European Economic Area (“EEA”). The Eversense XL is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche. Pursuant to the agreement, as amended, we had granted Roche the exclusive right to market, sell and distribute Eversense in Europe, Middle East and Asia (“EMEA”), excluding Scandinavia and Israel. In addition, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. Roche was obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On December 12, 2019, we further amended the distribution agreement to lower minimum volumes for 2020 and increase pricing for the remaining period of the contract. On November 30, 2020 we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales concluded on January 31, 2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021.

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions.

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia commercial agreement.

Concentration of Revenue and Customers

For the three months ended March 31, 2022 and 2021, we derived 88% and 81%, respectively, of our total revenue from one customer, Ascensia. Revenues for these corresponding periods represent purchases for sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$1,714	69.1%	$2,533	89.0%
United States	767	30.9	313	11.0
Total	$2,481	100.0%	$2,846	100.0%

Accounts Receivable

Accounts receivable consist of amounts due from our Customers and are recorded at net realizable value, which may include reductions for allowances for doubtful accounts at the time potential collection risk is identified or for promotional or prompt-pay discounts offered. We do not have a history of collectability concerns and no allowance for uncollectible accounts was recorded as of March 31, 2022 and December 31, 2021.

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

Recent Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2022 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We currently hold investments in available-for-sale securities. We have not historically experienced collection issues or bad debts with trade receivables. Accordingly, we do not expect this to have a significant impact on our consolidated financial statements and related disclosures at this time. Since we qualified as a smaller reporting company as of June 28, 2019, we maintain our status as a smaller reporting company for the adoption of this standard. As such, we will adopt this guidance on the effective date for smaller reporting companies, January 1, 2023.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,		Period-to-
	2022	2021	Period Change

	(in thousands)		(in thousands)
Revenue, net	$292	$487	$(195)
Revenue, net - related parties	2,189	2,359	(170)
Total revenue	2,481	2,846	(365)
Cost of sales	1,954	2,320	(366)
Gross profit	527	526	1

Expenses:
Sales and marketing expenses	1,509	1,613	(104)
Research and development expenses	7,804	5,255	2,549
General and administrative expenses	6,374	4,974	1,400
Operating loss	(15,160)	(11,316)	(3,844)
Other (expense) income, net:
Interest income	93	9	84
Gain (Loss) on fair value adjustment of option	21,701	(52,675)	74,376
Gain on extinguishment of debt and option	—	330	(330)
Interest expense	(4,494)	(4,058)	(436)
Gain (Loss) on change in fair value of derivatives	84,569	(180,899)	265,468
Impairment cost, net	30	(782)	812
Other expense	(21)	(123)	102
Total other (expense) income, net	101,878	(238,198)	340,076
Net income (loss)	$86,718	$(249,514)	$336,232

Revenue, net

Our net revenue decreased to $2.5 million for the three months ended March 31, 2022, compared to $2.8 million for the three months ended March 31, 2021. This decrease was due to lower orders from Ascensia compared to the first quarter of 2021 when Ascensia began to commercialize our product.

Cost of sales

Our cost of sales decreased to $2.0 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021. The decrease was as a result of lower orders from Ascensia compared to the first quarter of 2021 when Ascensia began to commercialize our product.

Gross profit was comparable for the three months ended March 31, 2022 and 2021.

Sales and marketing expenses

Sales and marketing expenses were $1.5 million for the three months ended March 31, 2022, compared to $1.6 million for the three months ended March 31, 2021, a decrease of $0.1 million. The decrease was primarily the result of lower sales software costs as Ascensia assumed commercialization responsibilities.

Research and development expenses

Research and development expenses were $7.8 million for the three months ended March 31, 2022, compared to $5.3 million for the three months ended March 31, 2021, an increase of $2.5 million. The increase was due to a $1.1 million increase in clinical studies activities, an increase of $0.8 million in personnel related costs due to the expansion of our R&D workforce and an increase of $0.6 million for consulting, contract fabrication and other R&D support services.

General and administrative expenses

General and administrative expenses were $6.4 million for the three months ended March 31, 2022, compared to $5.0 million for three months ended March 31, 2021, an increase of $1.4 million. The increase was due primarily to an increase of $0.9 million in other G&A costs to include recruiting, consultants and franchise tax expense. The increase was also due to higher salaries and related expenses of $0.5 million.

Total other (expense) income, net

Total other income, net, was $101.9 million for the three months ended March 31, 2022, compared to other expense, net, of $238.2 million for the three months ended March 31, 2021, a change of $340.1 million. The change was primarily due to a $265.5 million change in fair value of derivatives and a $74.4 million change in fair value of option, a $0.8 million change in impairment cost related to the option and a decrease of $0.1 million in other expense, partially offset by $0.3 million lower gain on extinguishment of debt and a $0.4 million increase in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $864.3 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of March 31, 2022, we had cash, cash equivalents and marketable debt securities of $166.9 million.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jeffries”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jeffries as our sales agent in an “at the market” offering. Jeffries will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jeffries under the 2021 Sales Agreement. As of March 31, 2022, we received $8.0 million in net proceeds from the sale of 3,077,493 shares of our common stock under the 2021 Sales Agreement.

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

On November 9, 2020, we entered into an equity line agreement, (“Equity Line Agreement”), with Energy Capital, LLC (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock (“the Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement. There have been no issuances of Series B Preferred Stock as of March 31, 2022.

Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we have the right, in our sole discretion, to present Energy Capital with a purchase notice (“Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”), equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provides that we shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

Concurrently with entry into the Equity Line Agreement, we issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share, (the “Warrant”). The Warrant was exercised in full in February 2022.

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant to the Highbridge Loan Agreement, in the amount of approximately $17.6 million.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (“Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock.

We believe that these agreements provide the financial resources and mutual commitment to support the growth of Eversense and specifically for us, the manufacturing of Eversense and continued product development, including the U.S. launch of Eversense E3. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with our plans, and may be influenced by uncontrollable external factors, including restrictions or impacts of COVID-19. Management has concluded that based on our current operating plans, existing cash and cash equivalents and cash flows from our future operations will be sufficient to meet our anticipated operating needs through 2023.

Common Stock

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2022, we received $8.0 million in net proceeds from the sale of 3,077,493 shares of our common stock under the 2021 Sales Agreement.

Indebtedness

Term Loans

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”), in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. We began to make equal monthly payments of principal and interest beginning in the third quarter of 2021. As of March 31, 2022, the outstanding balance, including accrued interest, of the PPP Note was $0.7 million.

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

The following table summarizes our outstanding convertible notes at March 31, 2022:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32
PHC Notes	August 2020	9.50%	$35.0	October 31, 2024	1867.4136	$0.53

2023 Notes

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, (the “2023 Notes”), of which $15.7 million in aggregate principal remains outstanding as of March 31, 2022, after some of the holders exchanged their 2023 Notes for 2025 Notes, as defined below, in July 2019.

2025 Notes

In July 2019, we issued $82.0 million in aggregate principal amount of senior convertible notes that will mature on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. In connection with an exchange on April 24, 2020, $24.0 million in aggregate principal of Highbridge Capital Management, LLC’s (“Highbridge”)

outstanding 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of Second Lien Notes (“Second Lien Notes”), (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged (the “Exchange”).

For additional information on the 2025 Notes and the 2023 Notes, see Note 8—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

PHC Notes

On August 9, 2020, we entered into a note purchase agreement with PHC (the “Note Purchase Agreement”), pursuant to which we agreed to borrow $35.0 million in aggregate principal through the issuance and sale of PHC Notes on or prior to August 14, 2020. The PHC Notes will be senior secured obligations and will be guaranteed on a senior secured basis by our wholly owned subsidiary, Senseonics, Incorporated. Interest at the initial annual rate of 9.5% is payable semi-annually in cash or, at our option, payment in kind. The interest rate will decrease to 8.0% beginning in April 2022 because we obtained FDA approval for the 180-day Eversense E3 product for marketing in the United States. The maturity date for the PHC Notes will be October 31, 2024, provided that the maturity date will accelerate if we have not repaid our Second Lien Notes (other than an aggregate principal amount of up to $1.0 million) by 91 days prior to the maturity of the Second Lien Notes.

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

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product, will require significant uses of working capital through 2022 and beyond.

We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current operating plans through 2023. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(20,159)	$(16,258)
Net cash provided by (used in) investing activities	19,666	(11)
Net cash provided by financing activities	6,043	176,674
Net increase in cash and cash equivalents	$5,550	$160,405

Net cash used in operating activities

Net cash used in operating activities was $20.2 million for the three months ended March 31, 2022 and consisted of an $84.6 million change in fair value of derivatives on convertible notes, a $21.7 million gain on fair value adjustment of the option, and a net change in operating assets and liabilities of $5.3 million, partially offset by net income of $86.7 million, $3.0 million related to depreciation/amortization and non-cash interest expense and $1.7 million of stock based compensation.

Net cash used in operating activities was $16.3 million for the three months ended March 31, 2021 and consisted of a net loss of $249.5 million, a net change in operating assets and liabilities of $3.8 million (mostly due to declines in accruals and accounts payables of $4.3 million, a reduction in inventory of $1.3 million and lower prepaid and other current assets of $0.7 million, reflecting reduced operational activities, offset by $1.3 million for collections of accounts receivable in the first quarter of 2021 and $1.2 million in accrued interest) and a $0.3 million for gain on extinguishment for the convertible notes and options, partially offset by $180.9 million due to the change in fair value of derivatives on convertible notes, a $52.7 million loss on fair value adjustment of the option, $1.7 million of stock based compensation and an aggregate of $2.0 million for increased impairment reserves, depreciation/amortization and non-cash interest expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $19.7 million for the three months ended March 31, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2021 and consisted of capital expenditures laboratory and production equipment at our contract manufacturers.

Net cash provided by financing activities

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2022, and primarily consisted of $8.0 million from the issuance of common stock and $0.2 million for proceeds related to the exercise of stock options and warrants, partially offset by $2.2 million in repayment of the PPP loan.

Net cash provided by financing activities was $176.7 million for the three months ended March 31, 2021 and primarily consisted of $152.1 million from the issuance of common stock, proceeds of $22.8 million from the issuance of Series A preferred stock and $1.8 million for proceeds related to the exercise of stock options and warrants.

Contractual Obligations

As of March 31, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $166.9 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, based on an immediate 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis. While we therefore believe our cash, cash equivalents, restricted cash, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. The interest rates on our notes payable are all fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

In addition, the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2022, which could increase our foreign currency and interest rate risk.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties.

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense Continuous Glucose Monitoring System, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, filed a motion to dismiss the action for failure to state a claim. On March 31, 2022, the court granted the motion to dismiss the action without prejudice which allows the plaintiff 60 days to refile the complaint if they so elect.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Other than the risk factors set forth below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

The ongoing military action by Russia in Ukraine could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in our Annual Report on Form 10-K.

While our suppliers may source certain raw materials from Russia and Ukraine, to date we have not been notified that the supply of these materials has been significantly impacted by the conflict. We continue to monitor the situation closely and are proactively assessing and evaluating alternative sources to bolster supply of these materials moving forward, in addition to working closely with our suppliers in any product re-qualification that may be required. Revenue relating to products manufactured from raw materials sourced from this region does not constitute a material portion of our business. Further, there is uncertainty regarding the ultimate impact the conflict, including any escalation or further expansion of the conflict’s current scope, will have on our customers, the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.

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

SENSEONICS HOLDINGS, INC.

Date: May 10, 2022	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)