Form 10-Q
period 2022-06-30
Senseonics Holdings, Inc.
filed 2022-08-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 465,447,258 shares of common stock, par value $0.001, outstanding as of August 5, 2022.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$45,425	$33,461
Short term investments, net	93,758	96,445
Accounts receivable, net	220	205
Accounts receivable, net - related parties	3,824	1,768
Inventory, net	7,251	6,316
Prepaid expenses and other current assets	7,818	6,218
Total current assets	158,296	144,413

Option	1,085	239
Deposits and other assets	3,347	1,086
Long term investments, net	11,334	51,882
Property and equipment, net	1,263	1,308
Total assets	$175,325	$198,928

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,734	$1,204
Accrued expenses and other current liabilities	10,731	10,667
Accrued expenses and other current liabilities- related parties	3,692	3,597
Note payable, current portion, net	14,874	—
Derivative liability, current portion	438	—
Term Loans, net	—	2,926
Total current liabilities	31,469	18,394

Long-term debt and notes payables, net	50,650	59,798
Derivative liabilities	54,737	236,291
Option	19,476	69,401
Other liabilities	3,052	579
Total liabilities	159,384	384,463

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 465,326,135 shares and 447,282,263 shares issued and outstanding as of June 30, 2022 and December 31, 2021	465	447
Additional paid-in capital	776,640	765,215
Accumulated other comprehensive loss	(1,128)	(212)
Accumulated deficit	(760,036)	(950,985)
Total stockholders' equity (deficit)	15,941	(185,535)
Total liabilities and stockholders’ equity (deficit)	$175,325	$198,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue, net	$137	433	$429	$920
Revenue, net - related parties	3,577	2,856	5,767	5,215
Total revenue	3,714	3,289	6,196	6,135
Cost of sales	2,890	2,897	4,845	5,217
Gross profit	824	392	1,351	918

Expenses:
Research and development expenses	9,299	7,107	17,103	12,362
Selling, general and administrative expenses	8,561	9,175	16,445	15,762
Operating loss	(17,036)	(15,890)	(32,197)	(27,206)
Other income (expense), net:
Interest income	241	247	334	256
Gain (Loss) on fair value adjustment of option	28,224	(35,730)	49,925	(88,405)
Gain on extinguishment of debt and option	—	—	—	330
Interest expense	(4,510)	(4,034)	(9,005)	(8,092)
Gain (Loss) on change in fair value of derivatives	96,548	(124,361)	181,117	(305,260)
Net gain (impairment)	816	(381)	846	(1,163)
Other expense	(52)	(157)	(71)	(280)
Total other income (expense), net	121,267	(164,416)	223,146	(402,614)

Net Income (Loss)	104,231	(180,306)	190,949	(429,820)
Other comprehensive loss
Unrealized loss on marketable securities	(291)	(16)	(916)	(16)
Total other comprehensive loss	(291)	(16)	(916)	(16)
Total comprehensive income (loss)	$103,940	$(180,322)	$190,033	$(429,836)

Basic net income (loss) per common share	$0.22	(0.42)	$0.42	$(1.08)
Basic weighted-average shares outstanding	464,133,903	431,840,854	460,061,022	398,244,296

Diluted net income (loss) per common share	$(0.03)	(0.42)	$(0.06)	$(1.08)
Diluted weighted-average shares outstanding	601,330,959	431,840,854	604,342,540	398,244,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended June 30, 2021:
Balance, March 31, 2021	427,915	428	711,698	—	(898,025)	(185,899)	$—
Issuance of common stock, net	12,831	13	48,340	—	—	48,353	—
Exercise of stock options and warrants	1,588	1	2,190	—	—	2,191	—
Issued common stock for vested RSUs and ESPP purchase	2,791	3	—	—	—	3	—
Stock-based compensation expense	—	—	3,034	—	—	3,034	—
Net loss	—	—	—	—	(180,306)	(180,306)	—
Other comprehensive loss, net of tax	—	—	—	(16)	—	(16)	—
Balance, June 30, 2021	445,125	$445	$765,262	$(16)	$(1,078,331)	$(312,640)	$—

Six months ended June 30, 2021:
Balance, December 31, 2020	265,582	266	504,162	—	(648,511)	(144,083)	$2,811
Issuance of convertible preferred stock, net	—	—	—			—	42,756
Conversion of preferred stock	54,166	54	45,512	—	—	45,566	(45,567)
Issuance of common stock, net	112,571	113	200,327	—	—	200,440	—
Exercise of stock options and warrants	5,027	4	3,885	—	—	3,889	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—
Issued common stock for vested RSUs and ESPP purchase	2,854	3	47	—	—	50	—
Stock-based compensation expense	—	—	4,833	—	—	4,833	—
Net loss	—	—	—	—	(429,820)	(429,820)	—
Other comprehensive loss, net of tax	—	—	—	(16)	—	(16)	—
Balance, June 30, 2021	445,125	$445	$765,262	$(16)	$(1,078,331)	$(312,640)	$—

Three months ended June 30, 2022:
Balance, March 31, 2022	463,229	463	775,172	(837)	(864,267)	(89,469)	—
Exercise of stock options and warrants	127	—	68	—	—	68	—
Issued common stock for vested RSUs and ESPP purchase	3,063	3	(2)	—	—	1	—
Stock-based compensation expense	—	—	2,585	—	—	2,585	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	104,231	104,231	—
Other comprehensive loss, net of tax	—	—	—	(291)	—	(291)	—
Balance, June 30, 2022	465,326	$465	$776,640	$(1,128)	$(760,036)	$15,941	$—

Six months ended June 30, 2022:
Balance, December 31, 2021	447,282	447	765,215	(212)	(950,985)	(185,535)	—
Issuance of common stock	3,077	3	8,001	—	—	8,004	—
Exercise of stock options and warrants	9,211	9	230	—	—	239	—
Issuance of common stock for vested RSUs and ESPP purchase	6,849	7	56	—	—	63	—
Stock-based compensation expense	—	—	4,321	—	—	4,321	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	190,949	190,949	—
Other comprehensive loss, net of tax	—	—	—	(916)	—	(916)	—
Balance, June 30, 2022	465,326	$465	$776,640	$(1,128)	$(760,036)	$15,941	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$190,949	(429,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	520	612
Non-cash interest expense (debt discount and deferred costs)	5,726	3,327
Change in fair value of derivatives	(181,117)	305,260
(Gain) Loss on fair value adjustment of option	(49,925)	88,405
Gain on extinguishment of debt and option	—	(330)
(Gain) Impairment of option, net	(846)	1,163
Stock-based compensation expense	4,321	4,721
Changes in assets and liabilities:
Accounts receivable	(2,070)	196
Prepaid expenses and other current assets	(1,600)	(761)
Inventory	(934)	(3,535)
Deposits and other assets	163	(30)
Accounts payable	530	1,269
Accrued expenses and other liabilities	44	(1,325)
Accrued interest	(102)	441
Net cash used in operating activities	(34,341)	(30,407)
Cash flows from investing activities
Capital expenditures	(211)	(47)
Sale of marketable securities	42,319	(145,271)
Net cash provided by (used in) investing activities	42,108	(145,318)
Cash flows from financing activities
Issuance of common stock, net	8,004	200,440
Proceeds from exercise of stock options, stock warrants and ESPP purchases	302	4,051
Taxes paid related to net share settlement of equity awards	(1,183)	—
Proceeds from issuance of Masters preferred stock, net	—	22,783
Repayment of term loans	(2,926)	—
Net cash provided by financing activities	4,197	227,274
Net increase in cash and cash equivalents	11,964	51,549
Cash and cash equivalents, at beginning of period	33,461	18,205
Cash and cash equivalents, at ending of period	$45,425	$69,754

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,381	$4,310
Lease liabilities arising from obtaining right-of-use assets	2,944	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock converted from preferred shares	—	54,166
Issuance of common stock converted from notes payables	—	4,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable from operations, and its net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, the Company had an accumulated deficit of $760.0 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $150.5 million.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2022, the Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

In November 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent in an “at the market” offering. In June 2021, the Company received $48.4 million in net proceeds from the sale of 12,830,333 shares of its common stock utilizing the full capacity under the 2019 Sales Agreement.

On January 21, 2021, the Company entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including a related prospectus and prospectus supplement, in each case filed with the United States Securities and Exchange Commission (“the SEC”) (the “2021 Public Offering”). The price to the public in the 2021 Public Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the 2021 Public Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of common stock. Total net proceeds from the 2021 Public Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 17, 2021, the Company entered into a Securities Purchase Agreement with certain institutional purchasers (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the Company of $50.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on November 27, 2019. The net proceeds to the Company from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by the Company, were approximately $46.1 million.

On November 9, 2020, the Company entered into an Equity Line Agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital has the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. There have been no issuances of Series B Preferred Stock as of June 30, 2022.

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

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (collectively, “Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock.

Note 3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2022, and December 31, 2021, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three and six month periods ended June 30, 2022, and 2021 and cash flows for the six months ended June 30, 2022, and 2021 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its wholly owned operating subsidiary Senseonics, Incorporated. The Company views its operations and manages its business in one segment, glucose monitoring products. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Certain prior year amounts have been reclassified to conform to the current-year presentation. An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Income (Loss) to consolidate the line items Sales and marketing expenses and General and administrative expenses to Selling, general and administrative expenses in order to conform to current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either partial retrospective or fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2022 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for-sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company will adopt this guidance on the effective date for smaller reporting companies, January 1, 2023.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”, third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively, “the Customers”), who then resell the products to health care providers and patients. Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,507	67.5%	$4,222	68.1%
United States	1,207	32.5	1,974	31.9
Total	$3,714	100.0%	$6,196	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,310	70.2%	$4,843	78.9%
United States	979	29.8	1,292	21.1
Total	$3,289	100.0%	$6,135	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable as of June 30, 2022 and December 31, 2021 included unbilled accounts receivable of $1.1 million and $1.8 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended June 30, 2022 and 2021, the Company derived 96% and 87%, respectively, of its total revenue from one customer, Ascensia. For the six months ended June 30, 2022 and 2021, the Company derived 93% and 85%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	104,231	(180,306)	190,949	(429,820)
Impact of conversion of dilutive securities	(124,010)	—	(228,614)	—

Dilutive Net income (loss)	(19,779)	(180,306)	(37,665)	(429,820)

Net income (loss) per share
Basic	0.22	(0.42)	0.42	(1.08)
Diluted	(0.03)	(0.42)	(0.06)	(1.08)

Basic weighted average shares outstanding	464,133,903	431,840,854	460,061,022	398,244,296
Dilutive potential common stock outstanding
Stock-based awards	4,649,548	—	7,003,387	—
2023 Notes	4,617,646	—	4,617,646	—
2025 Notes	39,689,142	—	39,689,142	—
PHC Notes	65,718,303	—	65,816,535	—
PHC Option	—	—	—	—
Energy Capital Option	21,164,986	—	23,690,945	—
Warrants	1,357,430	—	3,463,862	—
Diluted weighted average shares outstanding	601,330,959	431,840,854	604,342,540	398,244,296

For the three and six months ended June 30, 2021, the Company operated at a loss. Accordingly, all potentially dilutive shares were considered antidilutive, and basic and diluted EPS are the same.

Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based awards	13,900,070	28,974,297	11,142,459	28,974,297
2023 Notes	—	5,092,801	—	5,092,801
2025 Notes	—	39,689,142	—	39,689,142
PHC Notes	—	65,757,177	—	65,757,177
PHC Option	20,003,765	—	23,161,214	—
Warrants	427,821	13,334,739	260,251	13,334,739
Total anti-dilutive shares outstanding	34,331,656	152,848,156	34,563,924	152,848,156

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$14,532	—	—	$14,532
Corporate debt securities	$37,292	—	(395)	$36,897
Asset backed securities	$14,847	—	(113)	$14,734
Government and agency securities	$39,549	—	(620)	$38,929
Total	$106,220	$—	$(1,128)	$105,092

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$57,369	—	—	$57,369
Corporate debt securities	$39,825	—	(77)	$39,748
Asset backed securities	$26,736	—	(29)	$26,707
Government and agency securities	$24,609	—	(106)	$24,503
Total	$148,539	$—	$(212)	$148,327

The following are the scheduled maturities as of June 30, 2022 (in thousands):

2022 (remaining six months)	$32,775
2023	62,013
2024	6,591
Thereafter	4,841
Total	$106,220

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at June 30, 2022 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$1,020	$1,012
Work-in-process	4,705	3,770
Raw materials	1,526	1,534
Total	$7,251	$6,316

The Company charged $0.6 million to cost of sales for the three and six months ended June 30, 2022, to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. There was no corresponding charge for the three and six months ended June 30, 2021.

8. Prepaid Expenses, Other Current Assets, and Deposits and other assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Contract manufacturing⁽¹⁾	$5,314	$5,036
Insurance	913	74
Clinical and Preclinical	669	142
Interest receivable	319	443
Research and development	236	39
Accounting and Audit	138	—
Rent and utilities	107	105
IT and software	77	225
Sales and Marketing	45	98
Other	—	56
Total prepaid expenses and other current assets	$7,818	$6,218

(1)	Includes deposits to contract manufacturers for manufacturing process.

Deposits and other assets as of June 30, 2022 and December 31, 2021, were $3.3 million and $1.1 million, respectively. As of June 30, 2022, deposits and other assets is mainly comprised of $3.2 million for our right-of-use asset related to our operating lease of 33,000 square feet of research and office space for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term. We recorded a modification to our right-of-use asset for the right-to-use the underlying asset for the additional lease term.

9.	Accrued Expenses, Other Current Liabilities, and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and benefits	$3,251	$3,484
Research and development	2,254	2,145
Interest on notes payable	2,042	2,144
Sales and marketing services	2,276	1,962
Product warranty and replacement obligations	1,463	1,697
Professional and administration services	1,456	1,011
Contract manufacturing	960	914
Operating lease	705	904
Other	16	3
Total accrued expenses and other current liabilities	$14,423	$14,264

Other liabilities as of June 30, 2022 and December 31, 2021, were $3.1 million and $0.6 million, respectively. Other liabilities is comprised of the non-current portion of our operating lease liability for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term. We recorded a modification to the lease liability upon renewal to reflect our obligation to make the additional lease payments.

10.	Product Warranty Obligations

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

At June 30, 2022, and December 31, 2021, the warranty reserve was $0.8 million and $0.7 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2022 and for the twelve months ended December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Balance at beginning of the period	$723	$646
Provision for warranties during the period	47	781
Settlements made during the period	(6)	(704)
Balance at end of the period	$764	$723

11.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) was evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note was two years. In April 2022, the Company repaid the outstanding principal and accrued interest in full.

Convertible Preferred Stock and Warrants

On November 9, 2020, the Company entered into the Equity Line Agreement with Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company having less than $8 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at the Purchase Price equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that the Company shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital has the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. There have been no issuances of Series B Preferred Stock as of June 30, 2022.

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480, Distinguishing liabilities from equity, on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the execution of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs in fiscal year 2020. The fair value of the Energy Capital Option as of June 30, 2022 and December 31, 2021 was $19.5 million and $69.4 million, respectively.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning on May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant was exercised in full in February 2022.

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All 25,783 shares of Series A Preferred Stock have been converted to shares of common stock. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021, resulting in a gain on extinguishment of $3.5 million.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), which was initially contingent upon obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date, and which approval the Company successfully obtained in February 2022. The PHC Option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value on the date of issuance and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the PHC Option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC Option. As such, the measurement alternative in ASC Topic 321, Investments—Equity Securities, for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the PHC Option. The Company developed an estimated fair value at June 30, 2022 and December 31, 2021 to be $1.1 million and $0.2 million, respectively, and a gain of less than $0.9 million was recognized in net income as the difference between the fair value of the investment and its carrying amount for the six months ended June 30, 2022

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at June 30, 2022 and December 31, 2021 was $46.8 million and $149.1 million, respectively.

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes. There have been no conversions of PHC Notes since inception of the Note Purchase Agreement.

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

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at June 30, 2022 and December 31, 2021 was $8 million and $81.4 million, respectively.

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

As of December 31, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt as of December 31, 2021. There were no conversions of 2025 Notes for the six months ended June 30, 2022.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at June 30, 2022 and December 31, 2021 was $0.4 million and $5.8 million, respectively.

There were no conversions of 2023 Notes for the six months ended June 30, 2022. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as other current liability on the Company’s consolidated balance sheet at June 30, 2022.

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(826)	-	14,874
2025 Notes	51,199	(17,910)	(300)	32,989
PHC Notes	35,000	(16,341)	(998)	17,661
PPP Loan	-	-	-	-

	December 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,499)	-	14,201
2025 Notes	51,199	(20,535)	(344)	30,320
PHC Notes	35,000	(18,587)	(1,136)	15,277
PPP Loan	2,926	-	-	2,926

Interest expense related to the notes payable for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Six Months Ended June 30, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	412	673	-	-	1,085
2025 Notes	5.25%	1,330	2,625	44	-	3,999
PHC Notes	8.00%	1,531	2,246	137	-	3,914
PPP Loan	1.00%	6	-	-	-	6
Total		3,279	5,545	181	-	9,005

	Six Months Ended June 30, 2021
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	412	614	-	-	1,026
2025 Notes	5.25%	1,372	2,210	36	3,183	6,801
PHC Notes	9.50%	1,625	1,677	102	-	3,404
PPP Loan	1.00%	29	-	-	-	29
Total		3,438	4,501	138	3,183	11,260

The following are the scheduled maturities of the Company’s notes payable as of June 30, 2022 (in thousands):

2022 (remaining six months)	$—
2023	15,700
2024	35,000
2025	51,199
Total	$101,899

12.	Stockholders’ Equity (Deficit)

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2022, the Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

In November 2019, the Company entered into the 2019 Sales Agreement with Jefferies LLC which allowed the Company to issue and sell up to $50.0 million in gross proceeds of its common stock. During the six months ended June 30, 2021, the Company sold 12,830,333 shares of common stock under the 2019 Sales Agreement, resulting in gross proceeds of $48.4 million.

During the six months ended June 30, 2021, the Company sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the 2021 Public Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. For additional information on the 2021 Public Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of June 30, 2022, 19,739,553 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2022, 846,571 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At June 30, 2022 there were 13,114,632 shares of common stock available for issuance under the 2016 ESPP. For the six months ended June 30, 2022, there were purchases of 28,944 shares of common stock pursuant to this plan.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 1,899,190 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

14.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$42,168	$42,168	—	—
Commercial paper	14,532	—	14,532	—
Corporate debt securities	36,896	—	36,896	—
Asset backed securities	14,734	—	14,734	—
Government and agency securities	38,930	34,489	4,441	—
PHC Option	1,085	—	—	1,085
Liabilities
Energy Capital Option	$19,476	$—	—	19,476
Embedded features of the 2023 Notes	438	—	438	—
Embedded features of the PHC Notes	46,760	—	—	46,760
Embedded features of the 2025 Notes	7,977	—	7,977	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$29,197	$29,197	—	—
Corporate debt securities	39,748	—	39,748	—
Commercial paper	57,369	—	57,369	—
Asset backed securities	26,707	—	26,707	—
Government and agency securities	24,503	19,957	4,546	—
PHC Option	239	—	—	239
Liabilities
Energy Capital Option	$69,401	$—	—	69,401
Embedded features of the 2023 Notes	5,817	—	—	5,817
Embedded features of the PHC Notes	149,058	—	—	149,058
Embedded features of the 2025 Notes	81,417	—	81,417	—
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2021	$224,037
Gain on fair value adjustment of option	(49,925)
Gain on change in fair value of derivatives	(107,677)
Gain on extinguishment of option	—
Financial asset (gain) impairment cost, net	(846)
Change in fair value hierarchy classification	(438)
June 30, 2022	$65,151

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at June 30, 2022:

	PHC Notes	PHC Option	Energy Capital Option
Unobservable Inputs	Assumptions	Assumptions	Assumptions
Stock price volatility	113.0%	107.0%	97.0%
Probabilities of conversion provisions	5.0 - 10.0%	5.0 - 10.0%	5.0 - 10.0%
Time period until maturity (yrs)	2.34	0.50	0.00 - 0.36
Dividend yield	—%	—%	—%

15.	Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2022 or June 30, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2022 and December 31, 2021.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the six months ended June 30, 2022.

16. Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the six months ended June 30, 2022 and June 30, 2021 was $5.7 million and $5.2 million, respectively.

The amount due from Ascensia as of June 30, 2022 and December 31, 2021 was $4.3 million and $1.8 million, respectively. The amount due to Ascensia as of June 30, 2022 and December 31, 2021 was $3.6 million and $2.5 million, respectively.

17. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our Eversense, Eversense XL and Eversense E3 continuous glucose monitoring (“CGM”) systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and Eversense XL, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system and Ascensia will begin commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 250 million covered lives in the U.S. through positive insurance payor coverage decisions. We recently received positive payor coverage decision from Elevance Health, formerly Anthem, who has more than 45 million covered lives. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In July 2022, CMS provided temporary G-codes to enable immediate access to Eversense E3 for all eligible Medicare beneficiaries. In 2022, we have been working with payors to transition their policies to Eversense E3 and have confirmed immediate coverage policy transition from select payors.

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

As a result of the COVID-19 pandemic’s disruption to our operations, suppliers, employees, and the healthcare community in which we sell to and support, and our limited cash resources, in March 2020, we made significant reductions in our cost structure and operations to improve cash flow and generate future expenditure savings to ensure the long-term success of Eversense. Specifically, commercial sales and marketing of the Eversense CGM System were temporarily suspended and a strategic review of the business was performed. As a result of the strategic review, in the third quarter of 2020, we entered into the Ascensia Commercialization Agreement, granting commercial and distribution responsibilities of Eversense. As we continue to recover from the pandemic we have expanded operations focusing on the design, development and manufacturing of Eversense.

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

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Following information gathered from this sub-set and continued development efforts, we target to begin enrollment of a clinical trial to explore the 365-day sensor, in which we intend to include a pediatric population, in the second half of 2022.

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

In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system, and Ascensia will begin commercialization in select European markets during the third quarter of 2022.

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

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement.

Concentration of Revenue and Customers

For the three month and six months ended June 30, 2022 and 2021, we derived the majority of our total net revenue from one customer, Ascensia. During the three months ended June 30, 2022 and 2021, we derived 96% and 87%, respectively, of our total revenue from Ascensia. During the six months ended June 30, 2022 and 2021, we derived 93% and 85%, respectively, of our total revenue from Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,507	67.5%	$4,222	68.1%
United States	1,207	32.5	1,974	31.9
Total	$3,714	100.0%	$6,196	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,310	70.2%	$4,843	78.9%
United States	979	29.8	1,292	21.1
Total	$3,289	100.0%	$6,135	100.0%

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30,		Period-to-
	2022	2021	Period Change

	(in thousands)		(in thousands)
Revenue, net	$137	$433	$(296)
Revenue, net - related parties	3,577	2,856	721
Total revenue	3,714	3,289	425
Cost of sales	2,891	2,897	(6)
Gross profit	824	392	432

Expenses:
Research and development expenses	9,299	7,107	2,192
Selling, general and administrative expenses	8,561	9,175	(614)
Operating loss	(17,036)	(15,890)	(1,146)
Other (expense) income, net:
Interest income	241	247	(6)
Gain (Loss) on fair value adjustment of option	28,224	(35,730)	63,954
Interest expense	(4,510)	(4,034)	(476)
Gain (Loss) on change in fair value of derivatives	96,548	(124,361)	220,909
Net gain (impairment)	816	(381)	1,197
Other expense	(52)	(157)	105
Total other (expense) income, net	121,267	(164,416)	285,683
Net Income (loss)	$104,231	$(180,306)	$284,537

Total revenue

Our total revenue increased to $3.7 million for the three months ended June 30, 2022, compared to $3.3 million for the three months ended June 30, 2021. This increase was primarily due to the launch of Eversense E3 in the United States partially offset by slightly lower sales outside of the United States.

Cost of sales and gross profit

Our cost of sales were consistent at $2.9 million for the three months ended June 30, 2022 and for the three months ended June 30, 2021. Our gross profit increased to $0.8 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021. Gross profit as a percentage of revenue, or gross margin, was 22.2% and 11.9% for the three months ended June 30, 2022 and June 20, 2021, respectively. The increase in gross margin was primarily driven by the fulfillment of orders utilizing previously written off inventory and the benefit of sales mix in countries with favorable reimbursement rates.

Research and development expenses

Research and development expenses were $9.3 million for the three months ended June 30, 2022, compared to $7.1 million for the three months ended June 30, 2021, an increase of $2.2 million. The increase was due to investments for next generation technologies including a $1.2 million increase in clinical studies activities, an increase of $0.4 million in personnel related costs due to the expansion of our research and development workforce and an increase of $0.6 million for consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.6 million for the three months ended June 30, 2022, compared to $9.2 million for three months ended June 30, 2021, a decrease of $0.6 million. The decrease was primarily the result of reduced payroll expenses related to stock-based compensation.

Total other (expense) income, net

Total other income, net, was $121.3 million for the three months ended June 30, 2022, compared to other expense, net, of $164.4 million for the three months ended June 30, 2021, a change of $285.7 million. The change was primarily due to a $220.9 million change in fair value of derivatives and a $64.0 million change in fair value of option, a $1.2 million change in impairment cost related to the option and a decrease of $0.1 million in other expense, partially offset by a $0.5 million increase in interest expense.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,		Period-to-
	2022	2021	Period Change

	(in thousands)
Revenue, net	$429	$920	$(491)
Revenue, net - related parties	5,767	5,215	552
Total revenue	6,196	6,135	61
Cost of sales	4,845	5,217	(372)
Gross profit	1,351	918	433

Expenses:
Research and development expenses	17,103	12,362	4,741
Selling, general and administrative expenses	16,445	15,762	683
Operating loss	(32,197)	(27,206)	(4,991)
Other (expense) income, net:
Interest income	334	256	78
Gain (Loss) on fair value adjustment of option	49,925	(88,405)	138,330
Gain on extinguishment of debt and option	—	330	(330)
Interest expense	(9,005)	(8,092)	(913)
Gain (Loss) on change in fair value of derivatives	181,117	(305,260)	486,377
Net gain (impairment)	846	(1,163)	2,009
Other expense	(71)	(280)	209
Total other (expense) income, net	223,146	$(402,614)	$625,760
Net Income (loss)	$190,949	$(429,820)	$620,769

Total revenue

Our total revenue of $6.2 million for the six months ended June 30,2022 is consistent when compared to the prior year period.

Cost of sales and gross profit

Our cost of sales were $4.8 million for the six months ended June 30, 2022 compared to $5.2 million for the six months ended June 30, 2021, a decrease of $0.4 million, primarily driven by reduced warranty expense. Our gross profit increased to $1.4 million for the six months ended June 30, 2022, compared to $0.9 million for the six months ended June 30, 2021. Gross profit as a percentage of revenue, or gross margin, was 21.8% and 15.0% for the six months ended June 30, 2022 and June 20, 2021, respectively. The increase in gross margin was primarily driven by the fulfillment of orders utilizing existing written off inventory and the benefit of sales mix in countries with favorable reimbursement rates.

Research and development expenses

Research and development expenses were $17.1 million for the six months ended June 30, 2022, compared to $12.4 million for the six months ended June 30, 2021, an increase of $4.7 million. The increase was due to investments for next generation technologies including a $2.2 million increase in clinical studies activities, an increase of $1.2 million in personnel related costs due to the expansion of our research and development workforce and an increase of $1.3 million for consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.4 million for the six months ended June 30, 2022, compared to $15.8 million for six months ended June 30, 2021, an increase of $0.6 million. The increase was due primarily to an increase of $1.0 million in other general and administrative costs to include recruiting and associated employee overhead and local tax expenses, partially offset by $0.4 million of lower sales and marketing costs as Ascensia assumed commercialization responsibilities

Total other (expense) income, net

Total other income, net, was $223.1 million for the six months ended June 30, 2022, compared to other expense, net, of ($402.6) million for the six months ended June 30, 2021, a change of $625.7 million. The change was primarily due to a $486.4 million change in fair value of derivatives and a $138.3 million change in fair value of option.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $760.0 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of June 30, 2022, we had cash, cash equivalents and marketable debt securities of $150.5 million.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. As of June 30, 2022, we received $8.0 million in net proceeds from the sale of 3,077,493 shares of our common stock under the 2021 Sales Agreement.

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

On January 21, 2021, we entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “2021 Public Offering”). The price to the public in the 2021 Public Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the 2021 Public Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. Total net proceeds from the 2021 Public Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

On November 9, 2020, we entered into an equity line agreement, (“Equity Line Agreement”), with Energy Capital, LLC (“Energy Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock (“the Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement. There have been no issuances of Series B Preferred Stock as of June 30, 2022.

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

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant a loan agreement with Highbridge Capital Management, LLC (“Highbridge”) (the “Highbirdge Loan Agreement”), in the amount of approximately $17.6 million.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions,

LLC and certain affiliates thereof (collectively, “Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000.00 per share in an initial closing (“the Stock Purchase Agreement”). Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000.00 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock.

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

Common Stock

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2022, we received $8.0 million in net proceeds from the sale of 3,077,493 shares of our common stock under the 2021 Sales Agreement.

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

Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note was two years. In April 2022, the Company repaid the outstanding principal and accrued interest in full.

Convertible Notes

The following table summarizes our outstanding convertible notes at June 30, 2022:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 1, 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 1, 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32
PHC Notes	August 14, 2020	8.00%	$35.0	October 31, 2024	1867.4136	$0.53

2023 Notes

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, (the “2023 Notes”), of which $15.7 million in aggregate principal remains outstanding as of June 30, 2022, after some of the holders exchanged their 2023 Notes for 2025 Notes, as defined below, in July 2019.

2025 Notes

In July 2019, we issued $82.0 million in aggregate principal amount of senior convertible notes that will mature on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. In connection with an exchange on April 24, 2020, $24.0 million in aggregate principal of Highbridge’s outstanding 2025 Notes were exchanged for (i) $15.7 million aggregate principal amount of Second Lien Notes (“Second Lien Notes”), (ii) 11,026,086 shares of our common stock, (iii) warrants to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged (the “Exchange”).

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(34,341)	$(30,407)
Net cash provided by (used in) investing activities	42,108	(145,318)
Net cash provided by financing activities	4,197	227,274
Net increase in cash and cash equivalents	$11,964	$51,549

Net cash used in operating activities

Net cash used in operating activities was $34.3 million for the six months ended June 30, 2022 and consisted of an $181.1 million change in fair value of derivatives on convertible notes, a $49.9 million gain on fair value adjustment of the option, and a net change in operating assets and liabilities of $4.0 million (most notably increases in accounts receivable of $2.1 million and prepaid expenses and other assets of $1.6 million), partially offset by net income of $191.0 million, $5.4 million related to depreciation/amortization and non-cash items and $4.3 million of stock based compensation.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $42.1 million for the six months ended June 30, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash used in investing activities was $145.3 million for the six months ended June 30, 2021 and primarily consisted of the purchase of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2022, and primarily consisted of $8.0 million from the issuance of common stock and $0.3 million for proceeds related to the exercise of stock options and warrants, partially offset by $2.9 million in repayment of the PPP loan and $1.2 million related to the settlement of equity awards.

Net cash provided by financing activities was $227.3 million for the six months ended June 30, 2021, primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $4.1 million for proceeds related to the exercise of stock options and warrants.

Contractual Obligations

As of June 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense Continuous Glucose Monitoring System, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, filed a motion to dismiss the action for failure to state a claim. On March 31, 2022, the court granted the motion to dismiss the action without prejudice which allows the plaintiff 60 days to refile the complaint. On May 27, 2022, the plaintiff filed an amended complaint and on July 11, 2022, the Company filed a motion to dismiss the action for failure to state a claim. Briefing on the motion is expected to be completed on or before August 29,2022, after which the motion will be ready for court consideration and decision.

As previously reported, since February 2021 the Company has been in communication with the Italian Data Protection Authority, or Garante, with respect to the Garante’s review of the Company’s unintended disclosure of certain Italian user e-mail addresses to other users in Italy and other GDPR-related obligations of the Company. On July 29, 2022 the Garante delivered its decision to the Company finding that the Company had breached certain provisions of the GDPR, assessing a fine of EUR 45,000 and directing the Company to make certain changes within three months to its European privacy notice, including simplifications to the privacy notice and the inclusion of certain references. In accordance with the Garante’s decision, the Company may settle the matter for EUR 22,500 if it makes the payment within 30 days, undertakes to update the privacy notice and does not appeal the decision. It is the Company’s current intention to resolve of the matter in this manner.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions,

including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

10.1#	Second Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of June 21, 2022.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

#	Certain portions of this exhibit, indicated by asterisks, have been omitted because they are not material and are the type that the registrant treats s

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSEONICS HOLDINGS, INC.

Date: August 9, 2022	By:	/s/Nick B. Tressler
Nick B. Tressler
Chief Financial Officer
(Principal Financial Officer)