Form 10-Q
period 2022-09-30
Senseonics Holdings, Inc.
filed 2022-11-08
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 478,256,348 shares of common stock, par value $0.001, outstanding as of November 4, 2022.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three and nine months ended September 30, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4: Controls and Procedures	37

PART II: Other Information	37

ITEM 1: Legal Proceedings	37

ITEM 1A: Risk Factors	38

ITEM 2: Unregistered Sales of Equity and Securities and Use of Proceeds	39

ITEM 3: Defaults Upon Senior Securities	39

ITEM 4: Mine Safety Disclosures	39

ITEM 5: Other Information	39

ITEM 6: Exhibits	40

SIGNATURES	41

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$35,484	$33,461
Short term investments, net	118,715	96,445
Accounts receivable, net	103	205
Accounts receivable, net - related parties	2,021	1,768
Inventory, net	7,257	6,316
Prepaid expenses and other current assets	5,714	6,218
Total current assets	169,294	144,413

Option	101	239
Deposits and other assets	3,241	1,086
Long term investments, net	8,851	51,882
Property and equipment, net	1,183	1,308
Total assets	$182,670	$198,928
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$684	$1,204
Accrued expenses and other current liabilities	12,674	10,667
Accrued expenses and other current liabilities, related parties	671	3,597
Note payable, current portion, net	15,223	—
Derivative liability, current portion	328	—
Option, current	28,068	—
Term Loans, net	—	2,926
Total current liabilities	57,648	18,394

Long-term debt and notes payables, net	53,434	59,798
Derivative liabilities	83,794	236,291
Option	—	69,401
Other liabilities	2,859	579
Total liabilities	197,735	384,463

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 478,211,956 shares and 447,282,263 shares issued and outstanding as of September 30, 2022 and December 31, 2021	478	447
Additional paid-in capital	806,069	765,215
Accumulated other comprehensive loss	(1,185)	(212)
Accumulated deficit	(820,427)	(950,985)
Total stockholders' equity (deficit)	(15,065)	(185,535)
Total liabilities and stockholders’ equity (deficit)	$182,670	$198,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue, net	$126	276	$555	$1,196
Revenue, net - related parties	4,496	3,256	10,263	8,471
Total revenue	4,622	3,532	10,818	9,667
Cost of sales	3,866	4,778	8,711	9,995
Gross profit (loss)	756	(1,246)	2,107	(328)

Expenses:
Research and development expenses	10,985	7,200	28,088	19,562
Selling, general and administrative expenses	7,340	7,585	23,785	23,347
Operating loss	(17,569)	(16,031)	(49,766)	(43,237)
Other income (expense), net:
Interest income	544	486	878	743
Gain (Loss) on fair value adjustment of option	(8,592)	13,556	41,333	(74,848)
Gain on extinguishment of debt and option	—	—	—	330
Interest expense	(4,801)	(4,245)	(13,806)	(12,337)
Gain (Loss) on change in fair value of derivatives	(28,948)	50,075	152,169	(255,185)
Impairment cost	(984)	(488)	(138)	(1,650)
Other expense	(41)	(439)	(112)	(723)
Total other income (expense), net	(42,822)	58,945	180,324	(343,670)

Net Income (Loss)	(60,391)	42,914	130,558	(386,907)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(57)	18	(973)	2
Total other comprehensive gain (loss)	(57)	18	(973)	2
Total comprehensive income (loss)	$(60,448)	$42,932	$129,585	$(386,905)

Basic net income (loss) per common share	$(0.13)	0.10	$0.28	$(0.93)
Basic weighted-average shares outstanding	472,475,747	445,378,308	464,244,736	414,128,283

Diluted net income (loss) per common share	$(0.13)	0.08	$(0.10)	$(0.93)
Diluted weighted-average shares outstanding	472,475,747	581,760,516	608,345,713	414,128,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (in thousands)

			Additional	Accumulated		Total	Series A
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended September 30, 2021:
Balance, June 30, 2021	445,125	445	765,262	(16)	(1,078,332)	(312,641)	$—
Exercise of stock options and warrants	474	1	737	—	—	738	—
Issued common stock for vested RSUs and ESPP purchase	16	—	24	—	—	24	—
Stock-based compensation expense	—	—	2,301	—	—	2,301	—
Net income	—	—	—	—	42,914	42,914	—
Other comprehensive income, net of tax	—	—	—	18	—	18	—
Balance, September 30, 2021	445,615	$446	$768,324	$2	$(1,035,418)	$(266,646)	$—

Nine months ended September 30, 2021:
Balance, December 31, 2020	265,582	266	504,162	—	(648,511)	(144,083)	$2,811
Issuance of convertible preferred stock, net	—	—	—			—	42,756
Conversion of preferred stock	54,166	54	45,512	—	—	45,566	(45,567)
Issuance of common stock, net	112,571	113	200,327	—	—	200,440	—
Exercise of stock options and warrants	5,501	5	4,622	—	—	4,627	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—
Issued common stock for vested RSUs and ESPP purchase	2,870	3	71	—	—	74	—
Stock-based compensation expense	—	—	7,134	—	—	7,134	—
Net loss	—	—	—	—	(386,907)	(386,907)	—
Other comprehensive income, net of tax	—	—	—	2	—	2	—
Balance, September 30, 2021	445,615	$446	$768,324	$2	$(1,035,418)	$(266,646)	$—

Three months ended September 30, 2022:
Balance, June 30, 2022	465,326	465	776,640	(1,128)	(760,036)	15,941	—
Issuance of common stock, net	12,084	12	26,427	—	—	26,439	—
Exercise of stock options and warrants	681	1	711	—	—	712	—
Issued common stock for vested RSUs and ESPP purchase	121	—	69	—	—	69	—
Stock-based compensation expense	—	—	2,222	—	—	2,222	—
Net loss	—	—	—	—	(60,391)	(60,391)	—
Other comprehensive loss, net of tax	—	—	—	(57)	—	(57)	—
Balance, September 30, 2022	478,212	$478	$806,069	$(1,185)	$(820,427)	$(15,065)	$—

Nine months ended September 30, 2022:
Balance, December 31, 2021	447,282	447	765,215	(212)	(950,985)	(185,535)	—
Issuance of common stock, net	15,161	15	34,428	—	—	34,443	—
Exercise of stock options and warrants	9,892	10	941	—	—	951	—
Issuance of common stock for vested RSUs and ESPP purchase	6,970	7	125	—	—	132	—
Stock-based compensation expense	—	—	6,543	—	—	6,543	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	130,558	130,558	—
Other comprehensive loss, net of tax	—	—	—	(973)	—	(973)	—
Balance, September 30, 2022	478,212	$478	$806,069	$(1,185)	$(820,427)	$(15,065)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$130,558	(386,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	751	918
Non-cash interest expense (debt discount and deferred costs)	8,858	5,825
Change in fair value of derivatives	(152,169)	255,185
(Gain) Loss on fair value adjustment of option	(41,333)	74,848
Gain on extinguishment of debt and option	—	(330)
Impairment of option, net	138	1,650
Stock-based compensation expense	6,543	7,134
Changes in assets and liabilities:
Accounts receivable	(151)	(686)
Prepaid expenses and other current assets	504	41
Inventory	(941)	(2,597)
Deposits and other assets	163	(30)
Accounts payable	(519)	(971)
Accrued expenses and other liabilities	(1,070)	1,319
Accrued interest	(257)	326
Net cash used in operating activities	(48,925)	(44,275)
Cash flows from investing activities
Capital expenditures	(255)	(75)
Purchase of marketable securities	(82,807)	(154,918)
Proceeds from sale and maturity of marketable securities	102,594	—
Net cash provided by (used in) investing activities	19,532	(154,993)
Cash flows from financing activities
Issuance of common stock, net	34,443	200,440
Proceeds from exercise of stock options, stock warrants and ESPP purchases	1,083	4,701
Taxes paid related to net share settlement of equity awards	(1,184)	—
Proceeds from issuance of Masters preferred stock, net	—	22,783
Repayment of term loans	(2,926)	(650)
Net cash provided by financing activities	31,416	227,274
Net increase in cash and cash equivalents	2,023	28,006
Cash and cash equivalents, at beginning of period	33,461	18,205
Cash and cash equivalents, at ending of period	$35,484	$46,211

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,137	$6,149
Lease liabilities arising from obtaining right-of-use assets	2,944	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock converted from preferred shares	—	54,166
Issuance of common stock converted from notes payables	—	4,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. However, to date, the Company has not generated any significant revenue from product sales. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996. The Company has never been profitable from operations, and its net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, the Company had an accumulated deficit of $820.4 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $163.0 million.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the nine months ended September 30, 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement.

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

On November 9, 2020, the Company entered into an Equity Line Agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company had the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company was not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022. The Company has not exercised this option as of September 30, 2022.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2022, and December 31, 2021, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three and nine month periods ended September 30, 2022, and 2021 and cash flows for the nine months ended September 30, 2022, and 2021 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

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

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”), third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively, the “Customers”), who then resell the products to health care providers and patients. Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,688	58.2%	$6,910	63.9%
United States	1,934	41.8	3,908	36.1
Total	$4,622	100.0%	$10,818	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,928	82.9%	$7,771	80.4%
United States	604	17.1	1,896	19.6
Total	$3,532	100.0%	$9,667	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of September 30, 2022, and December 31, 2021 included unbilled accounts receivable of $1.1 million and $1.8 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended September 30, 2022 and 2021, the Company derived 97% and 92%, respectively, of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2022 and 2021, the Company derived 95% and 88%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents.

Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	(60,391)	42,914	130,558	(386,907)
Impact of conversion of dilutive securities	—	1,385	(188,563)	—

Dilutive Net income (loss)	(60,391)	44,299	(58,005)	(386,907)

Net income (loss) per share
Basic	(0.13)	0.10	0.28	(0.93)
Diluted	(0.13)	0.08	(0.10)	(0.93)

Basic weighted average shares outstanding	472,475,747	445,378,308	464,244,736	414,128,283
Dilutive potential common stock outstanding
Stock-based awards	—	15,520,414	6,499,671	—
2023 Notes	—	4,617,646	4,617,646	—
2025 Notes	—	39,689,142	39,211,358	—
PHC Notes	—	65,348,857	67,625,174	—
Energy Capital Option	—	—	23,335,635	—
Warrants	—	11,206,148	2,811,493	—
Diluted weighted average shares outstanding	472,475,747	581,760,516	608,345,713	414,128,283

Outstanding anti-dilutive securities not included in the diluted net income per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based awards	24,940,972	1,949,958	10,426,560	28,502,846
2023 Notes	4,617,646	—	—	4,617,646
2025 Notes	39,211,358	—	—	39,689,142
PHC Notes	68,322,952	—	—	65,757,177
PHC Option	31,512,605	—	22,717,076	—
Energy Capital Option	30,372,058	—		—
Warrants	3,177,821	116,581	427,821	13,177,822
Total anti-dilutive shares outstanding	202,155,412	2,066,539	33,571,457	151,744,633

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$32,614	—	—	$32,614
Corporate debt securities	$37,209	—	(425)	$36,784
Asset backed securities	$13,979	—	(130)	$13,849
Government and agency securities	$44,949	—	(630)	$44,319
Total	$128,751	$—	$(1,185)	$127,566

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$57,369	—	—	$57,369
Corporate debt securities	$39,825	—	(77)	$39,748
Asset backed securities	$26,736	—	(29)	$26,707
Government and agency securities	$24,609	—	(106)	$24,503
Total	$148,539	$—	$(212)	$148,327

The following are the scheduled maturities as of September 30, 2022 (in thousands):

2022 (remaining three months)	$29,625
2023	90,175
2024	2,221
2025	6,730
Total	$128,751

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at September 30, 2022 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$1,428	$1,012
Work-in-process	4,306	3,770
Raw materials	1,523	1,534
Total	$7,257	$6,316

The Company charged $0.5 million and $1.1 million, respectively, to cost of sales for the three and nine months ended September 30, 2022 and $1.8 million to cost of sales for the three and nine months ended September 30, 2021 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets, and Deposits and other assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract manufacturing⁽¹⁾	$4,028	$5,036
Insurance	506	74
Clinical and Preclinical	472	142
Interest receivable	369	443
Research and development	9	39
Accounting and Audit	148	—
Rent and utilities	108	105
IT and software	21	225
Sales and Marketing	17	98
Other	36	56
Total prepaid expenses and other current assets	$5,714	$6,218

(1)	Includes deposits to contract manufacturers for manufacturing process.

Deposits and other assets as of September 30, 2022 and December 31, 2021, were $3.2 million and $1.1 million, respectively. As of September 30, 2022, deposits and other assets is mainly comprised of $3.1 million for our right-of-use asset related to our operating lease of 33,000 square feet of research and office space for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term. We recorded a modification to our right-of-use asset for the right-to-use the underlying asset for the additional lease term.

9.	Accrued Expenses, Other Current Liabilities, and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and benefits	$3,462	$3,484
Research and development	3,417	2,145
Interest on notes payable	1,887	2,144
Sales and marketing services	155	1,962
Product warranty and replacement obligations	661	1,697
Professional and administration services	1,334	1,011
Contract manufacturing	1,675	914
Operating lease	730	904
Other	24	3
Total accrued expenses and other current liabilities	$13,345	$14,264

Other liabilities as of September 30, 2022 and December 31, 2021, were $2.9 million and $0.6 million, respectively. Other liabilities is comprised of the non-current portion of our operating lease liability for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term. We recorded a modification to the lease liability upon renewal to reflect our obligation to make the additional lease payments.

The current portion of our operating lease liability is included in the line-item accrued expenses and other current liabilities on our balance sheet. As of September 30, 2022 and December 31, 2021, the current portion of the operating lease liability was $0.7 million and $0.9 million, respectively.

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

At each of September 30, 2022, and December 31, 2021, the warranty reserve was $0.7 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2022 and for the twelve months ended December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Balance at beginning of the period	$723	$646
Provision for warranties during the period	(53)	781
Settlements made during the period	(8)	(704)
Balance at end of the period	$662	$723

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

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option is classified as a liability in accordance with ASC 480, Distinguishing liabilities from equity, on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option is required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the execution of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs in fiscal year 2020. The fair value of the Energy Capital Option as of September 30, 2022 and December 31, 2021 was $28.1 million and $69.4 million, respectively.

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning on May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Warrant”). The Warrant was exercised on a net basis in February 2022 and Energy Capital received 8,917,535 shares of common stock upon the net exercise of the Warrants.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), which was initially contingent upon obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date, and which approval the Company successfully obtained in February 2022. The PHC Option represents a freestanding financial instrument and is recognized as an asset in the Company’s consolidated balance sheets at fair value on the date of issuance and subject to impairment testing in each reporting period prior to the options exercise or expiration. The Company acknowledges that while the PHC Option is subject to impairment testing, there is no explicit guidance regarding how impairment should be assessed and measured for the PHC Option. As such, the measurement alternative in ASC Topic 321, Investments—Equity Securities, for equity securities without readily determinable fair values can be applied by analogy to assess and measure impairment of the PHC Option. The Company developed an estimated fair value at September 30, 2022 and December 31, 2021 to be $0.1 million and $0.2 million, respectively, and a loss of less than $0.1 million was recognized in net income as the difference between the fair value of the investment and its carrying amount for the nine months ended September 30, 2022.

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. On the date of issuance, the Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at September 30, 2022 and December 31, 2021 was $63.8 million and $149.1 million, respectively.

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

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at September 30, 2022 and December 31, 2021 was $19.9 million and $81.4 million, respectively.

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

As of December 31, 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt as of December 31, 2021. There were no conversions of 2025 Notes during the nine months ended September 30, 2022.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at September 30, 2022 and December 31, 2021 was $0.3 million and $5.8 million, respectively.

There were no conversions of 2023 Notes during the nine months ended September 30, 2022. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as other current liability on the Company’s consolidated balance sheet at September 30, 2022.

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(477)	-	15,223
2025 Notes	51,199	(16,500)	(276)	34,423
PHC Notes	35,000	(15,068)	(921)	19,011

	December 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,499)	-	14,201
2025 Notes	51,199	(20,535)	(344)	30,320
PHC Notes	35,000	(18,587)	(1,136)	15,277
PPP Loan	2,926	-	-	2,926

Interest expense related to the notes payable for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	Nine Months Ended September 30, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	618	1,022	-	-	1,640
2025 Notes	5.25%	2,002	4,035	68	-	6,104
PHC Notes	8.00%	2,319	3,519	215	-	6,053
PPP Loan	1.00%	6	-	-	-	6
Total		4,945	8,576	283	-	13,803

	Nine Months Ended September 30, 2021
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	618	931	-	-	1,549
2025 Notes	5.25%	2,044	3,362	56	3,183	8,645
PHC Notes	9.50%	2,456	2,627	161	-	5,244
PPP Loan	1.00%	44	-	-	-	44
Total		5,162	6,920	217	3,183	15,482

The following are the scheduled maturities of the Company’s notes payable as of September 30, 2022 (in thousands):

2022 (remaining three months)	$—
2023	15,700
2024	35,000
2025	51,199
Total	$101,899

12.	Stockholders’ Equity (Deficit)

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the nine months ended September 30, 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement.

In November 2019, the Company entered into the 2019 Sales Agreement with Jefferies LLC which allowed the Company to issue and sell up to $50.0 million in gross proceeds of its common stock. In June 2021, the Company sold 12,830,333 shares of common stock under the 2019 Sales Agreement, resulting in gross proceeds of $48.4 million.

During the nine months ended September 30, 2021, in addition to the shares sold under the 2019 Sales Agreement, the Company sold 99,740,259 shares of common stock, of which 59,740,259 shares of common stock were sold in the 2021 Public Offering and 40,000,000 shares of common stock were sold in the Registered Direct Offering. For additional information on the 2021 Public Offering and the Registered Direct Offering, see Note 2—Liquidity and Capital Resources.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of September 30, 2022, 20,390,940 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2022, 701,071 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At September 30, 2022 there were 13,050,523 shares of common stock available for issuance under the 2016 ESPP. For the nine months ended September 30, 2022, there were purchases of 93,053 shares of common stock pursuant to this plan.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 1,223,273 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the

Company no longer grants any awards under the 1997 Plan.

14.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$33,610	$33,610	—	—
Commercial paper	32,614	—	32,614	—
Corporate debt securities	36,784	—	36,784	—
Asset backed securities	13,849	—	13,849	—
Government and agency securities	44,319	37,403	6,916	—
PHC Option	101	—	—	101
Liabilities
Energy Capital Option	$28,068	$—	—	28,068
Embedded features of the 2023 Notes	328	—	328	—
Embedded features of the PHC Notes	63,847	—	—	63,847
Embedded features of the 2025 Notes	19,947	—	19,947	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$29,197	$29,197	—	—
Commercial paper	57,369	—	57,369	—
Corporate debt securities	39,748	—	39,748	—
Asset backed securities	26,707	—	26,707	—
Government and agency securities	24,503	19,957	4,546	—
PHC Option	239	—	—	239
Liabilities
Energy Capital Option	$69,401	$—	—	69,401
Embedded features of the 2023 Notes	5,817	—	—	5,817
Embedded features of the PHC Notes	149,058	—	—	149,058
Embedded features of the 2025 Notes	81,417	—	81,417	—
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2021	$224,037
Gain on fair value adjustment of option	(41,333)
Gain on change in fair value of derivatives	(85,211)
Financial asset (gain) impairment cost, net	138
Change in fair value hierarchy classification	(5,817)
September 30, 2022	$91,814

Transfers into Level 2 of liabilities previously classified in Level 3 were due to increased trade activity associated with these instruments providing better price transparency, permitting classification to Level 2.

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at September 30, 2022:

	PHC Notes	PHC Option	Energy Capital Option
Unobservable Inputs	Assumptions	Assumptions	Assumptions
Stock price volatility	110.0%	104.0%	88.0%
Probabilities of conversion provisions	5.0 - 10.0%	5.0 - 10.0%	5.0 - 10.0%
Time period until maturity (yrs)	2.09	0.25	0.00 - 0.11
Dividend yield	—%	—%	—%

15.	Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2022 or September 30, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2022 and December 31, 2021.

On March 27, 2020, Congress enacted the CARES Act, as amended by the Flexibility Act, to provide certain relief as a result of the COVID-19 pandemic. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the nine months ended September 30, 2022.

16. Related Party Transactions

Ascensia, through the ownership interests of its parent company, PHC, has a noncontrolling ownership interest in the Company. Ascensia also has representation on the Company’s board of directors. Revenue from Ascensia during the nine months ended September 30, 2022 and September 30, 2021 was $10.3 million and $8.5 million, respectively.

The amount due from Ascensia as of September 30, 2022 and December 31, 2021 was $2.0 million and $1.8 million, respectively. The amount due to Ascensia as of September 30, 2022 and December 31, 2021 was $0.7 million and $2.5 million, respectively.

17. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On November 7, 2022, Energy Capital, LLC delivered a Regular Purchase Notice pursuant to the Equity Line Agreement, exercising their right to purchase $12.0 million of Series B Preferred Stock, having a conversion price of $0.3951 per share.

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

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our Eversense, Eversense XL and Eversense E3 continuous glucose monitoring (“CGM”) systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and Eversense XL, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which is currently available in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE mark to the Eversense E3 CGM system and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in Europe in the third quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached more than 250 million covered lives in the U.S. through positive insurance payor coverage decisions. In August 2022, we received positive payor coverage decision from Elevance Health, formerly Anthem, who has more than 45 million covered lives. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In July 2022, CMS provided temporary G-codes to enable immediate access to Eversense E3 for all eligible Medicare beneficiaries. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. In 2022, we have been working with payors to transition their policies to Eversense E3 and have confirmed immediate coverage policy transition from select payors.

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

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365 System.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense CGM system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (together “Roche”), which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

In February 2022, we received approval from the FDA for the Eversense E3 CGM System. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study. In November 2022, we submitted an IDE for the enrollment of a pediatric cohort in the ENHANCE study and, pending approval, plan to begin enrolling pediatric patients in the first half of 2023.

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

In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system, and Ascensia began commercialization in select European markets during the third quarter of 2022, with the commercialization in all European markets in the fourth quarter of 2022.

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

Concentration of Revenue and Customers

For the three months and nine months ended September 30, 2022 and 2021, we derived the majority of our total net revenue from one customer, Ascensia. During the three months ended September 30, 2022 and 2021, we derived 97% and 92%, respectively, of our total revenue from Ascensia. During the nine months ended September 30, 2022 and 2021, we derived 95% and 88%, respectively, of our total revenue from Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,688	58.2%	$6,910	63.9%
United States	1,934	41.8	3,908	36.1
Total	$4,622	100.0%	$10,818	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$2,928	82.9%	$7,771	80.4%
United States	604	17.1	1,896	19.6
Total	$3,532	100.0%	$9,667	100.0%

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,		Period-to-
	2022	2021	Period Change

	(in thousands)		(in thousands)
Revenue, net	$126	$276	$(150)
Revenue, net - related parties	4,496	3,256	1,240
Total revenue	4,622	3,532	1,090
Cost of sales	3,866	4,778	(912)
Gross profit	756	(1,246)	432

Expenses:
Research and development expenses	10,985	7,200	3,785
Selling, general and administrative expenses	7,340	7,585	(245)
Operating loss	(17,569)	(16,031)	(3,108)
Other (expense) income, net:
Interest income	544	486	58
Gain (Loss) on fair value adjustment of option	(8,592)	13,556	(22,148)
Interest expense	(4,801)	(4,245)	(556)
Gain (Loss) on change in fair value of derivatives	(28,948)	50,075	(79,023)
Impairment cost	(984)	(488)	(496)
Other expense	(41)	(439)	398
Total other (expense) income, net	(42,822)	58,945	(101,767)
Net Income (loss)	$(60,391)	$42,914	$(104,875)

Total revenue

Our total revenue increased to $4.6 million for the three months ended September 30, 2022, compared to $3.5 million for the three months ended September 30, 2021. This increase was primarily due to the launch of Eversense E3 in the United States partially offset by slightly lower sales outside of the United States.

Cost of sales and gross profit

Our cost of sales decreased to $3.9 million for the three months ended September 30, 2022, compared to $4.8 million for the three months ended September 30, 2021. Our gross profit increased to $0.8 million for the three months ended September 30, 2022, compared to ($1.2) million for the three months ended September 30, 2021. Gross profit as a percentage of revenue, or gross margin, was 16.4% and (35.3)% for the three months ended September 30, 2022 and September 20, 2021, respectively. The increase in gross margin was primarily driven by the transition from the Eversense 90-day product to the Eversense six-month product, sales channel mix, lower inventory write offs and manufacturing efficiencies.

Research and development expenses

Research and development expenses were $11.0 million for the three months ended September 30, 2022, compared to $7.2 million for the three months ended September 30, 2021, an increase of $3.8 million. The increase was due to investments for next generation technologies including a $2.2 million increase in clinical studies activities, an increase of $0.7 million in personnel related costs due to the expansion of our research and development workforce and an increase of $0.9 million for consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 2022, compared to $7.6 million for three months ended September 30, 2021, a decrease of $0.3 million. The decrease was primarily the result of a $1.1 million reduction in spend related to marketing programs and support for Ascensia’s marketing programs including direct to consumer campaigns, partially offset by a $0.4 million increase in personnel costs and a $0.5 million in increase in professional fees and other administrative expenses.

Total other (expense) income, net

Total other expense, net, was $(42.8) million for the three months ended September 30, 2022, compared to other income, net, of $58.9 million for the three months ended September 30, 2021, a change of $101.8 million. The change was primarily due to a $79.0 million change in fair value of derivatives, a $22.1 million change in fair value of options and a $0.5 million increase in interest expense, partially offset by a decrease of $0.4 million in other expense.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Period-to-
	2022	2021	Period Change

	(in thousands)
Revenue, net	$555	$1,196	$(641)
Revenue, net - related parties	10,263	8,471	1,792
Total revenue	10,818	9,667	1,151
Cost of sales	8,711	9,995	(1,284)
Gross profit	2,107	(328)	2,435

Expenses:
Research and development expenses	28,088	19,562	8,526
Selling, general and administrative expenses	23,785	23,347	438
Operating loss	(49,766)	(43,237)	(6,529)
Other (expense) income, net:
Interest income	878	743	135
Gain (Loss) on fair value adjustment of option	41,333	(74,848)	116,181
Gain on extinguishment of debt and option	—	330	(330)
Interest expense	(13,806)	(12,337)	(1,469)
Gain (Loss) on change in fair value of derivatives	152,169	(255,185)	407,354
Impairment cost	(138)	(1,650)	1,512
Other expense	(112)	(723)	611
Total other (expense) income, net	180,324	(343,670)	523,994
Net Income (loss)	$130,558	$(386,907)	$517,465

Total revenue

Our total revenue increased to $10.8 million for the nine months ended September 30, 2022, compared to $9.7 million for the nine months ended September 30, 2021. This increase was primarily due to the launch of Eversense E3 in the United States partially offset by slightly lower sales outside of the United States.

Cost of sales and gross profit

Our cost of sales were $8.7 million for the nine months ended September 30, 2022 compared to $10.0 million for the nine months ended September 30, 2021, a decrease of $1.3 million, primarily driven by reduced inventory obsolescence charges. Our gross profit increased to $2.1 million for the nine months ended September 30, 2022, compared to $(0.3) million for the nine months ended September 30, 2021. Gross profit as a percentage of revenue, or gross margin, was 19.5% and (3.4)% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in gross margin was primarily driven by the transition from the Eversense 90-day product to the Eversense six-month product, sales channel mix, lower inventory write-offs and manufacturing efficiencies.

Research and development expenses

Research and development expenses were $28.1 million for the nine months ended September 30, 2022, compared to $19.6 million for the nine months ended September 30, 2021, an increase of $8.5 million. The increase was due to investments for next generation technologies including a $4.4 million increase in clinical studies activities, an increase of $1.9 million in personnel related costs due to the expansion of our research and development workforce and an increase of $2.2 million for consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.8 million for the nine months ended September 30, 2022, compared to $23.3 million for nine months ended September 30, 2021, an increase of $0.5 million. The increase was due primarily to an increase of $2.0 million in other general and administrative costs to include recruiting and associated employee overhead, local tax expenses, and legal expenses partially offset by a $1.5 million decrease in sales and marketing costs.

Total other (expense) income, net

Total other income, net, was $180.3 million for the nine months ended September 30, 2022, compared to other expense, net, of ($343.7) million for the nine months ended September 30, 2021, a change of $524.0 million. The change was primarily due to a $407.4 million change in fair value of derivatives and a $116.2 million change in fair value of options primarily driven by volatility in our share price.

Liquidity and Capital Resources

Sources of Liquidity

From our founding in 1996 until 2010, we devoted substantially all of our resources to researching various sensor technologies and platforms. Beginning in 2010, we narrowed our focus to developing and refining a commercially viable glucose monitoring system. However, to date, we have not generated any significant revenue from product sales. We have incurred substantial losses and cumulative negative cash flows from operations since our inception in October 1996. We have never been profitable and our net losses were $302.5 million, $175.2 million, and $115.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $820.4 million. To date, we have funded our operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of September 30, 2022, we had cash, cash equivalents and marketable debt securities of $163.0 million.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. As of September 30, 2022, we received $34.4 million in net proceeds from the sale of 15,160,899 shares of our common stock under the 2021 Sales Agreement.

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

On November 9, 2020, we entered into an equity line agreement, (“Equity Line Agreement”), with Energy Capital, LLC (“Energy Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock (“the Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement.

Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we had the right, in our sole discretion, to present Energy Capital with a purchase notice (“Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at a per share price (the “Purchase Price”), equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. The Equity Line Agreement provided that we were not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the common stock on the NYSE American is less than $0.25 without the approval of Energy Capital.

In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to us of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

Concurrently with entry into the Equity Line Agreement, we issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share, (the “Warrant”). The Warrant was exercised in full in February 2022.

On August 9, 2020, we entered into a financing agreement with Ascensia pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant a loan agreement with Highbridge Capital Management, LLC (“Highbridge”) (the “Highbridge Loan Agreement”), in the amount of approximately $17.6 million.

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

Common Stock

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the nine months ended September 30, 2022, we received $34.4 million in net proceeds from the sale of 15,160,899 shares of our common stock under the 2021 Sales Agreement.

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

Convertible Notes

The following table summarizes our outstanding convertible notes at September 30, 2022:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 1, 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 1, 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32
PHC Notes	August 14, 2020	8.00%	$35.0	October 31, 2024	1867.4136	$0.54

2023 Notes

In the first quarter of 2018, we issued $53.0 million in aggregate principal amount of senior convertible notes that will mature on February 1, 2023, (the “2023 Notes”), of which $15.7 million in aggregate principal remains outstanding as of September 30, 2022, after some of the holders exchanged their 2023 Notes for 2025 Notes, as defined below, in July 2019.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(48,925)	$(44,275)
Net cash provided by (used in) investing activities	19,532	(154,993)
Net cash provided by financing activities	31,416	227,274
Net increase in cash and cash equivalents	$2,023	$28,006

Net cash used in operating activities

Net cash used in operating activities was $48.9 million for the nine months ended September 30, 2022 and consisted of an $152.2 million change in fair value of derivatives on convertible notes, a $41.3 million loss on fair value adjustment of the option, and a net change in operating assets and liabilities of $2.3 million (most notably increases in inventory of $0.9 million and a reduction of accrued expenses of $1.0 million), partially offset by net income of $130.6 million, $9.8 million related to depreciation/amortization and other non-cash items and $6.5 million of stock-based compensation.

Net cash used in operating activities was $44.3 million for the nine months ended September 30, 2021 and consisted of a net loss of $386.9 million, a net decrease in operating assets and liabilities of $2.6 million (mostly due to an increase in inventory of $2.6 million, higher accounts receivable of $0.7 million, and a $1.0 million decrease in accounts payable, reflecting reduced operational activities, offset by an increase in accrued liabilities of $1.3 million and an increase of $0.3 million in accrued interest) and $0.3 million for gain on extinguishment for the convertible notes and options, offset by $255.2 million due to the change in fair value of derivatives on convertible notes, a $74.8 million loss on fair value adjustment of the option, $7.1 million of stock-based compensation, a $1.7 million net increase in impairment reserves, and $6.7 million related to depreciation/amortization and other non-cash items.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $19.5 million for the nine months ended September 30, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash used in investing activities was $155.0 million for the nine months ended September 30, 2021 and primarily consisted of the purchase of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $31.4 million for the nine months ended September 30, 2022, and primarily consisted of $34.4 million from the issuance of common stock pursuant to the 2021 Sales Agreement and $1.1 million for proceeds related to the exercise of stock options and warrants, partially offset by $2.9 million in repayment of the PPP loan and $1.2 million in tax payments related to the settlement of equity awards.

Net cash provided by financing activities was $227.3 million for the nine months ended September 30, 2021, primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $4.7 million for proceeds related to the exercise of stock options and warrants.

Contractual Obligations

As of September 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense Continuous Glucose Monitoring System, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, filed a motion to dismiss the action for failure to state a claim. On March 31, 2022, the court granted the motion to dismiss the action without prejudice which allows the plaintiff 60 days to refile the complaint. On May 27, 2022, the plaintiff filed an amended complaint and on July 11, 2022, the Company filed a motion to dismiss the action for failure to state a claim. Briefing on the motion was completed in August 2022 and the motion is before the court for consideration and decision.

As previously reported, since February 2021 the Company has been in communication with the Italian Data Protection Authority, or Garante, with respect to the Garante’s review of the Company’s unintended disclosure of certain Italian user e-mail addresses to other users in Italy and other GDPR-related obligations of the Company. On July 29, 2022, the Garante delivered its decision to the Company finding that the Company had breached certain provisions of the GDPR, assessing a fine of EUR 45,000 and directing the Company to make certain changes within three months to its European privacy notice, including simplifications to the privacy notice and the inclusion of certain references. In accordance with the Garante’s decision, the Company was permitted to settle the matter for EUR 22,500 if it made the payment within 30 days, undertook to update the privacy notice and did not appeal the decision. The Company made such payment, confirmed it would not appeal the decision and released a new privacy notice intended to comply with the directive of the Garante. It is possible under the applicable process that the Garante may, in the future, follow up further regarding the Company’s corrective measures.

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

Surging natural gas and electricity costs in Europe poses a threat to our contract manufacturers ability to maintain operations in Europe which can adversely affect or business supply chain

Europe’s energy crisis driven by the impacts of Russia’s military action in Ukraine is quickly soaring and causing extreme disruption to the manufacturing industry across the continent. The reduced natural gas supply to Europe has resulted in higher gas costs which have been unsustainable for energy intensive companies that operate across Europe. Several manufacturers have shut down, suspended or reduced operations amidst the skyrocketing prices. Several of our suppliers operate in Europe and may be impacted by the energy crisis as the result of increased production costs.

Across Europe, these energy constraints could result in nations or regions enacting emergency energy related policies, limiting energy availability for manufacturers. The impact of these developments cannot be predicted with certainty, however, any such production constraints could further exacerbate an already ailing supply chain and could have a material, adverse effect on our operations and our ability to source materials that are required to manufacture our products. We continue to monitor the situation closely and continue to have discussions with our suppliers to determine whether there may be any uncertainty with regards to our ability to source materials that are required to manufacture our products. If the energy crisis or other supply chain challenges impact our ability to obtain raw materials on a timely basis or without significant increases in costs, our financial results and business operations may be adversely affected.

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

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

3.6

Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 5, 2021).

10.1+	Amended and Restated Employment Agreement with Frederick Sullivan.

10.2+	Transition and Release Agreement with Nick Tressler.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: November 8, 2022	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)