Form 10-K
period 2022-12-31
Senseonics Holdings, Inc.
filed 2023-03-16
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 __________________________________________

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ☐

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

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $463 million based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of March 10, 2023, 479,780,414 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

●	the success of our collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”);
●	the timing of product launches;
●	the clinical utility of Eversense;
●	our ability to develop future generations of Eversense;
●	our ability to service our outstanding indebtedness;
●	the timing and availability of data from our clinical trials;
●	the timing of our planned regulatory filings and potential regulatory approvals and CE Certificates of Conformity;
●	our future development priorities;
●	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
●	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to comply with applicable regulatory requirements;
●	our ability to maintain our intellectual property position;
●	our estimates regarding the size of, and future growth in, the market for continuous glucose monitoring systems;
●	effects of the COVID-19 pandemic;
●	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
●	our estimates regarding our future expenses and needs for additional financing.

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

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to "the Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiary. "Senseonics," the Senseonics logo, 90-day Eversense, Eversense XL and Eversense E3 continuous glucose monitoring and other trademarks or service marks of Senseonics Holdings, Inc. appearing in this Annual Report are the property of Senseonics Holdings, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”), including 90-day Eversense, Eversense XL and Eversense E3 continuous glucose monitoring (“CGM”) system versions are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense XL and Eversense E3, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (being the European Union plus Norway, Iceland, and Liechtenstein) (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 to be sold in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment in the third quarter of 2022 and we expect to have data in the second half of 2023.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. During 2020, we initiated a new commercialization strategy and collaboration to bring our product to market. As described in detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Commercialization Agreement”), with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense E3 CGM system worldwide, with certain initial exceptions. While Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support, we remain responsible for product development and manufacturing, including regulatory submissions, approvals, conformity assessment and requests for CE Certificates of Conformity and registrations and second level customer support.

2022 and Significant Recent Developments

Global Commercialization of Eversense E3 CGM System

In February 2022, the FDA approved the Eversense E3 CGM system for marketing and sale in the U.S. As described in this report, Ascensia has the exclusive right to distribute the Company’s Eversense E3 system worldwide for people with diabetes. Ascensia began commercializing Eversense E3 in the U.S. during the second quarter of 2022. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system, and Ascensia began commercialization in all EEA markets during the third and fourth quarters of 2022.

The continued success of the commercial launch of the Eversense E3 product globally will continue to depend on several factors such as: (1) growing the installed base of users, (2) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense E3 system, (3) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (4) educating patients and prescribers regarding the six-month product and its benefits relative to legacy products, (5) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (6) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from 90-day coverage to six month coverage, (7) more effective tender participation outside the U.S. and (8) Ascensia’s continued organizational development of its sales and marketing capabilities relative to CGM.

In November 2022, we announced a collaboration with the Nurse Practitioner Group (“NPG”) designed to expand U.S. patient access to the Eversense E3 System by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in over 30 states. Under the agreement between Senseonics and NPG, NPG providers will be certified to perform Eversense procedures in the specified geographies and will offer its services for patients who have been prescribed Eversense. Senseonics will initially assist NPG as they set up their Eversense procedure capabilities in select geographic areas.

Background

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2021 International Diabetes Federation, Atlas, an estimated 537 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to grow to 783 million by 2045, driven primarily by growth in type 2 diabetes and due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas. Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. We expect the growth in sales of CGM systems to be driven by increased penetration of CGM in both the type 1 and type 2 patient populations.

In an attempt to maintain blood glucose levels within the normal range, many people with diabetes seek to actively monitor their blood glucose levels. The traditional self-monitoring of blood glucose, (“SMBG”), method of glucose monitoring requires lancing the fingertips, commonly referred to as fingersticks, multiple times per day and night to obtain a blood drop to be applied to a test strip inside a blood glucose meter. This method of monitoring glucose levels is inconvenient and can be painful and, because each measurement represents a single blood glucose value at a single point in time, it provides limited information regarding trends in blood glucose levels. In contrast, CGM systems are generally less painful and involve the insertion of sensors into the body to measure glucose levels in the interstitial fluid throughout the day and night, providing real-time data that shows trends in glucose measurements. As a result, CGMs improve glycemic control and quality of life, particularly in patients with type 1 diabetes treated with continuous subcutaneous insulin infusion or multiple daily insulin injection therapy, and support avoidance of hypoglycemia.

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

In November 2019, the Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expands access to our product. In November 2022, the Centers for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. During 2022, we have been working with payors to transition their policies to Eversense E3 and have confirmed immediate coverage policy transition from select payors.

We are headquartered in Germantown, Maryland. The members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Abbott Diabetes Care and Medtronic. Members of our team have contributed to the development, regulatory approval and commercialization of several glucose monitoring systems and insulin pumps.

Commercial Strategy

Our Eversense CGM systems are primarily sold through Ascensia globally. Ascensia sells our products directly to strategic fulfillment partners, who provide our Eversense CGM systems to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense E3 CGM system and future models are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. Ascensia is leveraging and targeting regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

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

In the third quarter of 2020, we announced the formation of a strategic partnership with Ascensia, pursuant to which Ascensia became the exclusive worldwide distribution partner for Senseonics CGM systems, including the 90-day Eversense®, Eversense® XL and future generations products, now including Eversense® E3. In the fourth quarter of 2020, Ascensia initiated U.S. marketing and sales activities and full transition of commercial activities took place in the second quarter of 2021 and included full marketing, market access, sales, healthcare provider training and frontline patient and provider support responsibilities.

Addressing reimbursement and access barriers has been a top priority for us and during 2022, we reached over 250 million covered lives in the U.S. through positive insurance payor coverage decisions. In efforts to address these priorities, Ascensia, in consultation with us, initiated a broad patient assistance program to provide financial assistance for patients adopting Eversense E3. Additionally, as discussed above, we announced a collaboration with NPG designed to expand U.S. patient access the Eversense E3 System by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in over 30 states.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG

On August 9, 2020, we entered into a Commercialization Agreement with Ascensia Diabetes Care Holdings AG pursuant to which we have granted Ascensia the exclusive right to distribute the Company’s 90-day Eversense CGM system and our Eversense 180-day (XL) CGM system worldwide for use in people with diabetes, with the following initial exceptions: (1) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (2) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (3) until May 31, 2022, the territory does not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for 90-day Eversense product during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022. Ascensia will receive a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense products from us at prices which have been negotiated based on parameters set forth in the commercialization agreement. We are responsible for product development and manufacturing, including regulatory submissions, approvals, certifications and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Prior Distribution Agreement with Roche Diabetes Care

On May 24, 2016, we entered into an exclusive distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (collectively, “Roche”). Pursuant to the agreement, as amended, we granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions.

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

The distribution rights under the agreement expired January 31, 2021 after to Roche provided certain transition and wind-down services.

Clinical Development and Regulatory Pathway

Overview

We affixed the CE mark to the Eversense XL CGM system in the EEA in September 2017. The Eversense XL CGM system has historically been sold commercially in our overseas markets. Our Promise U.S. pivotal trial was completed during 2020. We received a Premarket Approval (“PMA”) supplement, from the FDA for the Eversense E3 system in February 2022 and Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

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

The purpose of this clinical trial was to evaluate the accuracy of Eversense measurements, measured by the mean absolute relative difference (“MARD”), when compared with bed-side blood glucose measurements obtained using the YSI glucose analyzer over successive periods of 30 days through 90 days, as well as to assess the safety of Eversense. YSI in vitro analyzers are bed-side instruments used in hospitals and clinics to accurately measure blood glucose levels and are commonly used as comparators of glucose monitoring systems in clinical trials. MARD is a statistical calculation that measures the average absolute value of the differences, expressed as a percentage, between glucose measurements taken from interstitial fluid based on our CGM system and blood glucose measurements from YSI. The lower the MARD of a glucose monitoring system, the more accurate the system and, therefore, the more reliable the system's readings.

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

In the trial, we observed a MARD of 8.8% for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. We conducted a second study, the PRECISION study, to collect supplementary data early in sensor life with two additional in-clinic visits in the first 30 days after insertion. Study participants were able to see their real-time glucose readings during this study. The accuracy and safety observed in PRECISE II was confirmed in this study. In addition, the data from PRECISE II study was also analyzed using an updated glucose calculation algorithm which improved the MARD to 8.5%. Based on the data from both of these trials, we submitted a PMA application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the 90-day Eversense system and received Category III CPT codes for the insertion and removal of the Eversense sensor.

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

The clinical trial population consists of subjects at least 18 years of age who have had a clinically confirmed diagnosis of diabetes for at least one year. Subjects with a history of unexplained severe hypoglycemia, defined as hypoglycemia resulting in loss of consciousness or seizure, or diabetic ketoacidosis, in the six months prior to the trial were excluded from participation in the clinical trial. After screening, sensor(s) were inserted and accuracy measurements were taken at multiple visits during the first 30 days and then every 30 days to 180 days post-insertion or until sensor failure, if earlier than 180 days post-insertion. In the trial, we observed performance matching that of the 90-day Eversense system available in the United States, with MARD of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, 2020 a Premarket Approval Application Supplement, or PMA supplement to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. As described elsewhere, we received PMA approval from the FDA for the Eversense E3 CGM system in February 2022, Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants who all had sensors with the modified chemistry were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and continued development efforts provided us the confidence to start the pivotal study for the Eversense 365 day System.

ENHANCE Trial

In March 2022, we began enrollment for the U.S. 365-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to one year using the methods described above for the 90-day and 180-day systems. Over 165 subjects were inserted with Eversense systems in four centers across the United States. We completed enrollment of the 365-day sensor configuration in September 2022 and expect our last patient to complete their 365-day visit during the third quarter of 2023. Data gathered in this trial will also be used to submit for the integrated continuous glucose monitoring (“iCGM”) designation in 2023. We also submitted and received approval for an investigational device exemption (“IDE”) for an extension of the trial to allow for pediatric patients and we plan to begin enrollment of pediatrics in the second quarter of 2023.

Our Technology

Eversense consists of three primary components: a small sensor inserted subcutaneously under the skin by a healthcare provider; an external removable smart transmitter that receives, assesses and relays data from the sensor and provides vibratory alerts; and a mobile app that receives data from the transmitter and provides real-time glucose readings, alerts and other data on the person's mobile device. All of these components work together to provide sensor glucose values, trends and alerts to a user's mobile device within 20 milliseconds. We have designed this reliable, long-term and implantable CGM system to continually and accurately measure a person's glucose levels for up to six months. Eversense requires once daily fingerstick calibrations after day 21. In June 2019, we received FDA approval for the non-adjunctive indication for the 90-day Eversense system. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions and was launched in December 2019.

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

The sensor consists of an optical system, known as a micro-fluorometer, encased in a rigid, translucent polymer capsule, which is 3.3 mm in diameter and 15 mm in length. The capsule is coated with a glucose-indicating hydrogel that is bound to the surface of the capsule through polymerization. This hydrogel is energized, or excited, by a light-emitting diode (“LED”), contained in the optical system of the sensor, causing the hydrogel to fluoresce, or glow. Two photodiodes within the optical system of the sensor measure the degree of fluorescence of the hydrogel, which is proportional to the level of glucose present in the interstitial fluid. The sensor then communicates the amount of fluorescence via a near field communication (“NFC”) interface to the transmitter. NFC is a high frequency wireless communication technology that enables the exchange of data and energy between devices over a short range. The sensor does not have a power source and remains electrically dormant (powered off) between readings every five minutes, and it is remotely and discretely powered, as needed, by an inductive NFC link between the sensor and the transmitter. On power-up, the LED source is energized for approximately five milliseconds to excite the hydrogel.

Smart Transmitter

The removable smart transmitter is a rechargeable, external device that is worn over the sensor implantation site using a daily adhesive patch. The transmitter supplies wireless power to the sensor through an inductive NFC link, which activates a measurement sequence every five minutes. The transmitter then receives data from the sensor and calculates glucose concentrations and trends. Based on these calculations and on the user's individual settings for glucose levels, the transmitter determines if an alert condition exists, in which case the transmitter communicates the condition to the user through the mobile app and through on-body vibration. The information from the transmitter is also transmitted for display to the user's mobile device via Bluetooth Low-Energy (“BLE”). Our transmitter is functional for at least 24 hours following a full charge and can be fully charged in fifteen minutes.

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

We are focusing our future development efforts on enhancing current product offerings by reducing the once or twice daily calibrations towards a once per week calibration. Our next generation sensor under pivotal testing now is designed to extend the sensor duration even longer at up to 365 days. We expect the next generation sensor to support our goal of extending the market for long-term implantable CGM to include Type 2 patients not on intensive insulin therapy. We are also developing our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are also developing our “Freedom” product variation which would include an implantable battery and Bluetooth eliminating the on-body component. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as oxygen, and the company may consider opportunities for the development or out-licensing of such applications.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst intensively managed patients and their healthcare providers with our commercial partner Ascensia.

We are party to a commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our six-month Eversense CGM system worldwide for use in people with diabetes, with certain exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense system on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense system during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In anticipation of the launch, we and Ascensia have been designing the go-to-market strategy for the U.S. six-month product.

As a result of our strategic partnership, Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure. In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients. In 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist (“CES”) network. This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist.

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

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 250 million people in the United States may have coverage and access to the Eversense E3 product via commercial or government (i.e., Medicare) payors.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Patient access programs and patient appeals support have been key initiatives to expanding payor policy and acceptance through case-by-case review and eventual denial overturn and Ascensia has continued similar programs for this purpose. This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense.

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

We have received certification from BSI, our Notified Body to the International Standards Organization (“ISO”) for our quality system. This ISO 13485:2016 certification includes design control requirements. As a medical device manufacturer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign regulatory agencies and Notified Bodies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality.

Typically, our outside vendors produce the components to our specifications and in many instances to our designs. Our suppliers are audited periodically by our quality department to ensure conformity with the specifications, policies and procedures for our devices. We believe that, if necessary, alternative sources of supply would be available in a relatively short period of time and on commercially reasonable terms. Most of the raw materials we use in our manufacturing operations are available from more than one source. However, we obtain certain raw material components are obtained principally from one supplier. In the event one of these suppliers was unable to provide the materials or product, we generally seek to maintain sufficient inventory to supply the market until an alternative source of supply can be implemented. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.

Competition

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We compete with well-capitalized companies, some of which are publicly traded, that manufacture CGM systems including Dexcom, Medtronic and Abbott. Each of these companies has received FDA approval and CE Certificates of Conformity to market their respective CGM systems across the United States and EEA. Dexcom’s CGM system was the first CGM system to be approved by the FDA for marketing as a non-adjunctive device, and Abbott’s Freestyle Libre was also approved for non-adjunctive use. Both Dexcom (G6 and G7) and Abbott (Freestyle Libre) systems have factory calibration, and do not require user calibration.

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 and G7 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their

Freestyle Libre 2 product and we expect all other CGM companies besides Dexcom to pursue an iCGM indication including Medtronic.

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

Patents

As of December 31, 2022, we held a total of approximately 500 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 96 issued United States patents, 200 patents issued in countries outside the United States and 204 pending patent applications worldwide. Our patents expire between 2023 and 2042, subject to any patent term extensions or adjustments that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2032 to 2042, subject to any patent term extensions or adjustments that may be available for such patents.

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

Trademarks

We have two pending U.S. trademark applications and five pending foreign trademark applications, as well as 12 U.S. trademark registrations and 129 foreign trademark registrations.

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

Government Regulation

The Eversense system is a medical device subject to extensive and ongoing regulation by the FDA, CMS, the European Union, competent authorities of the EEA countries, Notified Bodies and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company's business operation, including research activities, product development, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA govern product design and development, preclinical and clinical testing, premarket clearance or approval, product manufacturing, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations and standards, such as ISO 13485, ISO 14971, FDA's Quality System

Regulation (“QSR”) contained in 21 CFR Part 820, Directive 90/385/EEC concerning active implantable medical devices and, Regulation 2017/745 on Medical Devices, as amended.

Regulation by the FDA

The FDA classifies medical devices into one of three classes according to the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. The Eversense System is a Class III device and subject to pre-market approval (“PMA”) application under section 515 of the FDCA in order to obtain a marketing approval. A PMA application must be supported by valid scientific evidence that typically includes extensive technical, preclinical, clinical, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information.

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

International Regulation

International sales of medical devices are subject to national, supra-national, and local government regulations, which may vary substantially from country to country. The time required to obtain approval or certification in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

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

The Medical Device Regulation provides a transitional provision. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, prior to 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity, except for EC verification CE Certificates of Conformity issued in accordance with Annex IV to the MDD and Annex 4 to the AIMD which shall become void at the latest on 27 May 2022. In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, from 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity and at the latest on 27 May 2024. Medical devices with such valid CE Certificates of Conformity issued under the MDD or the AIMD may continue to be placed on the market for the remaining validity of the CE Certificate of Conformity or until May 27, 2024 at the latest, provided that (1) the devices continue to comply with the requirements of the MDD or AIMD, (2) there are no significant changes in the design or intended purpose and (3) from 26 May 2021, compliance with the EU Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.

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

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

In the EEA, the General Data Protection Regulation (2016/679) (“EU GDPR”) and in the United Kingdom (“UK”), the United Kingdom’s GDPR (“UK GDPR”) (together the “GDPR”), applies to personal data about identified or identifiable data subjects processed by automated means and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EEA or UK. Under the EU GDPR companies may face temporary of definitive bans on data processing and other corrective actions, fines of up to €20 million or up to 4% of the annual global turnover, whichever is greater; or private litigation related to processing of personal data brought by classes of data subject or consumer protection organizations authorized at law to represent their interests. The GDPR includes more stringent operational requirements for data processors and data controllers and creates additional rights for data subjects.

Additionally, California enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for new causes of action for data breaches. As currently written, the CCPA could impact our business activities and is an example of the type of activity in an evolving regulatory environment related to personal data and protected health information that could continue to affect our operations.

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

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to ten years, criminal fines of up to $100,000 per violation, possible exclusion from federal healthcare programs such as Medicare and Medicaid and other penalties, including significant civil monetary penalties and integrity oversight and reporting obligations to resolve allegations of non-compliance. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions or safe harbors and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “PPACA”). Specifically, as noted above, under the federal Anti-Kickback Statute, the government must prove the defendant acted "knowingly" to prove a violation occurred. The PPACA added a provision to clarify that with respect to violations of the federal Anti-Kickback Statute, "a person need not have actual knowledge" of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Healthcare and Regulatory Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example. in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which amount other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, regulatory requirements governing medical devices may evolve. On January 6, 2023, the European Commission adopted a proposal to amend the transitional provisions of the Medical Device Regulation. The proposal is intended to prevent medical device shortages on the EEA market. The proposed amendments introduce an extension to the transitional periods established in the Medical Device Regulation to provide medical device manufacturers with more time to bring their devices into conformity with the requirements of the Medical Device Regulation. The length of the proposed extension is contingent on the risk classification of devices. As a result, the current timeframes established in the transitional provisions of the Medical Device Regulation may be subject to upcoming amendments.

It is uncertain whether and how future legislation could affect prospects for our product candidates or what actions federal, state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods.

On 26 May 2021, the Medical Device Regulation entered into application in the EU. However, the Medical Device Regulation is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the MDD. As a result, there will be some regulatory divergence in the UK from the EU. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed ("UKCA") mark to replace the CE Mark for placing medical devices on the market in Great Britain. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). CE Marks will continue to be recognized in Great Britain for medical devices until June 30, 2024, however all medical devices must be registered with the MHRA, in order to be placed on the Great Britain market. The EU legal framework, including the Medical Device Regulation, remains applicable in Northern Ireland (any products placed on the market in the NI must be compliant with EU law). From July 1, 2024, transitional arrangements will apply for CE and UKCA marked devices placed on the Great Britain market. The UK Medicines and Healthcare products Regulatory Agency also plans on introducing new legislation governing medical devices with an aim to bring the new regulations into force by July 2024.

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

Environmental Health and Safety Regulations

We are also subject to various environmental health and safety rules and regulations both within the U.S. and internationally relating to pollution or protection of human health and the environment. Our research and development, manufacturing, and clinical processes involve handling potentially harmful or hazardous materials regulated under environmental laws. We may be held liable for damages, penalties and other remedial actions and legal costs if we fail to comply with these laws. These expenses or this liability could have a significant negative impact on our financial condition and reputation.

Employees and Human Capital Resources

We believe that our future success depends upon our continued ability to attract and retain highly skilled and qualified employees who share in our mission to transform lives in the global diabetes community with differentiated, long-term implantable glucose monitoring technology. As of December 31, 2022, we had 121 full-time employees, of whom over half hold Ph.D., M.D., master’s degree, or other post graduate degrees, and all of whom are in the United States. Most employees are in Operations and Research and Development positions aligned with our corporate focus of designing, developing and manufacturing glucose monitoring products. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture

Employee engagement is always important to us, and improving our employee engagement with a remote, in-person and hybrid workforce was a strategic imperative for us in 2022. Throughout the year, we committed to employ initiatives and communications to build close connections between our employees and the company mission, vision, and values. Our values define the behaviors of our current employees, and the new hires that we welcomed to our organization during 2022. Customer Inspired emphasizes how we put the customer first while we use our talents, passion, empathy, and hard work to build technology solutions for the unmet needs of our customers. Game-Changing Innovation affects everything we do from how we think, design, and manufacture advanced technology that makes a difference. Learn Fast highlights our respect for the process of discovery and supports intelligent risk-taking knowing that all outcomes are learning opportunities to iterate and improve. Thrive Together reflects the deep respect and trust in the diversity of our backgrounds, knowledge, skills, ideas and capabilities and our belief in each other and our partners to drive success. Get It Done represents working with a sense of urgency to go above and beyond to get the job done right through quality, compliance, and timeliness. We invested in a new human resource software which collects weekly employee feedback on work experience, culture, communications, interaction with their managers and other topics enabling us to react and address real time feedback. This software also provides opportunities for peer-to-peer recognition and valuable insights for managers to better lead their teams. We continue to conduct company calls twice a month to update all employees on progress towards our company objectives, initiatives, what is happening in various departments and to celebrate employee achievements and company milestones. We launched quarterly Employee Engagement Events to recognize the value of our employees and their contributions.

Employee Health & Wellbeing

We are committed to the health and safety of our employees and have safety training programs that ensure our workforce knows how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have minimal accident and injury rates. In 2022, we launched a new platform to improve harassment training efforts and obtained 100% compliance. We invested in a new wellness program “A Healthier You”, which focused on three pillars: financial, physical, and workplace wellness. Each pillar is supported by specific tools and resources to educate and reinforce the importance of wellness. This program included a stipend to further support healthy behaviors and to demonstrate our commitment to employee well-being.

Organizational Development

We are committed to attracting, developing, and retaining employees by promoting an environment to continuously develop and learn. As part of our performance management process, all levels of employees are formally required to meet with their managers at least quarterly to receive feedback on their established objectives, identify opportunities for skill development, discuss opportunities to support their career goals, and reflect on how their behaviors demonstrate our corporate values. We continued to meet with the executive team spending significant time for strategic, operational, and organizational planning. Many of these meetings were focused on organizational development including reviewing new demographic data to better understand our employee profiles and address their specific needs. We re-launched our leadership pathways, with an emphasis on the technical leadership path aligning with our corporate focus of designing, developing, and manufacturing glucose monitoring products. The executive team partnered with our consultants to complete 360-degree feedback and developed a plan to address the identified strengths and opportunities. We encourage professional certification and continuing education by reimbursement for professional certification classes, testing, maintenance, and tuition reimbursement of up to $5,250 annually. We continue to deliver training and engage in development conversations with our managers and directors.

Diversity, Equity, and Inclusion

As stated in our company values, our success thrives on the diversity of backgrounds, knowledge, skills, ideas, and capabilities within our workforce. We deeply respect each other and trust the diversity we have. We aspire to create a diverse and inclusive culture that reflects the diversity of the customers we serve and fosters an environment where all employees feel welcomed, respected, and valued. In 2022, we began a focused diversity, equity, and inclusion, or DEI journey by reviewing demographic data for a baseline and our Sr. Leaders participated in a customized DEI development program. At the end of 2022, our employee base was comprised of 40% female and 60% male.

Total Rewards

We provide competitive compensation and benefits to attract and retain the best people. We engage nationally recognized compensation and benefits consulting firms to evaluate our total rewards programs and to provide benchmarking against our peers within the industry. We provide our employees with market competitive pay and bonuses. In 2021, we implemented a year-end market adjustment review process to ensure we maintain our competitive pay and pay equity between active employees and new hires and to align to the highly competitive labor market. As a result of this review process, we made market adjustments to many of our employees during the beginning of 2022 and mid-year with efforts to stay on track with the everchanging labor market. Annual increases and incentive compensation are based on merit and documented through our performance management process as part of our annual review procedures. All employees are issued stock options and/or restricted stock units under our broad-based stock incentive programs. We offer an employee stock purchase program to all employees. Finally, we offer comprehensive benefits to all eligible employees, including health insurance, paid time off, a retirement plan with company match, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, and critical illness.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	We expect that a substantial majority of our future revenue will result from our Commercialization Agreement with Ascensia. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.

●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA and other foreign regulatory clearance, certification, or approval processes are expensive, time-consuming and uncertain, and the failure to maintain required regulatory clearances, certifications and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	The COVID-19 pandemic has, and may continue to materially affect our operations, including at our headquarters in Maryland and at our clinical trial sites, as well as the business and operations of our manufacturers, distributors or other third parties with whom we conduct business. We are unable to predict the extent to which the pandemic and related restrictions will continue to impact our business, operations, financial performance and the achievement of our strategic objectives.
●	The ongoing military action by Russia in Ukraine could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition. There is uncertainty regarding the ultimate impact the conflict, including any escalation or further expansion of the conflict’s current scope, will have on our customers, the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.
●	Surging natural gas and electricity costs in Europe poses a threat to our contract manufacturers ability to maintain operations in Europe which can adversely affect or business supply chain. If the energy crisis or other supply chain challenges impact our ability to obtain raw materials on a timely basis or without significant increases in costs, our financial results and business operations may be adversely affected.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researcher and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.
●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory agencies, among others. Failure to comply with applicable laws and regulations should harm our business and we may incur significant expenditures related to compliance efforts.
●	Holders of convertible notes may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses from operations and expect to incur additional losses in the near future. Our positive income in the current year is substantially the result of fair value gains due to embedded derivatives in our convertible notes. We incurred total net income (loss) of $142.1 million, ($302.5) million, and ($175.2) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $808.9 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense 90-day and Eversense E3 in the United States and Eversense 90-day, Eversense XL and Eversense E3 in EEA markets, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, gain regulatory approval or certification in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable in past years and positive net income in the current year is largely driven by changes in fair value of derivatives. Excluding changes to the fair value of our derivative and option agreements, we do not expect to be profitable for at least the next several years. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

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

Our Commercialization Agreement with Ascensia and the terms of our debt may discourage a change of control of our company.

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

Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	obtain regulatory clearance, certification or approval to commercialize our products;
●	perform clinical trials with respect to current Eversense or future versions of Eversense;
●	implement and execute our business strategy;
●	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
●	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
●	manage expanding operations;
●	manage and secure effective sales of our product through our new collaboration with Ascensia, including its establishment of required commercial infrastructure in the U.S. and elsewhere, and its adapting to a new product category in which it has limited experience;
●	expand the capabilities and capacities of our third-party manufacturers, including increasing production of current products efficiently and having our vendors adapt their manufacturing facilities to the production of new products;
●	respond effectively to competitive pressures and developments;
●	enhance Eversense and develop future versions of Eversense; and
●	attract, retain and motivate qualified personnel in various areas of our business.

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

Our revenue is dependent on the success of Ascensia in commercializing our product and its future versions. Our product is a new product for Ascensia globally and they must continue to establish certain functions of their U.S. commercial organization to successfully market and sell our CGM system. Ascensia’s continued organizational development of its sales and marketing capabilities will be critical to successful commercialization of our Eversense systems. If Ascensia is unable to maintain effective sales, marketing and other functions that are required to support the product, it will have a materially negative impact on our net revenues from Eversense.

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

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the Notified Bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the Quality System Regulation (“QSR”), of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose "stop-sale" and "stop-import" orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product's design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

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

In order to capture and grow market share in the intensively managed diabetes market, we will need to enhance and broaden our product offerings in response to the evolving demands of people with diabetes and healthcare providers, as well as competitive pressures and technologies. These development needs include additional features, extended product life and other attributes we believe may be desired by patients. We may not be successful in developing, obtaining regulatory approval or certification for, or marketing future versions of Eversense. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with diabetes, their caregivers, healthcare providers or third-party payors who reimburse people with diabetes for Eversense and healthcare providers for their services. The success of Eversense or future versions of Eversense will depend on numerous factors, including our ability, and the ability of our commercial partners, to:

●	identify the product features that people with diabetes, their caregivers and healthcare providers are seeking in a CGM system and successfully incorporate those features into our products;
●	develop and introduce future generations of Eversense in a timely manner;
●	offer products at a price that is competitive with other products then available;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the accuracy and safety of Eversense or future versions of Eversense;
●	obtain coverage and adequate reimbursement for Eversense or future versions of Eversense and the related insertion and removal procedures; and
●	obtain the necessary regulatory approvals or certifications for Eversense and future versions of Eversense. However, if regulatory authorities or Notified Bodies were to disagree, this would adversely impact our ability to commercialize that product enhancement.

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

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We compete with well-capitalized companies, some of which are publicly traded, that manufacture CGM systems including Dexcom, Medtronic and Abbott. Each of these companies has received approval from the FDA to market their respective CGM system. Dexcom’s CGM system was the first CGM system to be approved by the FDA for marketing as a non-adjunctive device, and Abbott’s Freestyle Libre was also approved for non-adjunctive use. Both Dexcom (G6 and G7) and Abbott (Freestyle Libre) systems have factory calibration, and do not require user calibration.

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 and G7 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their Freestyle Libre 2 product and we expect all other CGM companies to pursue an iCGM indication including Medtronic.

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

These risks are likely to be exacerbated by our limited experience with Eversense and its manufacturing process. As demand for our products increases, our third-party suppliers will need to invest additional resources to purchase components, hire and train employees, and enhance their manufacturing processes. If our manufacturers fail to increase production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. Further, we may be required to fund capital investments at our third-party suppliers to support increased production capacity. In addition, although we expect some of our future versions of Eversense to share product features and components with our current Eversense E3 product, manufacturing future versions of Eversense may require the modification of production lines, the identification of new manufacturers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these future versions of Eversense commercially viable.

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

For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The COVID-19 pandemic has had and could continue to have negative impacts, such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) manufacturing supply disruption due to “stay at home orders” travel restrictions or other government actions; (d) disruptions in raw material supply, our manufacturing operations, or in our distribution and supply chain; and (e) our ability to conduct planned clinical trials and commercialization activities. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We will continue to monitor the COVID-19 situation closely.

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

We incur some of our expenses and derive revenues from the Eversense system in currencies other than the U.S dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Therefore, for example, an increase in the value of the U.S. dollar against the euro or the British pound could have a negative impact on our revenue and earnings growth as euro and British pound revenue and earnings, if any, are translated into U.S. dollars at a reduced value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

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

Any modifications to the Eversense that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new PMA, or PMA supplement or similar modifications in other jurisdictions. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement, or appropriate modifications in other jurisdictions, and may only require notice to FDA in a PMA Annual Report, or similar notifications in other jurisdictions. In the U.S., the FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any such decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Similar regulatory considerations apply outside the U.S. If new regulatory approvals or certifications are required, this could delay or preclude our ability to market the modified system.

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

While we have completed pivotal trials in Europe and the United States, we are and may need to conduct future clinical trials in order to develop new versions of our system or to comply with requirements for post-approval studies. For example, we currently have a pivotal trial underway to support a future PMA supplement for a 365-day sensor. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of our earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval or certification.

If we are unable to successfully complete clinical trials of Eversense or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval or certification for such modifications;
●	be delayed in obtaining marketing approval or certification for such modifications;
●	be subject to additional post-marketing testing requirements; or
●	have Eversense removed from the market after obtaining marketing approval.

Our development costs will also increase if we experience delays in testing, marketing approvals, or certification. Significant clinical trial delays also could allow our competitors to bring innovative products to market before we do and impair our ability to successfully commercialize our products.

Risks Related to Employee Matters and Managing our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, Rick Sullivan, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, and Ken Horton, our General Counsel and Corporate Development Advisor, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain "key person" insurance for any of our executives or employees.

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

As of December 31, 2022, we had 128 employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2022, we held a total of approximately 500 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 96 issued United States patents, 200 patents issued in countries outside the United States, and 204 pending patent applications worldwide. Our patents expire between 2023 and 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2032 to 2042, subject to any patent term extensions or adjustments that may be available for such patents. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have two pending U.S. trademark application and 5 pending foreign trademark applications, as well as 12 U.S. trademark registrations and 129 foreign trademark registrations.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the United States Patent and Trademark Office (“USPTO”) the European Patent Office (“EPO”), and other foreign patent agencies over the lifetime of our owned patents and applications. The USPTO, the EPO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our proprietary technologies, our competitors might be able to enter the market earlier with similar products or technology, which would have an adverse effect on our business.

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

We and our third-party suppliers are required to comply with the FDA's QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us. We are subject to equivalent limitations and penalties in foreign countries. Any of the foregoing actions could impair our reputation, business, financial condition and operating results.

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

Our current and future global operations will expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). In addition, the U.K. Bribery Act of 2010 (“Bribery Act”) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

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
●	HIPAA, and its implementing regulations, which created federal criminal and civil statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors, regarding the privacy, security and transmission of such individually identifiable health information;
●	federal "sunshine" requirements imposed by the PPACA, on device manufacturers regarding the annual reporting to CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners, and teaching hospitals, and ownership and investment interests held by physicians. Failure to timely submit required information may result in significant civil monetary penalties;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA;
●	the California Consumer Privacy Act (“CCPA”) that creates new individual privacy rights for consumers (which is broadly defined) and places increased privacy and security obligations on entities handling certain personal data;
●	equivalent foreign legislation and requirements including in relation to interactions between medical devices companies and healthcare professionals, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment; and
●	foreign data privacy regulations, such as the GDPR, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

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

The collection and use of personal health data in the EEA and UK is governed by the GDPR. The GDPR applies to the processing of personal data by any company established in the EEA or UK and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA or UK. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States. In the ordinary course of business, we may transfer personal data from the EEA and UK or other jurisdictions to the United States or other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK or other jurisdictions to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Because of the remote work policies, we implemented due to the COVID-19 pandemic, sensitive information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our sensitive information. We may also need to collect more extensive health-related information from our employees to manage our workforce. We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

If we or our parties on which we rely fail to comply or are alleged to have failed to comply with applicable data privacy and security regulations, or if we were to experience a security incident involving personal data, we could face significant consequences, including but not limited to; government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

In February 2021, in compliance with the security incident notification obligations laid out in the GDPR, we notified the Italian Data Protection Authority (“Garante”), of an unintended disclosure of certain user e-mail addresses to other users in Italy. Subsequent to this notification, we were able to settle the matter with the Garante. It is possible that the Garante may, in the future, follow up regarding our corrective measures and overall GDPR compliance. Further investigations of the Garante could cause an adverse reaction by users of our product, negative publicity, financial penalties or negative regulatory implications under the GDPR, any of which could have a material adverse effect on our business.

Moreover, governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the above risks and considerations may apply equally to our processing of both personal and non-personal information.

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

For example, to enforce compliance with the federal laws, the U.S. Department of Justice has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management's attention from our core business. Additionally, if we settle an investigation with law enforcement or other regulatory agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

The advertising and promotion of our products in the EEA is subject to EEA countries' national laws implementing the AIMD and applying the Medical Device Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries governing the advertising and promotion of medical devices. EEA countries' legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals, which could negatively impact our business, operating results and financial condition.

Off-label use of our product by patients could lead to product liability claims and regulatory action.

Eversense is currently labeled as non-adjunctive; however once a day fingerstick calibrations are still required. We have no control over whether patients adhere to labeling instructions and confirm blood glucose levels to ensure calibration with Eversense. If a patient fails to do so and has an adverse reaction to self-medication, the patient might make a claim against us. While we do not believe that, as a general matter, such a claim would have merit, the possibility of an adverse result to the manufacturer cannot be dismissed, and in any event, we could incur significant defense costs. Also, if there should be widespread off-label use of our system by patients, and resulting adverse medical events, the FDA, competent authorities of the EEA countries or other foreign regulatory bodies might require us, to implement additional measures to reduce off-label use, which could be costly or reduce adoption of Eversense.

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

On a global level, the regulatory environment is increasingly stringent and unpredictable. Many countries have introduced or expanded their existing regulation of medical devices or are planning to expand their existing regulation in the future. Regulatory requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or certifications or obtain future approvals or certifications for our products. For example, in the EU, on May 26, 2021, the EU Medical Device Regulation entered into application repealing and replacing both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (EEA). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which was sold in select markets in Europe and the Middle East. The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation.

In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On 26 May 2021, the MDR entered into application in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK Medicines and Healthcare products Regulatory Agency plans on introducing new legislation governing medical devices with an aim to bring the new regulations into force by July 2024. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Regulations of the FDA and other regulatory agencies, including third country authorities and Notified Bodies, in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are subject to unannounced device inspections by Notified Bodies, as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities. In addition, the competent authorities of individual EEA countries have powers to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking, suspending or varying any CE Certificate of Conformity that they have issued for a device or the manufacturer’s quality system.

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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance and delaying the implementation of certain PPACA-mandated fees. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2021 through March 10, 2023, the trading price of our common stock has been as low as $0.85 per share and as high as $5.27 per share. This extreme stock price volatility has been accompanied by extremely high trading volume in our common stock in comparison to historical experience. During this period, the average daily trading volume of our common stock has been approximately 15 million shares and on January 19, 2021, our trading volume exceeded 409 million shares, whereas the average daily trading volume from January 1, 2022 to December 31, 2022 was 6.5 million shares.

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

Our certificate of incorporation authorizes us to issue up to 900,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including securities convertible into common stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. This includes the issuance, from time to time, of non-statutory stock options exercisable for shares of our common stock and/or restricted stock units that may be settled in shares of our common stock pursuant to the Senseonics Holdings, Inc. 2023 Commercial Equity Plan. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Holders of our Series B convertible preferred stock and our convertible notes may convert their note into common stock and, upon conversion, will dilute your percentage of ownership. Our note holders have the ability exert substantial influence over us in a manner adverse to your interests.

The Series B convertible preferred stock, PHC Notes, and 2025 Notes are convertible into our common stock at the option of the holder. Accordingly, any conversion of convertible preferred stock would dilute the ownership of our holders of common stock. The potential dilutive effect of the conversion of shares of convertible preferred stock or convertible notes may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Subject to maintaining specified ownership thresholds, the holders of the PHC Notes have a right to designate two individuals to serve on our board of directors.

As a result, the holders of the PHC Notes are able to influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. The holders of the PHC notes may have interests different the interests of the holders of our common stock.

Our GAAP operating results could fluctuate substantially due to changes in fair value of the derivatives related to the embedded conversion option, interest make-whole provision and make-whole fundamental change provision features of the notes.

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

ASC 815 requires companies to bifurcate certain embedded derivatives from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We utilize a third-party valuation expert and the binomial option pricing method to determine the fair value of the derivative instruments at each reporting date using inputs based on recent trading prices (Level 2) and other observable inputs, including our common stock price, implied volatility, and interest rates, or unobservable inputs (Level 3) where there is an absence of recent trading prices.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

(1)	any derivative action or proceeding brought on our behalf;
(2)	any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

(3)	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
(4)	any action asserting a claim governed by the internal affairs doctrine. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2022. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

We are subject to taxation for US Federal and numerous U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such jurisdictions. Nevertheless, our effective income tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We may be unable to utilize our federal net operating loss carryforwards to reduce our income taxes.

At December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $621.5 million and had research and experimental credit carryforwards of $13.1 million. NOL carryforwards in the amount of $197.5 million will expire in varying amounts between 2023 and 2037 and tax credits of $13.1 million will expire in varying amounts between 2023 and 2043. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Federal NOL carryforwards generated in taxable years beginning in 2018 will similarly carry forward indefinitely but will not be subject to such 80% of annual taxable income limitation. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382/383 ownership changes in the past and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382/383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of

2017 (“TCJA”) as amended by the Coronavirus Aid, Relief, and Economic Security Act significantly reformed the Code by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively and putting into effect significant changes to U.S. taxation of international business activities. The IRA, TCJA, or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

Our bank deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits could be impacted if the underlying financial institutions fail.

Our cash and cash equivalents are held in accounts at US Bank Corp, Truist Bank, and Silicon Valley Bridge Bank (formerly Silicon Valley Bank) and consist of cash in our operating accounts and cash invested in money market funds. At any point in time, the funds in our operating accounts may exceed the FDIC insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. To date, we have not experienced significant losses or lack of access to cash in our operating accounts or our invested cash or cash equivalents; however, we can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of research and office space for our corporate headquarters in Germantown, Maryland pursuant to a lease that expires in 2028. Additionally, on July 31, 2019, we entered into a new, non-cancellable operating sub-lease agreement for approximately 30,500 square feet of office space which commenced on September 2, 2019, expiring in 2023. This facility was decommissioned in 2021 and we will continue making lease payments until the lease expiration. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. In February 2021, we received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. Outside counsel, on behalf of the Company, has filed a motion to dismiss the action for failure to state a claim. On March 31, 2022, the court granted the motion to dismiss the action without prejudice which allows the plaintiff 60 days to refile the complaint. On May 27, 2022, the plaintiff filed an amended complaint and on July 11, 2022, the Company filed a motion to dismiss the action for failure to state a claim. That motion was referred to a magistrate judge. On March 3, 2023, the magistrate judge agreed with Senseonics and recommended that the amended complaint be dismissed. That recommendation to dismiss is now pending before the district court. The parties have until March 31, 2023, to respond to any objections to the magistrate judge's report and recommendation.

In February 2021, in compliance with the security incident notification obligations laid out in the GDPR, the Company notified the Italian Data Protection Authority (“Garante”), of an unintended disclosure of certain user e-mail addresses to other users in Italy. Subsequent to this notification, the Company was able to settle the matter with the Garante. It is possible under the applicable process that the Garante may, in the future, follow up further regarding the Company’s corrective measures and overall GDPR compliance.

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

Stockholders

As of March 10, 2023, we had 479,780,414 shares of common stock outstanding held by 173 holders of record.

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

Recent Sales of Unregistered Securities

As previously announced, on November 9, 2020, we entered into an Equity Line Agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of our newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at our request from time to time during the 24-month term of the Equity Line Agreement.

Pursuant to the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that we have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), we had the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that we were not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of our common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to us of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase

Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. Each share of Series B Preferred Stock is initially convertible into a number of shares of our common stock equal to $1,000 divided by the conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split.

The issuance of the Series B Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) of the Securities Act as a transaction with a single accredited investor not involving a public offering.

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

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”) including, 90-day Eversense, Eversense XL and Eversense E3 continuous glucose monitoring (“CGM”) systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and Eversense XL, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (EEA). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which was sold in select markets in Europe and the Middle East. In June 2018, the U.S. Food and Drug Administration, or FDA, approved the 90-day Eversense CGM system and it is currently available throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE mark to the Eversense E3 CGM system and Ascensia began commercializing Eversense E3 in Europe in the third quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached more than 250 million covered lives in the U.S. through positive insurance payor coverage decisions. In August 2022, we received positive payor coverage decision from Elevance Health, formerly Anthem, who has more than 45 million covered lives. On August 3, 2020, CMS released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Scheduled that update global payments for the device cost and procedure fees. In July 2022, CMS provided temporary G-codes to enable immediate access to Eversense E3 for all eligible Medicare beneficiaries. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. In 2022, we have been working with payors to transition their policies to Eversense E3 and have confirmed immediate coverage policy transition from select payors.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers. In both the United States and our overseas markets, we have entered into a strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including 90-day Eversense, Eversense XL, Eversense E3 and future generation products.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a MARD of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a PMA application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the 90-day Eversense system. In July 2018, we began distributing the 90-day Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to 6 months in the United States. In September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the 90-day Eversense system available in the United States, with a MARD of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a PMA supplement application to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA.

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

In April 2020, we announced that we received an extension to our CE Certificate of Conformity in the EEA such that the Eversense XL is no longer contraindicated for MRI, which means the sensor does not need to be removed from under the skin during MRI scanning. We had previously obtained this indication for Eversense in the United States in 2019. This MRI approval is a first for the CGM category, as all other sensors are required to be removed during an MRI scan.

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense E3 CGM system worldwide for people with diabetes, with the following initial exceptions: (1) until January 31, 2021, the territory did not include territories covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (2) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (3) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

In February 2022, we received approval from the FDA for the Eversense E3 CGM System. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an iCGM submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study. In November 2022, we submitted an IDE for the enrollment of a pediatric cohort in the ENHANCE study and, pending approval, plan to begin enrolling pediatric patients in the first half of 2023.

European Commercialization of Eversense

In September 2017, we affixed the CE mark to the Eversense XL, which is indicated for a sensor life of up to six months. Eversense XL began commercialization in the EEA in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals or certification.

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

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We did not make any material changes to these assumptions for the year ended December 31, 2022. We do not expect any material changes in the near term to the underlying assumptions during the year ended December 31, 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	December 31,		Period-to-
	2022	2021	Period Change

	(in thousands)		(in thousands)
Revenue, net	$656	$1,394	$(738)
Revenue, net - related parties	15,733	12,281	3,452
Total revenue	16,389	13,675	2,714
Cost of sales	13,663	14,486	(823)
Gross profit	2,726	(811)	3,537

Expenses:
Research and development expenses	39,719	27,217	12,502
Selling, general and administrative expenses	31,634	29,154	2,480
Operating loss	(68,627)	(57,182)	(11,445)
Other (expense) income, net:
Interest income	1,824	243	1,581
Gain (Loss) on fair value adjustment of option	43,745	(53,152)	96,897
Gain (Loss) on extinguishment of debt and option	(101)	330	(431)
Interest expense	(18,703)	(16,720)	(1,983)
Gain (Loss) on change in fair value of derivatives	184,221	(174,173)	358,394
Impairment cost	(138)	(1,647)	1,509
Other expense	(102)	(173)	71
Total other (expense) income, net	210,746	(245,292)	456,038
Net Income (loss)	$142,119	$(302,474)	$444,593

Components of Results of Operations

Total revenue

Our total net revenue increased to $16.4 million for the year ended December 31, 2022, compared to $13.7 million for the year ended December 31, 2021, an increase of $2.7 million. This increase was primarily due to the launch of Eversense E3 in the United States beginning in the second quarter of 2022 and the launch of Eversense E3 outside the United States during the fourth quarter of 2022, partially offset by slightly lower sales outside of the United States for the twelve-month period.

Cost of sales and gross profit

Our cost of sales decreased to $13.7 million for the year ended December 31, 2022, compared to $14.5 million for the year ended December 31, 2021. Our gross profit increased to $2.7 million for the year ended December 31, 2022, compared to ($0.8 million) for the year ended December 31, 2021. Gross profit as a percentage of revenue, or gross margin, was 16.6% and (5.9%) for the years ended December 31, 2022 and 2021, respectively. The increase in gross margin was primarily driven by the transition from the Eversense 90-day product to the 180-day Eversense E3 product, sales channel mix, lower inventory write-offs, reduced warranty and replacement costs, and manufacturing efficiencies.

Research and development expenses

Research and development expenses were $39.7 million for the year ended December 31, 2022, compared to $27.2 million for the year ended December 31, 2021, an increase of $12.5 million. The increase was due to investments for next generation technologies including a $7.1 million increase in clinical studies activities, an increase of $3.3 million in personnel related costs due to the expansion of our research and development workforce, an increase of $1.6 million for consulting and other research and development support services and an increase of $0.5 million in other administrative R&D expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $31.6 million for the year ended December 31, 2022, compared to $29.1 million for the year ended December 31, 2021, an increase of $2.5 million. The increase was primarily the result of a $3.4 million increase in personnel costs, a $1.4 million increase in other general and administrative costs to include recruiting and associated employee overhead, local tax expenses, and legal expenses partially offset by a $2.3 million decrease in sales and marketing costs.

Total other income (expense), net

Total other income (expense), net, was $210.7 million for the year ended December 31, 2022, compared to ($245.3) million for the year ended December 31, 2021, a change of $456.0 million. The change was primarily due to a $358.4 million gain in fair value of derivatives, a $96.9 million gain in the fair value of options primarily driven by the decrease on our stock price, a $1.5 million gain on impairment cost, and a $1.6 million increase in interest income, offset by $2.0 million decrease in interest expense and $0.4 million loss on extinguishment of option.

Comparison of the Years Ended December 31, 2021 and 2020

For the discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. Our positive income in the current year is substantially the result of fair value gains due to embedded derivatives in our convertible notes. We incurred total net income (loss) of $142.1 million, ($302.5) million, and ($175.2) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $808.9 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $156.3 million.

On March 13, 2023, we issued and sold to PHC in a private placement a warrant (the “Purchase Warrant”) to purchase an aggregate of 15,425,750 shares of common stock (the “Purchase Warrant Shares”). The purchase price of the Purchase Warrant was approximately $0.97 per Purchase Warrant Share. The Purchase Warrant is a “pre-funded”

warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. We received aggregate gross proceeds of $15.0 million in the transaction, before deducting private placement expenses payable by us.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. As of the date of this Annual Report on Form 10-K, we have received $34.4 million in net proceeds from the sale of 15,160,899 shares of our common stock under the 2021 Sales Agreement.

In November 2019, we entered into an Open Market Sale Agreement (“2019 Sales Agreement”) with Jefferies, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. In June 2021, we received $48.4 million in net proceeds from the sale of 12,830,333 shares of our common stock utilizing the full capacity under the 2019 Sales Agreement.

On January 21, 2021, we entered into an underwriting agreement, which was subsequently amended and restated on the same day (“the Underwriting Agreement) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission, the Offering. The price to the public in the Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. Total net proceeds from the 2021 Public Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 17, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers (“the Purchasers”), pursuant to which we sold to the Purchasers, in a registered direct offering, (“the Registered Direct Offering”), an aggregate of 40,000,000 shares, (“the Shares”), of common stock, $0.001 par value per share. The Shares were sold at a purchase price of $1.25 per share for aggregate gross proceeds to the us of $50 million, before deducting fees to the placement agent and other estimated offering expenses payables. The Shares were offered and sold by us pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on November 27, 2019. The net proceeds to us from the Registered Direct Offering, after deducting fees and expenses and the estimated offering expenses payable by us, are approximately $46.1 million.

On November 9, 2020, we entered into the Equity Line Agreement with Energy Capital, pursuant to which Energy Capital committed to purchase up to an aggregate of $12.0 million of shares of our newly designated Series B convertible Preferred Stock (“Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement.

In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion to purchase up to $12.0 million of Series B Preferred Stock under the Equity Line Agreement at a purchase price of $1,000 per share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

Concurrently with entry into the Equity Line Agreement, we issued a warrant to Energy Capital, exercisable beginning May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share, (the “Warrant”). The Warrant was exercised in full in February 2022.

On August 9, 2020, we entered into a financing agreement with Ascensia’s parent company, PHC Holdings Corporation (“PHC”), pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also have the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense E3 product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant a loan agreement with Highbridge Capital Management, LLC (“Highbridge”) (the “Highbridge Loan Agreement”), in the amount of approximately $17.6 million. As described in Note 21, on March 13, 2023, we entered into an agreement with PHC, whereby PHC has agreed to exchange the PHC Notes for a warrant (the “Exchange Warrant”) to purchase up to 68,525,311 shares of common stock. The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per share. This exchange is expected to close on April 1, 2023, subject to the satisfaction of customary closing conditions for a transaction of this type.

Additionally, on August 9, 2020, we entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (collectively “Masters”), pursuant to which we issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021.

Warrants

On June 30, 2016, the Company entered into a loan agreement with Oxford Finance and Silicon Valley Bank (collectively, the “Lenders”) and issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively (“Oxford/SVB Warrants”). The Oxford/SVB warrants expire on June 30, 2026, November 22, 2026 and March 29, 2027, respectively.

On July 16, 2019, the Company entered into a loan agreement with Solar Capital, Ltd. (“Solar”) and issued Solar warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share (“Solar Warrants”). The Solar Warrants are exercisable until July 25, 2029. As of December 31, 2021, the Solar Warrants have been exercised in full, on a net basis.

On April 24, 2020, the Company entered into a loan agreement with Highbridge and issued the lender warrants to purchase an aggregate of 4,500,000 shares of the Company’s common stock with an exercise price of $0.66 per share (“Highbridge Warrants”). The Highbridge Warrants are exercisable until April 24, 2023. During the year ended December 31, 2021, the warrant holders exercised 1,750,000 warrants. There were no warrants exercised for the year ended December 31, 2022.

On November 9, 2020, the Company entered into the Equity Line Agreement and issued Energy Capital warrants to purchase up to 10,000,000 shares of Company’s common stock with an exercise price of $0.3951 per share (“Energy Capital Warrants”). The Energy Capital Warrants vested on May 9, 2021. As of December 31, 2022, the Energy Capital have been exercised in full, on a net basis.

As described above, on March 13, 2023, we issued the Purchase Warrant to PHC, which is exercisable for up to 15,425,750 shares of common stock. Additionally, on March 13, 2023, we entered into another agreement with PHC, whereby PHC agreed to exchange the PHC Notes for the Exchange Warrant, which will be exercisable for up to 68,525,311 shares of common stock, with such exchange closing on April 1, 2023, subject to the satisfaction of customary closing conditions for a transaction of this type. The Purchase Warrant is, and the Exchange Warrant will be, a “pre-funded” warrant with a nominal exercise price of $0.001 per share and no expiration date.

Indebtedness

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

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2022:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2023 Notes	January 1, 2018	5.25%	$15.7	February 1, 2023	294.1176	$3.40
2025 Notes	July 1, 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32
PHC Notes	August 14, 2020	8.00%	$35.0	October 31, 2024	1901.7956	$0.53

See Note 13 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2023 Notes, PHC Notes and 2025 Notes, as well as Note 21 in the accompanying notes to our consolidated financial statements for a discussion of our agreement with PHC, whereby PHC has agreed to exchange the PHC Notes for the Exchange Warrant.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, certifications and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product in the United States, will require significant uses of working capital through 2023 and beyond.

Management has concluded that based on our current operating plans, existing cash and cash equivalents and cash flows from our future operations will be sufficient to meet our anticipated operating needs through 2024. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(66,312)	$(56,078)
Net cash provided by (used in) investing activities	26,882	(148,749)
Net cash provided by financing activities	41,762	220,083
Net increase in cash and cash equivalents	$2,332	$15,256

Net cash used in operating activities

Net cash used in operating activities was $66.3 million for the year ended December 31, 2022, and consisted of a $184.2 million gain in the fair value of derivatives on convertible notes, a $43.7 million gain on fair value adjustment of options, a $2.5 million net change in operating assets and liabilities, partially offset by net income of $142.1 million, $13.3 million related to depreciation/amortization and other non-cash items, $8.6 million of stock-based compensation, and $0.1 million of loss on issuance of options.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $26.9 million for the year ended December 31, 2022, and consisted of $131.9 million from the sale and maturity of marketable securities, offset by $104.7 million from the purchase of marketable securities and $0.3 million of capital expenditures for laboratory equipment.

Net cash used in investing activities was $148.7 million for the year ended December 31, 2021, and consisted of $154.5 million from the purchase of marketable securities and $0.2 million of capital expenditures for laboratory equipment, offset by $6.0 million form sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $41.8 million for the year ended December 31, 2022, and primarily consisted of $12 million proceeds from the issuance of Series B preferred stock related to the Energy Capital option exercise, $34.2 million from issuance of common stock, and $1.1 million for proceeds related to exercise of stock options and warrants, offset by $2.9 million in repayment of the PPP loan and $2.6 million taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $220.1 million for the year ended December 31, 2021, and primarily consisted of $200.4 million from issuance of common stock, proceeds of $22.8 million for the issuance of Series A preferred stock and $5.0 million for proceeds related to exercise of stock options and warrants, offset by repayment of $2.8 million of PPP loan and $5.3 million taxes paid related to net share settlement of equity awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $156.3 million and at December 31, 2021 we had cash, cash equivalents and restricted cash of $181.8 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rate on all of our notes payable are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data

SENSEONICS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Senseonics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Senseonics Holdings, Inc. and subsidiary (the Company) as of December 31, 2022, the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain derivative liabilities

As discussed in Notes 3, 13, and 18 of the consolidated financial statements, the Company determined there are embedded derivative instruments within the Senior Secured Convertible Notes and the 2025 Senior Subordinated Notes (collectively, the Notes) that are bifurcated and accounted for separately as derivative financial instruments. The Company remeasures the fair value of the derivative liabilities of the Notes each reporting period, and the change in fair value of the derivative liabilities is recorded in other income and expense.  The fair value measurement of the derivative liabilities of the Notes utilizes the binomial lattice model and includes assumptions and data that are based on unobservable inputs.  As of December 31, 2022, the fair value of the derivative liabilities related to the Notes was $52.1 million.

We identified the valuation of the derivative liabilities of the Notes as a critical audit matter. A high degree of auditor judgment was required to evaluate the significant assumptions and data. The valuation methodology incorporates assumptions with significant measurement uncertainty, specifically the use of a credit spread from an observable transaction for a similar instrument and adjustments to the credit spread for subordination of the Notes.  Further, the recovery rate data utilized in the subordination adjustment assumptions is a subjective input.  The nature and extent of our procedures required the involvement of individuals with specialized skill and knowledge to assess the significant assumptions and data used.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of the internal control over the valuation of the derivative liabilities of the Notes, specifically the control of the Company’s review of the significant assumptions and data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the credit spread and subordination adjustment assumptions by comparing to existing market information from recent trade activity for a similar instrument
●	comparing recovery rates used in the subordination adjustment calculations to independently sourced market data
●	recalculating the subordination adjustments for mathematical accuracy

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

McLean, Virginia

March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Senseonics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Senseonics Holdings, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2022.

Tysons, Virginia

March 1, 2022

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$35,793	$33,461
Short term investments, net	108,222	96,445
Accounts receivable, net	127	205
Accounts receivable, net - related parties	2,324	1,768
Inventory, net	7,306	6,316
Prepaid expenses and other current assets	7,428	6,218
Total current assets	161,200	144,413

Option	—	239
Deposits and other assets	3,108	1,086
Long term investments, net	12,253	51,882
Property and equipment, net	1,112	1,308
Total assets	$177,673	$198,928

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$419	$1,204
Accrued expenses and other current liabilities	14,616	10,667
Accrued expenses and other current liabilities, related parties	837	3,597
Note payable, current portion, net	15,579	—
Derivative liability, current portion	20	—
Term Loans, net	—	2,926
Total current liabilities	31,471	18,394

Long-term debt and notes payables, net	56,383	59,798
Derivative liabilities	52,050	236,291
Option	—	69,401
Other liabilities	2,689	579
Total liabilities	142,593	384,463

Commitments and contingencies

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	37,656	—
Total temporary equity	37,656	—

Stockholders’ deficit:
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 479,637,138 shares and 447,282,263 shares issued and outstanding as of December 31, 2022 and December 31, 2021	480	447
Additional paid-in capital	806,488	765,215
Accumulated other comprehensive loss	(678)	(212)
Accumulated deficit	(808,866)	(950,985)
Total stockholders' deficit	(2,576)	(185,535)
Total liabilities, temporary equity and stockholders’ deficit	$177,673	$198,928

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2022	2021	2020

Revenue, net	$656	$1,394	1,368
Revenue, net - related parties	15,733	12,281	3,581
Total revenue	16,389	13,675	4,949
Cost of sales	13,663	14,486	22,315
Gross profit (loss)	2,726	(811)	(17,366)

Expenses:
Research and development expenses	39,719	27,217	20,413
Selling, general and administrative expenses	31,634	29,154	41,351
Operating loss	(68,627)	(57,182)	(79,130)
Other income (expense), net:
Interest income	1,824	243	175
Gain (Loss) on fair value adjustment of option	43,745	(53,152)	(30,721)
Gain (Loss) on extinguishment of debt and option	(101)	330	(21,112)
Loss on issuance of debt & other issuance costs	—	—	(12,706)
Interest expense	(18,703)	(16,720)	(16,167)
Debt issuance costs	—	—	(1,216)
Gain (Loss) on change in fair value of derivatives	184,221	(174,173)	(11,641)
Impairment cost	(138)	(1,647)	(2,339)
Other expense	(102)	(173)	(311)
Total other income (expense), net	210,746	(245,292)	(96,038)

Net Income (loss)	142,119	(302,474)	(175,168)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(466)	(212)	—
Total other comprehensive gain (loss)	(466)	(212)	—
Total comprehensive income (loss)	141,653	(302,686)	(175,168)

Basic net income (loss) per common share	0.30	(0.72)	(0.77)
Basic weighted-average shares outstanding	467,952,475	422,321,023	227,912,358

Diluted net income (loss) per common share	(0.11)	(0.72)	(0.77)
Diluted weighted-average shares outstanding	618,205,605	422,321,023	227,912,358

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit)

(in thousands)

							Series A	Series B
			Additional	Accumulated		Total	Convertible	Convertible
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Preferred Stock	Preferred Stock
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit	Temporary Equity	Temporary Equity
Balance, December 31, 2019	203,453	203	464,491	—	(473,343)	(8,649)	$—	—
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	2,811	—
Issuance of common stock, net of issuance costs	329	—	(26)	—	—	(26)	—	—
Exercise of stock options and warrants	3,329	3	573	—	—	576	—	—
Exchange and conversion of convertible notes, net	58,470	60	27,199	—	—	27,259	—	—
Stock-based compensation expense and vesting of RSUs	—	—	7,314	—	—	7,314	—	—
Issuance of warrants related to debt	—	—	4,611	—	—	4,611		—
Net income	—	—	—	—	(175,168)	(175,168)	—	—
Balance, December 31, 2020	265,581	$266	$504,162	$—	$(648,511)	$(144,083)	$2,811	—
Issuance of convertible preferred stock, net of issuance costs	—	—	—			—	42,756	—
Conversion of preferred stock	54,166	54	45,511	—	—	45,565	(45,567)	—
Issuance of common stock, net of issuance costs	112,571	113	200,252	—	—	200,365	—	—
Exercise of stock options and warrants	5,732	5	4,988	—	—	4,993	—	—
Exchange and conversion of convertible notes, net	4,925	5	6,496	—	—	6,501	—	—
Issuance of common stock for vested RSUs and ESPP purchases	5,816	6	68	—	—	74	—	—
Shares withheld related to net share settlement of equity awards	(1,509)	(2)	(5,291)			(5,293)
Stock-based compensation expense	—	—	9,029	—	—	9,029	—	—
Net loss	—	—	—	—	(302,474)	(302,474)	—	—
Other comprehensive loss	—	—	—	(212)	—	(212)	—	—
Balance, December 31, 2021	447,282	$447	$765,215	$(212)	$(950,985)	$(185,535)	$—	—
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	37,656
Issuance of common stock, net of issuance costs	15,161	15	34,159	—	—	34,174	—	—
Exercise of stock options and warrants	9,892	10	941	—	—	951	—	—
Issuance of common stock for vested RSUs and ESPP purchases	9,507	10	123	—	—	133	—	—
Stock-based compensation expense	—	—	8,618	—	—	8,618	—	—
Shares withheld related to net share settlement of equity awards	(2,205)	(2)	(2,568)	—	—	(2,570)	—	—
Net income	—	—	—	—	142,119	142,119	—	—
Other comprehensive loss	—	—	—	(466)	—	(466)	—	—
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$—	37,656

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$142,119	(302,474)	$(175,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and ROU amortization expense	985	1,239	1,141
Non-cash interest expense (debt discount and deferred costs)	12,164	8,462	10,977
Change in fair value of derivatives	(184,221)	174,173	11,641
(Gain) Loss on fair value adjustment of option	(43,745)	53,152	30,721
(Gain) Loss on extinguishment of option	101	(330)	21,112
Loss on issuance of debt & other issuance costs	—	—	12,706
Impairment of right-of-use asset	—	518	—
Impairment of option	138	1,647	2,339
Stock-based compensation expense	8,618	9,029	7,314
Loss on disposal of assets	—	10	181
Changes in assets and liabilities:
Accounts receivable	(478)	1,013	7,393
Prepaid expenses and other current assets	(1,210)	(2,444)	737
Inventory	(989)	(1,036)	11,648
Deposits and other assets	381	(164)	117
Accounts payable	(785)	(559)	(2,522)
Accrued expenses and other liabilities	1,462	2,218	(6,585)
Accrued interest	(95)	372	(379)
Operating lease liabilities	(757)	(904)	(795)
Net cash used in operating activities	(66,312)	(56,078)	(67,422)
Cash flows from investing activities
Capital expenditures	(312)	(210)	(181)
Purchase of marketable securities	(104,706)	(154,514)	—
Proceeds from sale and maturity of marketable securities	131,900	5,975	—
Net cash provided by (used in) investing activities	26,882	(148,749)	(181)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	34,174	200,365	(26)
Proceeds from exercise of stock options, RSU, ESPP & Warrants	1,084	5,066	576
Taxes paid related to net share settlement of equity awards	(2,570)	(5,293)	—
Proceeds from debt issuance, net	—	—	55,971
Note issuance costs	—	—	(601)
Proceeds from issuance of preferred stock, net	12,000	22,783	—
Repayment of term loans	(2,926)	(2,838)	(66,050)
Net cash provided by (used in) financing activities	41,762	220,083	(10,130)
Net increase (decrease) in cash and cash equivalents	2,332	15,256	(77,733)
Cash and cash equivalents, at beginning of period	33,461	18,205	95,938
Cash and cash equivalents, at ending of period	$35,793	$33,461	$18,205

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,568	$7,822	$4,726
Lease liabilities arising from obtaining right-of-use assets	2,689	—	—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	—	30	—
Conversion of options into redeemable convertible preferred stock	25,656	19,973	—
Issuance of common stock converted from preferred shares	—	54,166	—
Issuance of common stock converted from notes payables	—	4,925	227
Issuance of common stock and warrants - Highbridge transactions	—	—	55,303
Issuance of warrants - Energy Capital	—	—	3,399
Exchange of 2025 Notes for Second Lien Notes	—	—	(24,000)
Issuance of Second Lien Notes	—	—	15,675

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® E3 CGM System (for use up to six months) in both the United States and Europe, and the launch of our legacy versions, including Eversense CGM System in the United States (for use up to 90 days) and the Eversense CGM and Eversense XL CGM Systems (for use up to six months) in Europe, the Middle East, and Africa.

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities will require significant uses of working capital through 2022 and beyond. The Company generated total gross profit of $2.7 million for the twelve months ended December 31, 2022 and had an accumulated deficit of $808.9 million at December 31, 2022. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $156.3 million.

In November 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. For the twelve months ending December 31, 2022, the Company received $34.2 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement.

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

On January 21, 2021, the Company entered into an underwriting agreement, which was subsequently amended and restated on the same day (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), to issue and sell 51,948,052 shares of common stock, in an underwritten public offering pursuant to effective registration statements on Form S-3, including and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (“the SEC”) (the “2021 Public Offering”). The price to the public in the 2021 Public Offering was $1.925 per share of common stock. The Underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.799875 per share and the Company also agreed to reimburse them for customary fees and expenses. The initial closing of the 2021 Public Offering occurred on January 26, 2021. Subsequent to the initial closing, the Underwriters exercised their option to purchase an additional 7,792,207 shares of Common Stock. Total net proceeds from the 2021 Public Offering were $106.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

On November 9, 2020, the Company entered into an Equity Line Agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company had the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company was not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of shares of Series B Preferred Stock. The excess of the Purchase Price and the fair value of the Energy Capital option in the total amount of $37.6 million was recorded in additional-paid-in-capital.

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also had the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022 and the option was not exercised.

Additionally, on August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters Special Solutions, LLC and certain affiliates thereof (collectively, “Masters”), pursuant to which the Company issued and sold to Masters 3,000 shares of convertible preferred stock, designated as Series A Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000 per share in subsequent closings, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds of $22.8 million. The excess of the purchase price and the fair value of the Masters option in the total amount of $42.8 million was recorded in additional-paid-in-capital. Each share of Series A Preferred Stock is initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021.

The Company believes that these agreements provide the financial resources and mutual commitment to support the growth of the new Eversense E3 product and subsequent product versions. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors. Management has concluded that based on the Company’s current operating plans, its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through 2024.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Cash ⁽¹⁾	$1,135	$4,264
Money market funds	34,658	29,197
Cash and cash equivalents	$35,793	$33,461
(1)Includes overnight repurchase agreements.

There was no restricted cash held as of December 31, 2022 and December 31, 2021.

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

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and are reduced by an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The Company does not have a history of collectability concerns, and no allowance for uncollectible accounts was recorded as of December 31, 2022 and December 31, 2021.

Property and Equipment, net

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

Impairment of Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management identified indicators of impairment on right-of-use assets in 2021. There were no impairment indicators in 2022.

Derivative Financial Instruments

The Company accounts for conversion options embedded in convertible notes in accordance with ASC Topic 815, Derivatives and Hedging. ASC Topic 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as separate derivative instruments.

The fair value of the embedded features are accounted for as a derivative liability in the Company’s consolidated balance sheets and adjusted to fair value each reporting period. The change in fair value of derivatives is recorded as a component of other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the term of the instrument as interest expense.

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

At December 31, 2022 and December 31, 2021, the warranty reserve was $0.8 million and $0.7 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Balance at beginning of the period	$723	$646
Provision for warranties during the period	166	781
Settlements made during the period	(108)	(704)
Balance at end of the period	$781	$723

Revenue Recognition

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

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates and market conditions.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, commissions, and other related costs, including stock-based compensation, for personnel in the Company’s sales and marketing, executive, finance, accounting, business development, information technology, and human resources functions. Other significant costs include information technology, website design and advertising, educational and promotional materials, tradeshow expenses, marketing programs, facility costs, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

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

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of stock-option awards. Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the fair value of the Company’s common stock, the risk-free interest rate, future volatility of the Company’s stock price, dividend yields, and the expected life of the stock-option awards. Changes in these assumptions can affect the fair value estimate.

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

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 2002 and all subsequent periods due to the availability of NOL carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the 2025 Notes, PHC Notes, 2023 Notes, and warrants are recorded at historical cost, net of discounts. The associated embedded conversion features in the Notes are derivative instruments and along with Options are remeasured at fair value each reporting period.

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company plans to adopt the guidance effective January 1, 2023.

4. Revenue Recognition

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
		%		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Revenue, net:
Outside of the United States	$8,877	54.2%	$11,117	81.3%	$3,821	77.2%
United States	7,512	45.8	2,558	18.7	1,128	22.8
Total	$16,389	100.0%	$13,675	100.0%	$4,949	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of December 31, 2022, and December 31, 2021 included unbilled accounts receivable of $1.7 million and $1.8 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenues and Customers

Net revenue from the Company’s distribution arrangement with Ascensia, a related party, accounted for 96% of total net revenues for the year ended December 31, 2022. Ascensia accounted for 90% of total net revenues for the year ended December 31, 2021.

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

	2022	2021	2020

Net income (loss)	142,119	(302,474)	(175,168)
Impact of conversion of dilutive securities	(209,269)	—	—

Dilutive Net income (loss)	(67,150)	(302,474)	(175,168)

Net income (loss) per share
Basic	0.30	(0.72)	(0.77)
Diluted	(0.11)	(0.72)	(0.77)

Basic weighted average shares outstanding	467,952,475	422,321,023	227,912,358
Dilutive potential common stock outstanding
Stock-based awards	6,000,572	—	—
2023 Notes	4,617,646	—	—
2025 Notes	39,689,142	—	—
PHC Notes	67,162,375	—	—
Energy Capital Option	30,372,058	—	—
Warrants	2,411,337	—	—
Diluted weighted average shares outstanding	618,205,605	422,321,023	227,912,358

Outstanding anti-dilutive securities not included in the diluted net income per share calculations were as follows:

	2022	2021	2020
Stock-based awards	11,917,529	26,140,291	30,013,407
Masters preferred shares	—	—	6,302,521
2023 Notes	—	4,617,646	6,672,500
2025 Notes	—	39,689,142	44,728,676
PHC Notes	—	65,757,177	68,222,412
Warrants	427,821	13,177,822	17,282,792
Total anti-dilutive shares outstanding	12,345,350	149,382,078	173,222,308

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$41,503	—	—	$41,503
Corporate debt securities	$32,331	—	(189)	$32,142
Asset backed securities	$8,363	—	(103)	$8,260
Government and agency securities	$38,956	—	(386)	$38,570
Total	$121,153	$—	$(678)	$120,475

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$57,369	—	—	$57,369
Corporate debt securities	$39,825	—	(77)	$39,748
Asset backed securities	$26,736	—	(29)	$26,707
Government and agency securities	$24,609	—	(106)	$24,503
Total	$148,539	$—	$(212)	$148,327

The following are the scheduled maturities as of December 31, 2022 (in thousands):

	Net	Fair
	Carrying Amount	Value
2023	$108,797	$108,222
2024	5,620	5,608
2025	6,736	6,645
Total	$121,153	$120,475

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at December 31, 2022 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$1,697	$1,012
Work-in-process	4,057	3,770
Raw materials	1,552	1,534
Total	$7,306	$6,316

The Company recorded $1.4 million, $2.4 million and $15.1 million in cost of sales for the years ended December 31, 2022, 2021 and 2020, respectively, to reduce the value of inventory for items that are potentially obsolete, to adjust costs to their net realizable value, and for inventory in excess of product demand.

8.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Contract manufacturing⁽¹⁾	$4,097	$5,036
Insurance	1,243	74
Clinical and Preclinical	924	142
Interest receivable	336	443
Accounting and Audit	270	—
IT and software	189	225
Sales and Marketing	158	98
Rent and utilities	132	105
Research and development	67	39
Other	12	56
Total prepaid expenses and other current assets	$7,428	$6,218

(1)	Includes deposits to contract manufacturers for manufacturing process.

9. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Machinery and laboratory equipment	$2,668	$2,357
Office furniture and equipment	354	354
Leasehold improvements	128	127
	3,150	2,838
Less: Accumulated depreciation	(2,038)	(1,530)
Property and equipment, net	$1,112	$1,308

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $0.5 million, $0.5 million, and $0.4 million, respectively. There was no property and equipment disposed during 2022. The Company disposed of $0.1 million and $0.3 million of property and equipment in 2021 and 2020 respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Compensation and benefits	$4,699	$3,484
Research and development	3,502	2,145
Contract manufacturing	2,480	914
Interest on notes payable	2,050	2,144
Professional and administration services	1,053	1,011
Product warranty and replacement obligations	781	1,697
Operating lease	725	904
Sales and marketing services	149	1,962
Other	14	3
Total accrued expenses and other current liabilities	$15,453	$14,264

11.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease expiring in 2028. In June 2022, the Company extended our lease for an additional five-year term through 2028. The lease does not include additional extension options. We recorded a modification to our right-of-use asset and lease liability for the additional lease term, resulting in a remeasurement of the existing right-of-use asset and lease liability.

On July 31, 2019, the Company entered into a non-cancellable operating lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019 and expiring in 2023. The Company did not have the option to renew the lease for an additional term. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. This facility was decommissioned in 2021 and the Company will continue making lease payments until the lease expires. An impairment charge of $0.5 million was recorded during the twelve months ended December 31, 2021.

Operating lease expense for the year ended December 31, 2022, 2021 and 2020 was $0.7 million, 0.9 million, and $0.9 million, respectively.

The following table summarizes the lease assets and liabilities as of December 31, 2022 and 2021 (in thousands):

		December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2022	2021
Assets
Operating lease ROU assets	Deposits and other assets	$3,032	821
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$725	904
Non-current operating lease liabilities	Other non-current liabilities	2,689	579
Total operating lease liabilities		$3,414	1,483

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2022 (in thousands):

2023	1,006
2024	709
2025	730
2026	752
2027	774
2028	327
Total	4,298
Present value adjustment	(884)
Present value of lease liabilities	$3,414

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2022 and 2021:

Remaining lease term (years)	2022	2021
Operating leases	5.0	1.6
Discount rate
Operating leases	9.1%	9.1%

During the year ended December 31, 2022, the Company made cash payments of $1.0 million included in the measurement of its operating lease liabilities.

12.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of up to 3% of the participant’s contributions. Employer match expenses during the years ended December 31, 2022, 2021, and 2020 were $0.4 million, $0.3 million, and $0.1 million, respectively. Administrative expenses for the plan, which are paid by the Company, were not material in 2022, 2021 or 2020.

13.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

PPP Loan

On April 22, 2020, the Company received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (“SVB.”)

Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note was two years. In April 2022, the Company repaid the outstanding principal and accrued interest in full.

Convertible Preferred Stock and Warrants

On November 9, 2020, the Company entered into an equity line agreement with Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company has the right, at sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at the Purchase Price equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provides that we shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, subject to the satisfaction of certain conditions, if the full $12.0 million of Series B Preferred Stock has not been sold pursuant to Regular Purchases, Energy Capital may, at its sole discretion, by its delivery to the Company of a Purchase Notice, from time to time, purchase up to the amount then remaining available under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option was classified as a liability in accordance with ASC 480 on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. In connection with the issuance of the Equity Line Agreement, the Company incurred and expensed $7.6 million in debt issuance costs in fiscal year 2020. The put/call option was required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). The fair value of the Energy Capital Option as of December 31, 2021 was $69.4 million. The Company adjusted the Energy Capital Option to its fair value of $25.7 million on the exercise date, recognizing a fair value adjustment gain of $43.7 million.

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

On August 9, 2020, the Company entered into a Stock Purchase Agreement with Masters, pursuant to which the Company issued and sold to Masters 3,000 shares of Series A Preferred Stock, at a price of $1,000 per share in an initial closing. Masters also had the option to purchase up to an additional 27,000 shares of Series A Preferred Stock at a price of $1,000 per share in a subsequent closing, subject to the terms and conditions of the Stock Purchase Agreement, as amended, through January 11, 2021. In January 2021, Masters and its assignees purchased in aggregate an additional 22,783 shares of Series A Preferred Stock, resulting in additional gross proceeds to the Company of $22.8 million. Each share of Series A Preferred Stock was initially convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.476 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. All shares of Series A Preferred Stock have been converted to common stock as of December 31, 2021. Masters’ option to purchase the remaining unissued shares of Series A Preferred Stock expired on January 11, 2021, resulting in a gain on extinguishment of $3.5 million.

Convertible Notes

PHC Notes

On August 9, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with PHC, as the purchaser (together with the other purchasers from time to time party thereto, the “Note Purchasers”) and Alter Domus (US) LLC, as collateral agent. Pursuant to the Note Purchase Agreement, the Company borrowed $35.0 million in aggregate principal through the issuance and sale of PHC Notes on August 14, 2020 (the “Closing Date”). The Company also issued 2,941,176 shares of its common stock, $0.001 par value per share to PHC as a financing fee (the “Financing Fee Shares”) on the Closing Date. The Financing Fee Shares were recorded as debt discount in the amount of $1.5 million.

The PHC Notes are senior secured obligations of the Company and will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% is payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate decreased to 8.0% in April 2022 as a result of the Company having obtained FDA approval for the 180-day E3 Eversense system for marketing in the United States. The maturity date for the PHC Notes is October 31, 2024 (the “Maturity Date”). The obligations under the PHC Notes are secured by substantially all of the Company’s and its subsidiary’s assets.

Each $1,000 of principal of the PHC Notes (including any interest added thereto as payment in kind) is convertible into 1,901.7956 of shares of the Company’s stock, equivalent to a conversion price of approximately $0.53 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its PHC Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company will be required to pay cash in lieu of delivering make whole shares unless the Company obtains stockholder approval to issue such shares.

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

The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), which was initially contingent upon obtaining FDA approval for the 180-day Eversense E3 product for marketing in the United States before such date, and which the Company successfully obtained in February 2022. The Company developed an estimated fair value at December 31, 2021 to be $0.2 million, and an impairment loss of $1.6 million was recognized in net income as the difference between the fair value of the investment and its carrying amount. The PHC option was not exercised and expired on December 31, 2022 and the Company recognized a loss on extinguishment of $0.1 million.

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. The Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative as of December 31, 2022 was $44.2 million.

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes.

The PHC Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky (bond) rate, credit spread and recovery rates. The fair value of the Company’s PHC Notes, excluding the embedded features, was $32.2 million as of December 31, 2022 and $15.3 million as of December 31, 2021.

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

The 2025 Notes do not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky (bond) rate, credit spread and recovery rates. The fair value of the Company’s 2025 Notes, excluding the embedded features, was $41.3 million as of December 31, 2022 and $30.3 million at December 31, 2021.

On April 21, 2020, $24.0 million in principal on the 2025 Notes were settled pursuant to an exchange agreement. Between September 3, 2020 and January 27, 2021, $6.8 million in aggregate principal on the 2025 Notes were converted into 5,152,259 shares of common stock.

For the twelve months ended December 31, 2022, there were no conversions of outstanding principal for shares of common stock.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The 2023 Notes are general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The 2023 Notes are general, unsecured, senior subordinated obligations of the Company. The Company pays interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes. As the 2023 Notes have a maturity date of February 1, 2023, they are classified as a short-term liability on the Company’s consolidated balance sheet at December 31, 2022.

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

The fair value of the Company’s 2023 Notes, excluding the embedded features, was $15.5 million as of December 31, 2022 and $14.2 million at December 31, 2021. There were no conversions of 2023 Notes in the years ended December 31, 2022 or 2021.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(121)	-	15,579
2025 Notes	51,199	(15,029)	(252)	35,918
PHC Notes	35,000	(13,698)	(837)	20,465

	December 31, 2021
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(1,499)	-	14,201
2025 Notes	51,199	(20,535)	(344)	30,320
PHC Notes	35,000	(18,587)	(1,136)	15,277
PPP Loan	2,926	-	-	2,926

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Year Ended December 31, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	824	1,378	-	-	2,202
2025 Notes	5.25%	2,674	5,506	92	-	8,272
PHC Notes	8.00%	3,035	4,889	299	-	8,223
PPP Loan	1.00%	6	-	-	-	6
Total		6,539	11,773	391	-	18,703

	Year Ended December 31, 2021
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Loss on Extinguishment ($)	Total Interest Expense ($)
2023 Notes	5.25%	824	1,256	-	-	2,080
2025 Notes	5.25%	2,717	4,569	76	3,183	10,545
PHC Notes	9.50%	3,287	3,650	223	-	7,160
PPP Loan	1.00%	54	-	-	-	54
Total		6,882	9,475	299	3,183	19,839

The following are the scheduled maturities of the outstanding debt, including the 2025 Notes, PHC Notes, and 2023 Notes as of December 31, 2022:

2023	$15,700
2024	35,000
2025	51,199
Total	$101,899

14.	Stockholders’ Deficit

In connection with the Company’s acquisition of Senseonics, Incorporated in December 2015 (the “Acquisition”), (1) all outstanding shares of common stock of Senseonics, $0.01 par value per share, were exchanged for 1,955,929 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (2) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, and exchanged into 55,301,674 shares of the Company’s common stock, $0.001 par value per share, and (3) all outstanding options and warrants to purchase shares of common stock of Senseonics were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio.

Common Stock

As of December 31, 2022 and December 31, 2021, the Company’s authorized capital stock included 900,000,000 shares of common stock, par value $0.001 per share. The Company had 479,637,138 and 447,282,263 shares of common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

Preferred Stock

As of December 31, 2022 and 2021, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company had 12,000 shares of Series B Preferred Stock outstanding as of December 31, 2022 and 0 shares of preferred stock outstanding as of December 31, 2021.

Voting Rights

The holders of Series B Preferred Stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis and shall be entitled to a number of votes per share equal to $1,000 divided by $1.24, subject to a cap of 29.0% of total voting power.

Dividends

The Series B Preferred Stock is not entitled to dividends.

Conversion Rights

Each share of Series B Preferred Stock is initially convertible into the number of shares of the common stock of the Company, $0.001 par value per share, equal to $1,000 divided by the conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split.

Stock Purchase Warrants

On June 30, 2016, the Company issued the Oxford/SVB Warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively. The warrants were recorded within equity based on their fair value of $0.5 million. These warrants expire on June 30, 2026, November 22, 2026, and March 29, 2027, respectively, and are classified in equity.

On July 16, 2019, the Company issued the Solar Warrants to purchase an aggregate of 1,125,000 shares of the Company’s common stock with an exercise price of $1.20 per share. The Solar Warrants are exercisable until July 25, 2029. The warrants were recorded within equity based on their fair value of $0.7 million. In February 2021, the Solar Warrants were exercised in full, on a net basis and the lenders received 868,833 shares of common stock upon the net exercise of the warrants.

On April 24, 2020, the Company issued the Highbridge Warrants to purchase an aggregate of 4,500,000 shares of the Company’s common stock with an exercise price of $0.66 per share. The Highbridge Warrants are exercisable until April 24, 2023. The warrants were recorded within equity based on their fair value of $1.3 million. During the year ended December 31, 2021, the warrant holders exercised 1,750,000 warrants and the Company received $1.16 million in cash proceeds for the exercise. There were no warrants exercised for the year ended December 31, 2022.

On November 9, 2020, the Company issued the Energy Capital Warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.3951 per share. The Energy Capital Warrants are exercisable until November 9, 2030. The warrants were recorded within equity based on their fair value of $3.4 million. In February 2022, the Energy Capital Warrants were exercised in full, on a net basis and Energy Capital received 8,917,535 shares of common stock upon the net exercise of the warrants.

15. Stock-Based Compensation

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2022, 22,366,134 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2023, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 39,153,434 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2022, 684,473 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2022 there were 13,050,523 shares of common stock available for issuance under the 2016 ESPP. Effective January 1, 2023, by virtue of the automatic increase described above, the total number of shares remaining available for issuance under the 2016 ESPP was increased to 17,846,894 shares.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On February 1, 2022, there were 28,944 shares purchased in connection with the offering period. On August 1, 2022, there were 64,109 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. All awards issued under the 1997 plan are fully vested. Approximately 1,223,273 shares of the Company’s common stock underlying remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Stock option activity under the Plans during the years ended December 31, 2022, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2020	15,775	$2.16
Granted	224	$2.98
Exercised	(2,355)	$1.61
Cancelled/forfeited	(260)	$3.06
Options outstanding as of December 31, 2021	13,384		5.71
Granted	449	$1.48
Exercised	(974)	$0.98
Cancelled/forfeited	(1,080)	$2.52
Options outstanding as of December 31, 2022	11,779		5.07

Options vested and exercisable as of December 31, 2022	11,138	$2.48	4.87

The weighted average grant-date fair value of stock option awards granted in 2022, 2021 and 2020 was $1.04, $1.97, and $0.33 per share, respectively.

For the years ended December 31, 2022, 2021 and 2020, 974,285, 2,354,566, and 201,447, options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of $1.0 million, $4.4 million, and $0.1 million, respectively.

The total fair value of options that vested during 2022 and 2021 were approximately $2.1 million and $3.1 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2022 was $0.4 million. The aggregate intrinsic value of stock options outstanding at December 31, 2022 was $0.4 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2022.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2022 and 2021 was $1.29 and $1.58 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised, and forfeited/cancelled for the year ended December 31, 2022 were $1.63, $0.59 and $1.06 per share, respectively.

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2022			2021			2020
Expected term of options (in years)			6.5			6.5			6.5
Expected volatility rate	71.20	-	92.61%	69.93	-	73.32%	66.50	-	67.41%
Risk-free interest rate	0.57	-	3.84%	0.59	-	1.25%	0.41	-	1.80%
Expected dividend yield			0%			0%			0%

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

Employee stock-based compensation expense for employee granted stock options was $2.1 million, $3.2 million and $5.2 million, for the years ended December 31, 2022 and 2021 and 2020, respectively, classified as follows (in thousands):

	December 31,
	2022	2021	2020
Cost of sales	$41	30	59
Sales and marketing	302	545	1,570
Research and development	712	1,112	1,189
General and administrative	1,078	1,517	2,349
Total stock-based compensation	$2,133	$3,204	$5,167

As of December 31, 2022, there was $0.7 million of total unrecognized compensation cost related to non-vested employee stock option awards, which is expected to be recognized over a weighted average period of 2.28 years.

Restricted Stock Units

The Company issued 156,272 and 117,290 restricted stock units in lieu of cash payment for board and director fees to members of the Board of Directors during 2022 and 2021, respectively. These restricted stock units were immediately vested upon issuance. The Company also issued 7,707,027 and 4,603,440 restricted stock units to members of the Board of Directors as equity compensation under the Company’s non-employee director compensation policy and to employees of the Company during 2022 and 2021, respectively, as incentive compensation.

Restricted stock units granted annually to members of the Board of Directors vest one year after the grant date. New members of the Board of Directors are granted initial restricted stock units which vest monthly over a three-year period. There were no new members of the Board of Directors during 2022. Restricted stock units granted to employees in 2022 and 2021 vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months.

Restricted stock units activity under the Plans during the years ended December 31, 2022, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
RSU's outstanding as of December 31, 2020	14,238	$0.45
Granted	4,603	1.80
Vested	(5,816)	0.71
Forfeited	(270)	0.56
RSU's outstanding as of December 31, 2021	12,756		2.44
Granted	7,863	1.17
Vested	(9,414)	0.77
Forfeited	(1,426)	1.08
RSU's outstanding as of December 31, 2022	9,779		2.19

For the year ended December 31, 2022, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $1.17, $0.77 and $1.08 per share, respectively. The weighted average grant date fair value of total restricted stock units outstanding at December 31, 2022 was $1.10 per share.

For the year ended December 31, 2021, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $1.80, $0.71 and $0.56 per share, respectively. The weighted average grant date fair value of restricted stock units outstanding at December 31, 2021 was $0.80 per share.

For the years ended December 31, 2022 and 2021, 9,414, and 5,816, restricted stock units were vested, respectively, with an aggregate intrinsic value at the time of vest of $20.3 million and $15.9 million, respectively.

The total fair value of the restricted stock units that vested during 2022 and 2021 were approximately $7.3 million and $4.1 million, respectively.

The aggregate intrinsic value of the restricted stock units currently outstanding at December 31, 2022 was $10.1 million.

Employee stock-based compensation expense for employee granted restricted stock units was $6.5 million, $5.8 million and $2.1 million, for the years ended December 31, 2022 and 2021 and 2020, respectively, classified as follows (in thousands):

	December 31,
	2022	2021	2020
Cost of sales	$31	14	8
Sales and marketing	454	548	338
Research and development	1,128	1,483	290
General and administrative	4,872	3,780	1,452
Total stock-based compensation	$6,485	$5,825	$2,088

As of December 31, 2022, there was $9.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 2.19 years.

16.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities )	2022	2021

Deferred Tax Assets:
Net operating loss carryforwards	$133,031	125,242
Capitalized start-up costs	6,538	7,315
Research and development credit carryforwards	13,121	11,251
Research and development expenditures	8,853	—
Stock-based compensation	1,695	2,061
Fair value of derivative liability	5,136	8,853
Other	2,143	912
Gross total deferred tax asset	170,517	155,634
Valuation allowance	(163,255)	(146,463)
Total net deferred tax assets	$7,262	$9,171
Deferred tax liabilities:
Right of use amortization	(896)	(318)
Amortization of debt discount	(6,366)	(8,853)
Total deferred tax liability	(7,262)	(9,171)
Net deferred tax assets	$—	$—

The net change in valuation allowance for the years ended December 31, 2022 and 2021 was a net increase of $16.8 million and a net increase of $10.4 million, respectively.

The increase in valuation allowance is primarily due to deferred tax assets generated from net operating losses incurred in 2022. This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. At December 31, 2022, the Company had NOL carryforwards of $621.5 million and research and experimental credit carryforwards of $13.1 million. Research and experimental credit carryforwards will expire in varying amounts between 2023 and 2042. NOL carryforwards in the amount of $197.5 million will expire in varying amounts between 2023 and 2037. NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2022	2021	2020
Tax at U.S. Federal Statutory rate	21.00%	21.00%	21.00%
State taxes, net	0.40	1.60	2.32
Research and development credit	(1.32)	0.34	0.46
State tax rates changes	—	(2.18)	(0.85)
Convertible debt transactions	(31.68)	(17.09)	(11.15)
Equity based compensation	(2.00)	1.01	—
Officers compensation	1.68	(0.96)	—
Other non-deductible items	0.21	(0.50)	(0.44)
Increase (decrease) in valuation allowance	11.71	(3.22)	(11.34)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate remained unchanged at 21% for the 2022 tax year. The change in state tax rate from 2020 to 2021 and from 2021 to 2022 is primarily due to changes in applicable state apportionment factors and change in jurisdictions.

A breakdown of the Company’s uncertain tax position during 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Gross unrecognized tax benefit at beginning of year	$2,813	2,552	2,351
Increase from tax positions taken in prior years	—	—	—
Increase from tax positions in current year	505	267	201
Lapse of statute of limitations / expiration	(38)	(6)	—
Gross unrecognized tax benefit at end of year	$3,280	$2,813	$2,552

In 2022 and 2021, the Company incurred minor penalties for filed tax returns. The Company did not incur any penalties or interest payable to taxing authorities in 2020.

If recognized, the entire amount of gross unrecognized tax benefit would favorably affect the effective income tax rate, although, due to the Company’s valuation allowance there would be no net impact. The Company does not expect a significant change in its unrecognized tax positions to occur in the next twelve months.

The Company’s U.S. Federal and state income tax returns from 2002 to 2022 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 (see Note 13 for further discussion of the PHC Notes). Ascensia, through the ownership interests of its parent company, PHC is a related party. For the year ended December 31, 2022, revenue from Ascensia was $15.7 million and the amount due from Ascensia was $2.3 million. At December 31, 2022, the Company had estimated replacement obligations under warranties in the amount of $0.8 million and other amounts due to Ascensia of less than $0.1 million.

For the year ended December 31, 2021, revenue from Ascensia was $12.3 million and the amount due from Ascensia was $1.8 million. At December 31, 2021, the Company had estimated replacement obligations under warranties in the amount of $0.7 million and marketing campaign support obligations in the amount of $1.8 million. For the year ended December 31, 2020, revenues from Ascensia and amounts due to and from them were immaterial.

Roche Holding AG, through its ownership interests in Roche Finance Ltd, has a noncontrolling ownership interest in the Company. There were no revenues or amounts due from Roche for the year ended December 31, 2022. For the year ended December 31, 2021 revenues from Roche were less than $0.1 million, and there were no amounts due from them. For the year ended December 31, 2020, revenues from Roche were $3.6 million and amounts due from them were $2.4 million.

18. Fair Value Measurements

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

Cash and Cash Equivalents

The fair value of money market funds and other investments classified as cash and cash equivalents are based on period-end statements supplied by the various banks and brokers that hold the majority of the funds.

Derivative Financial Instruments

The valuation technique used to measure the fair value of the Company’s embedded derivative instruments is valued using the binomial lattice model to estimate the fair value of the notes. Using this lattice model, the Company values the embedded derivative using the “with” and “without” approach to determine the fair value of the embedded derivatives associated with the convertible note. Under this approach, the instrument is valued “with” and “without” the bifurcated feature and the fair value of the derivative is the difference in value between the two scenarios. The lattice model incorporates assumptions such as management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risk-free rate, estimated credit spread, bond recovery rates and trade data when available.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$34,658	$34,658	—	—
Commercial paper	41,503	—	41,503	—
Corporate debt securities	32,142	—	32,142	—
Asset backed securities	8,260	—	8,260	—
Government and agency securities	38,570	31,627	6,943	—
Liabilities
Embedded features of the 2023 Notes	$20	—	20	—
Embedded features of the PHC Notes	44,191	—	—	44,191
Embedded features of the 2025 Notes	7,859	—	—	7,859

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$29,197	$29,197	—	—
Commercial paper	57,369	—	57,369	—
Corporate debt securities	39,748	—	39,748	—
Asset backed securities	26,707	—	26,707	—
Government and agency securities	24,503	19,957	4,546	—
PHC Option	239	—	—	239
Liabilities
Energy Capital Option	$69,401	$—	—	69,401
Embedded features of the 2023 Notes	5,817	—	—	5,817
Embedded features of the PHC Notes	149,058	—	—	149,058
Embedded features of the 2025 Notes	81,417	—	81,417	—

(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Year ended December 31
	2022	2021
Beginning Balance	$224,037	$84,117
Conversion of financial instruments	(25,656)	(19,973)
(Gain) Loss on fair value adjustment of option	(43,745)	53,152
(Gain) Loss on change in fair value of derivatives	(178,425)	108,606
(Gain) Loss on extinguishment of option	101	(3,513)
Financial asset impairment cost, net	138	1,648
Transfers into Level 3	81,417	—
Transfers out of Level 3	(5,817)	—
Ending balance	$52,050	$224,037

The recurring Level 3 fair value measurements of the embedded features of the PHC Notes and 2025 Notes include the following significant unobservable inputs:

	PHC Notes	2025 Notes
Unobservable Inputs	Assumptions	Assumptions
Stock price volatility	99.0%	110.0%
Probabilities of conversion provisions	5.0 - 10.0%	5.0 - 10.0%
Credit spread	13.96%	13.96%
Recovery rate	-5.51%	-1.56%
Dividend yield	—%	—%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. During the year ended December 31, 2022, transfers into Level 2 of liabilities previously classified in Level 3 were due to increased trade activity associated with these instruments providing better price transparency, permitting classification to Level 2. In addition, transfers into Level 3 of liabilities previously classified in Level 2 were an increase in unobservable inputs, permitting classification to Level 3. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2021. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

19. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the period ended December 31, 2022 and 2021 has no such contingencies.

20. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or previously reported cash flows from operating activities.

An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2021 and December 31, 2020 to consolidate the separate line items Sales and marketing expenses and General and administrative expenses to the single line item Selling, general and administrative expenses. In addition, an adjustment has been made to the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020 to reclass the provision for inventory obsolescence and net realizable value of ($4.2) million to change in Inventory.

21. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On January 30, 2023, the Company authorized 10,000,000 shares of common stock pursuant to the Senseonics Holdings, Inc. 2023 Commercial Equity Plan to provide the ability to grant equity incentive awards to employees of our global commercial partner, Ascensia.

On January 31, 2023, the Company fully repaid the 2023 Notes, in the principal amount of $15.7 million and $0.4 million of accrued interest.

On March 13, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with PHC, pursuant to which PHC has agreed to exchange (the “Exchange”) the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “Exchange Warrant”) to purchase up to 68,525,311 shares of common stock (the “Exchange Warrant Shares”). The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Exchange Warrant Share. The Exchange is expected to close on or about April 1, 2023, subject to customary closing conditions for a transaction of this type.

On March 13, 2023, the Company issued and sold to PHC in a private placement (the “Private Placement”) a warrant (the “Purchase Warrant”) to purchase an aggregate of 15,425,750 shares of common stock (the “Purchase Warrant Shares”) and the Company received aggregate gross proceeds of $15.0 million. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share.

The Company has a banking relationship with Silicon Valley Bridge Bank (formerly Silicon Valley Bank, or SVB). On March 10, 2023, less than one percent of the Company’s total cash and cash equivalents were held by SVB. On March 13, 2023, all operating accounts and funds held by SVB were made available to the Company. The Company has diversified its banking relationships and will continue to review its treasury operations. Based on the foregoing and the Company’s analysis of the components of its relationship with SVB, the Company does not expect recent events concerning SVB to have a material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, we did not identify any material weakness in our internal control over financing reporting at December 31, 2022.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022 due to the Company’s SOX 404(b) exemption based on Smaller Reporting Company status.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 (File No. 001-37717) filed on August 8, 2018)

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on October 26, 2020).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on August 18, 2020).

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 8, 2022).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on March 23, 2016).
3.7	Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 5, 2021).
4.1

Indenture, dated July 25, 2019, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on July 29, 2019).

4.2

Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

Exhibit Number	Description of Document
4.3

Registration Rights Agreement, dated as of July 25, 2019, by and among the Company, the Subsidiary and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on July 29, 2019).

4.4

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.5

Investor Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.6	Description of Senseonics Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 16, 2020).
4.7

Registration Rights Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

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

10.5+	Amended and Restated 2015 Equity Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
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

10.10+	Amended and Restated Executive Employment Agreement by and between Senseonics, Incorporated and Mukul Jain, dated as of August 12, 2017.
10.11+	Amended and Restated Executive Employment Agreement by and between Senseonics, Incorporated and Kenneth L. Horton, dated as of October 1, 2017.

Exhibit Number	Description of Document
10.12

Form of Replacement Warrant to Purchase Common Stock issued to Oxford Finance LLC by Senseonics, Incorporated, dated as of December 7, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).

10.13+	Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.14+	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 333-198168) filed on March 15, 2019).
10.15

Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.16#

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.17+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.18

Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.19

Note Purchase Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on August 31, 2020).

10.20#

Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of August 9, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 9, 2020).

10.21#

First Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of March 31, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 9, 2021).

10.22#

Second Amendment to Collaboration and Commercialization Agreement, by and between Senseonics Incorporated and Ascensia Diabetes Care Holdings AG, dated as of June 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 9, 2022).

10.23

2023 Commercial Equity Plan, dated as of January 10, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-269177 filed with the Commission on January 10, 2023)

10.24

Securities Purchase Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.25

Exchange Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.26

Form of Warrant to Purchase Common Stock issued to PHC Holdings Corporation (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

16.1

Letter from Ernst & Young LLP dated March 15, 2022 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2022).

Exhibit Number	Description of Document
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.
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
Timothy T. Goodnow, Ph.D.
President and Chief Executive Officer

Date: March 15, 2023

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy T. Goodnow, Ph.D., and Rick Sullivan, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Senseonics Holdings, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 15, 2023
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ RICK SULLIVAN	Chief Financial Officer	March 15, 2023
Rick Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 15, 2023
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 15, 2023
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 15, 2023
Edward J. Fiorentino

/s/ Douglas S. Prince	Director	March 15, 2023
Douglas S. Prince

/s/ Douglas A. roeder	Director	March 15, 2023
Douglas A. Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 15, 2023
Francine Kaufman, M.D.

/s/ ROBERT SCHUMM	Director	March 15, 2023
Robert Schumm

/s/ANTHONY RAAB	Director	March 15, 2023
Anthony Raab

/s/JOHN MAROTTA	Director	March 15, 2023
John Marotta

/s/SHARON D. LARKIN	Director	March 15, 2023
Sharon D. Larkin