Form 10-Q
period 2023-03-31
Senseonics Holdings, Inc.
filed 2023-05-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There were 479,871,695 shares of common stock, par value $0.001, outstanding as of May 5, 2023.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$45,085	$35,793
Short term investments, net	83,359	108,222
Accounts receivable, net	451	127
Accounts receivable, net - related parties	2,953	2,324
Inventory, net	8,195	7,306
Prepaid expenses and other current assets	6,293	7,428
Total current assets	146,336	161,200

Deposits and other assets	2,998	3,108
Long term investments, net	8,157	12,253
Property and equipment, net	1,042	1,112
Total assets	$158,533	$177,673
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$646	$419
Accrued expenses and other current liabilities	12,808	14,616
Accrued expenses and other current liabilities, related parties	823	837
Note payable, current portion, net	—	15,579
Derivative liability, current portion	—	20
Total current liabilities	14,277	31,471

Long-term debt and notes payables, net	37,479	56,383
Derivative liabilities	2,081	52,050
Other liabilities	2,576	2,689
Total liabilities	56,413	142,593

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 12,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 479,780,414 shares and 479,637,138 shares issued and outstanding as of March 31, 2023 and December 31, 2022	480	480
Additional paid-in capital	871,746	806,488
Accumulated other comprehensive loss	(220)	(678)
Accumulated deficit	(807,542)	(808,866)
Total stockholders’ equity (deficit)	64,464	(2,576)
Total liabilities and stockholders’ equity (deficit)	$158,533	$177,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue, net	$313	$292
Revenue, net - related parties	3,824	2,189
Total revenue	4,137	2,481
Cost of sales	3,723	1,954
Gross profit	414	527

Expenses:
Research and development expenses	12,405	7,804
Selling, general and administrative expenses	7,718	7,883
Operating loss	(19,709)	(15,160)
Other income (expense), net:
Interest income	1,108	93
Gain on fair value adjustment of option	—	21,701
Exchange related gain, net	18,776	—
Interest expense	(4,652)	(4,494)
Gain on change in fair value of derivatives	5,778	84,569
Impairment cost, net	—	30
Other income (expense)	23	(21)
Total other income (expense), net	21,033	101,878

Net Income	1,324	86,718
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	458	(625)
Total other comprehensive gain (loss)	458	(625)
Total comprehensive income	$1,782	$86,093

Basic net income per common share	$0.00	$0.19
Basic weighted-average shares outstanding	497,473,222	455,942,886

Diluted net income (loss) per common share	$0.00	$(0.03)
Diluted weighted-average shares outstanding	540,532,813	605,198,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (in thousands)

			Additional	Accumulated		Total	Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended March 31, 2022:
Balance, December 31, 2021	447,282	447	765,215	(212)	(950,985)	(185,535)	$—
Issuance of common stock, net of issuance costs	3,077	3	8,001	—	—	8,004	—
Exercise of stock options and warrants	9,084	9	162	—	—	171	—
Issued common stock for vested RSUs and ESPP purchase	3,786	4	58	—	—	62	—
Stock-based compensation expense	—	—	1,736	—	—	1,736	—
Net income	—	—	—	—	86,718	86,718	—
Other comprehensive loss, net of tax	—	—	—	(625)	—	(625)	—
Balance, March 31, 2022	463,229	$463	$775,172	$(837)	$(864,267)	$(89,469)	$—

Three months ended March 31, 2023:
Balance, December 31, 2022	479,637	480	806,488	(678)	(808,866)	(2,576)	37,656
Issuance of stock options, net of issuance costs	143	—	(65)	—	—	(65)	—
Issuance of warrants, net of issuance costs	—	—	63,542	—	—	63,542	—
Stock-based compensation expense	—	—	1,781	—	—	1,781	—
Net income	—	—	—	—	1,324	1,324	—
Other comprehensive income, net of tax	—	—	—	458	—	458	—
Balance, March 31, 2023	479,780	$480	$871,746	$(220)	$(807,542)	$64,464	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,324	$86,718
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	236	263
Non-cash interest expense (debt discount and deferred costs)	2,625	2,772
Gain on change in fair value of derivatives	(5,778)	(84,569)
Gain on fair value adjustment of option	—	(21,701)
Exchange related gain, net	(18,776)	—
Impairment of option, net	—	(30)
Stock-based compensation expense	1,781	1,736
Provision for inventory obsolescence and net realizable value	(15)	—
Other	56	—
Changes in assets and liabilities:
Accounts receivable	(953)	(2,056)
Prepaid expenses and other current assets	1,136	(1,411)
Inventory	(874)	(837)
Deposits and other assets	—	163
Accounts payable	227	886
Accrued expenses and other liabilities	(267)	(2,031)
Accrued interest	(315)	(62)
Operating lease liabilities	(255)	—
Net cash used in operating activities	(19,848)	(20,159)
Cash flows from investing activities
Capital expenditures	(57)	(137)
Purchase of marketable securities	(9,653)	—
Proceeds from sale and maturity of marketable securities	39,657	19,803
Net cash provided by investing activities	29,947	19,666
Cash flows from financing activities
Issuance of common stock, net	—	8,004
Proceeds issuance of stock options, net	(65)	233
Repayment of 2023 Note	(15,700)	—
Proceeds from issuance of warrants, net	14,958	—
Repayment of term loans	—	(2,194)
Net cash (used in) provided by financing activities	(807)	6,043
Net increase in cash and cash equivalents	9,292	5,550
Cash and cash equivalents, at beginning of period	35,793	33,461
Cash and cash equivalents, at ending of period	$45,085	$39,011

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,756	$1,762
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	48	—
Issuance of warrant in exchange for PHC Notes	48,550	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and manufacturing of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Senseonics Holdings, Inc. and Senseonics, Incorporated are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.	Liquidity and Capital Resources

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit (loss) of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the period ending March 31, 2023, the Company had gross profit of $0.4 million and an accumulated deficit of $807.5 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $136.6 million.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2023, the Company has not received any proceeds from the sale of shares of its common stock under the 2021 Sales Agreement. In 2022, Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement.

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

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022 and the option was not exercised. As described in Note 11, on March 13, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with PHC, pursuant to which PHC agreed to exchange (the “Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “Exchange Warrant”) to purchase up to 68,525,311 shares of the Company’s common stock, $0.001 par value per share (the “Exchange Warrant Shares”). The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Exchange Warrant Share. On March 31, 2023, the Exchange was consummated, and the Company issued the Exchange Warrant to PHC in consideration for the cancellation of the PHC Notes.

On March 13, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with PHC, pursuant to which the Company issued and sold to PHC in a private placement (the “Private Placement”) a warrant (the “Purchase Warrant”) to purchase 15,425,750 shares of the Company’s common stock, $0.001 par value per share (the “Purchase Warrant Shares”). The purchase price of the Purchase Warrant was approximately $0.97 per Purchase Warrant Share, representing the undiscounted, trailing 10-day volume weighted average price of the Company’s common stock through March 10, 2023. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. The issuance of the Purchase Warrants enabled PHC to maintain, as of the closing of the transaction, a 15% beneficial ownership for purposes of the Investor Rights Agreement, dated August 9, 2020, between the Company and PHC. The Private Placement closed on March 13, 2023 (the “Private Placement Closing Date”) and the Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2023, and December 31, 2022, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three months ended March 31, 2023, and 2022 and cash flows for the three months ended March 31, 2023, and 2022 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. The interim results for March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company currently holds investments in available-for-sale securities. The Company has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company adopted this guidance as of January 1, 2023 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, fair value of investments, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, bad debts, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”), third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively, the “Customers”), who then resell the products to health care providers and patients. Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2023 and 2022:

	March 31, 2023
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$2,162	52.3%
Outside of the United States	1,975	47.7
Total	$4,137	100.0%

	Three Months Ended
	March 31, 2022
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$767	30.9%
Outside of the United States	1,714	69.1
Total	$2,481	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of March 31, 2023, and December 31, 2022 included unbilled accounts receivable of $1.5 million and $1.7 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended March 31, 2023 and 2022, the Company derived 92% and 88%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net income (loss) per share. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Dilutive net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown:

	Three Months Ended March 31,
	2023	2022

Net income	$1,324	$86,718
Impact of conversion of dilutive securities	(2,293)	(104,575)

Dilutive Net loss	$(969)	$(17,857)

Net income (loss) per share
Basic	$0.00	$0.19
Diluted	$(0.00)	$(0.03)

Basic weighted average shares outstanding	497,473,222	455,942,886
Dilutive potential common stock outstanding
Stock-based awards	2,905,016	8,982,055
2023 Notes	—	4,617,646
2025 Notes	39,211,358	39,689,142
PHC Notes	—	65,151,893
Energy Capital Option	—	25,129,298
Warrants	943,217	5,685,919
Diluted weighted average shares outstanding	540,532,813	605,198,839

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share calculations were as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based awards	16,484,020	9,877,143
PHC Option	—	24,959,156
Energy Capital Preferred Shares	30,372,058	—
Warrants	427,821	179,606
Total anti-dilutive shares outstanding	47,283,899	35,015,905

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$45,830	—	—	$45,830
Corporate debt securities	$13,327	—	(29)	$13,298
Asset backed securities	$8,223	—	(66)	$8,157
Government and agency securities	$24,356	—	(125)	$24,231
Total	$91,736	$—	$(220)	$91,516

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$41,503	—	—	$41,503
Corporate debt securities	$32,331	—	(189)	$32,142
Asset backed securities	$8,363	—	(103)	$8,260
Government and agency securities	$38,956	—	(386)	$38,570
Total	$121,153	$—	$(678)	$120,475

The following are the scheduled maturities as of March 31, 2023 (in thousands):

	Net	Fair
	Carrying Amount	Value
2023 (remaining nine months)	$76,629	$76,471
2024	8,364	8,361
2025	6,743	6,684
Total	$91,736	$91,516

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at March 31, 2023 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$2,595	$1,697
Work-in-process	4,074	4,057
Raw materials	1,526	1,552
Total	$8,195	$7,306

The Company charged less than $0.1 million to cost of sales for each of the three months ended March 31, 2023 and March 31, 2022 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets, and Deposits and other assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Contract manufacturing⁽¹⁾	$3,868	$4,097
Insurance	983	1,243
Clinical and Preclinical	695	924
Research and development	251	67
IT and software	133	189
Interest receivable	130	336
Sales and Marketing	113	158
Rent and utilities	106	132
Other	14	12
Accounting and Audit	—	270
Total prepaid expenses and other current assets	$6,293	$7,428

(1)	Includes deposits to contract manufacturers for manufacturing process.

Deposits and other assets as of March 31, 2023 and December 31, 2022, were $3.0 million and $3.1 million, respectively. As of March 31, 2023, deposits and other assets is mainly comprised of $2.9 million for our right-of-use asset related to our operating lease of 33,000 square feet of research and office space for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term.

9.	Accrued Expenses, Other Current Liabilities, and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development	$4,926	$3,502
Contract manufacturing	2,643	2,480
Professional and administration services	2,162	1,053
Compensation and benefits	1,521	4,699
Product warranty and replacement obligations	772	781
Operating lease	661	725
Interest on notes payable	560	2,050
Sales and marketing services	315	149
Other	71	14
Total accrued expenses and other current liabilities	$13,631	$15,453

Other liabilities as of March 31, 2023 and December 31, 2022, were $2.6 million and $2.7 million, respectively. Other liabilities is comprised of the non-current portion of our operating lease liability for our corporate headquarters. In June 2022, the Company extended our lease for an additional five-year term. We recorded a modification to the lease liability upon renewal to reflect our obligation to make the additional lease payments.

The current portion of our operating lease liability is included in the line-item accrued expenses and other current liabilities on our balance sheet. As of March 31, 2023 and December 31, 2022, the current portion of the operating lease liability was $0.7 million and $0.7 million, respectively.

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

At each March 31, 2023, and December 31, 2022, the warranty reserve was $0.8 million and $0.8 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2023, and for the twelve months ended December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Balance at beginning of the period	$781	$723
Provision for warranties during the period	—	166
Settlements made during the period	(9)	(108)
Balance at end of the period	$772	$781

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

The Company accounted for the Equity Line Agreement as a put/call option (the “Energy Capital Option”). This put/call option was classified as a liability in accordance with ASC 480, Distinguishing liabilities from equity, on the Company’s balance sheet and was recorded at the estimated fair value of $4.2 million upon issuance. The put/call option was required to be remeasured to fair value at each reporting period with the change recorded in change in fair value of derivatives that is a component of other income (expense). In connection with the execution of the Equity Line Agreement, the Company incurred $7.6 million in debt issuance costs in fiscal year 2020. The fair value of the Energy Capital Option as of December 31, 2021 was $69.4 million. The Company adjusted the Energy Capital Option to its fair value of $25.7 million on the exercise date, recognizing a fair value adjustment gain of $43.7 million.

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

On March 13, 2023, pursuant to the Securities Purchase Agreement with PHC, the Company issued and sold to PHC in a Private Placement a Purchase Warrant to purchase 15,425,750 Purchase Warrant Shares. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. On the Private Placement

Closing Date, the Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company. After issuance, all or any part of the Purchase Warrant shall be exercisable by the holder at any time and from time to time.

The Company determined that the Purchase Warrant shall be classified as equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815. At issuance, the Company recorded the estimated fair value of the Purchase Warrant in the amount of $14.3 million as additional paid-in-capital in the Company’s consolidated balance sheets.

Because PHC was an existing stockholder of the Company at the time of the transaction, the $0.7 million excess of the purchase price over the fair value of the Purchase Warrant was recognized as an equity transaction and recorded as a capital contribution made by PHC to the Company as additional paid-in-capital in the Company’s consolidated balance sheets.

Additionally, on March 13, 2023, the Company entered into an Exchange Agreement with PHC, pursuant to which PHC agreed to exchange its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for the Exchange Warrant to purchase up to 68,525,311 Exchange Warrant Shares. The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Exchange Warrant Share. After issuance, all or any part of the Purchase Warrant shall be exercisable by the holder at any time and from time to time. The number of Exchange Warrant Shares represents the number of shares of common stock previously issuable upon conversion of the PHC Notes, in accordance with the original terms of the notes, including a number of shares in respect of accrued and unpaid interest through the closing date, plus additional shares with a value of $675,000 reflecting a portion of the future interest payments forgone by PHC. On March 31, 2023 (6:00 am Japan Standard Time on April 1, 2023), the Exchange was consummated, and the Company issued the Exchange Warrant to PHC in consideration for the cancellation of the PHC Notes.

The Company determined that the Exchange Warrant shall be classified as equity in accordance with ASC 480 and ASC 815. At March 31, 2023, the Company recorded the estimated fair value of the Exchange Warrant in the amount of $48.6 million as additional paid-in-capital in the Company’s consolidated balance sheets.

As of March 31, 2023, the Purchase Warrant and the Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

Convertible Notes

PHC Notes

On August 9, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with PHC, as the purchaser (together with the other purchasers from time-to-time party thereto, the “Note Purchasers”) and Alter Domus (US) LLC, as collateral agent. Pursuant to the Note Purchase Agreement, the Company borrowed $35.0 million in aggregate principal through the issuance and sale of the PHC Notes on August 14, 2020 (the “Closing Date”). The Company also issued 2,941,176 shares of its common stock, $0.001 par value per share to PHC as a financing fee (the “Financing Fee Shares”) on the Closing Date. The Financing Fee Shares are accounted for as debt discount in the amount of $1.5 million.

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

The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. On the date of issuance, the Company recorded the fair value of the embedded features in the amount of $25.8 million as a derivative liability in the Company’s consolidated balance sheets in accordance with ASC 815. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

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

As described above, the Exchange Agreement with PHC was consummated on March 31, 2023, whereby PHC exchanged the PHC Notes in $35.0 million principal amount and all accrued and unpaid interest for the Exchange Warrant. On March 31, 2023, the Company was released from its obligation under the PHC Notes.

Upon execution of the Exchange Agreement, the exercise of the original conversion feature of the PHC Notes became remote. Accordingly, the Company remeasured the embedded derivative to its fair value of $0. The Company recognized a change in fair value of the embedded derivative of $44.2 million in the caption “Exchange related gain, net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

The Company accounted for the Exchange as an extinguishment of the PHC Notes, and thus, it derecognized the PHC Notes in its consolidated balance sheets and recognized a loss of $25.4 million as the difference between the carrying value plus accrued interest of the PHC Notes of $23.2 million and the $48.6 million fair value of the Exchange Warrant as an extinguishment loss in the caption “Exchange related gain, net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. As a result of the Exchange, the Company recognized a total net gain on exchange of the PHC notes of $18.8 million representing the gain on change in the fair value of the PHC Notes conversion feature recognized as an embedded derivative and the loss on extinguishment of the PHC Notes in exchange for the Exchange Warrant.

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

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at March 31, 2023 and December 31, 2022 was $2.1 million and $7.9 million, respectively.

On April 24, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge Capital Management, LLC (“Highbridge”) were exchanged for (i) $15.7 million of Second Lien Notes (the “Second Lien Notes”), (ii) 11,026,086 shares of common stock, (iii) warrants to purchase up to 4,500,000 shares of common stock at an exercise price of $0.66 per share, and (iv) $0.3 million in accrued and unpaid interest on the 2025 Notes being exchanged. This transaction modified the original 2025 Notes outstanding with Highbridge and resulted in $13.2 million of deferred issuance fees and debt discounts associated with the exchanged 2025 Notes being transferred as a discount to the Second Lien Notes.

In January 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt. There were no conversions of 2025 Notes during the three months ended March 31, 2023.

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

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs are being amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. On January 31, 2023, the Company repaid the outstanding principal and accrued interest in full. The derivative was unexercised upon maturity and the fair value in the amount of $0.02 million was recognized as an extinguishment gain in the caption “Other income (expense)” in Company’s consolidated statement of operations and comprehensive loss.

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	51,199	(13,494)	(226)	37,479

	December 31, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(121)	-	15,579
2025 Notes	51,199	(15,029)	(252)	35,918
PHC Notes	35,000	(13,698)	(837)	20,465

Interest expense related to the notes payable for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended March 31, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	672	1,535	26	2,233
PHC Notes	8.00%	700	1,442	88	2,230
Total		1,441	3,097	114	4,652

	Three Months Ended March 31, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	206	333	-	539
2025 Notes	5.25%	658	1,274	21	1,953
PHC Notes	9.50%	831	1,076	66	1,973
PPP Loan	1.00%	5	-	-	5
Total		1,700	2,683	87	4,470

The following are the scheduled maturities of the Company’s notes payable as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$—
2024	—
2025	51,199
Total	$51,199

12.	Stockholders’ Equity (Deficit)

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. In 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement. There were no shares sold under the 2021 Sales Agreement during the three months ended March 31, 2023.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of March 31, 2023, 39,680,701 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2023, 579,056 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of March 31, 2023, there were no grants made under the plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of March 31, 2023, there were 17,760,078 shares of common stock available for issuance under the 2016 ESPP. For the three months ended March 31, 2023, there were purchases of 86,816 shares of common stock pursuant to this plan.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$39,197	$39,197	—	—
Commercial paper	45,830	—	45,830	—
Corporate debt securities	13,298	—	13,298	—
Asset backed securities	8,157	—	8,157	—
Government and agency securities	24,231	19,750	4,481	—
Liabilities
Embedded features of the 2025 Notes	2,081	—	—	2,081

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$34,658	$34,658	—	—
Commercial paper	41,503	—	41,503	—
Corporate debt securities	32,142	—	32,142	—
Asset backed securities	8,260	—	8,260	—
Government and agency securities	38,570	31,627	6,943	—
Liabilities
Embedded features of the 2023 Notes	20	—	20	—
Embedded features of the PHC Notes	44,191	—	—	44,191
Embedded features of the 2025 Notes	7,859	—	—	7,859
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2022	$52,050
Gain on change in fair value of embedded features of the PHC Notes	(44,191)
Gain on change in fair value of embedded features of the 2025 Notes	(5,778)
March 31, 2023	$2,081

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at March 31, 2023:

2025 Notes
Unobservable Inputs	Assumptions
Stock price volatility	40.0 - 50.0%
Probabilities of conversion provisions	5.0 - 95.0%
Credit spread	13.24%
Recovery rate	(1.26)%
Dividend yield	-%

15.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2023 or March 31, 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2023 and December 31, 2022.

16. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023 (see Note 11 for further discussion). Ascensia, through the ownership interests of its parent company, PHC, is a related party. Revenue from Ascensia during the three months ended March 31, 2023 and March 31, 2022 was $3.8 million and $2.2 million, respectively.

The amount due from Ascensia as of March 31, 2023 and December 31, 2022 was $2.9 million and $2.3 million, respectively. The amount due to Ascensia as of March 31, 2023 and December 31, 2022 was $0.8 million and $0.9 million, respectively.

17. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”), including 90-day Eversense, Eversense XL and Eversense E3 CGM system versions are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense XL and Eversense E3, as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (being the European Union plus Norway, Iceland, and Liechtenstein) (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 to be sold in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the FDA, approved the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022.

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

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”), of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”) application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the Eversense system. In July 2018, we began distributing the 90-day Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense E3 CGM system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (together “Roche”), which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

In February 2022, we received approval from the FDA for the Eversense E3 CGM System. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study. In November 2022, we submitted and in the first quarter of 2023 we received approval of an IDE for the enrollment of a pediatric cohort in the ENHANCE study. We began to enroll pediatric patients during the second quarter of 2023.

European Commercialization of Eversense

In September 2017, we affixed the CE mark for Eversense XL which indicates that the product may be sold freely in any part of the European Economic Area (“EEA”). The Eversense XL is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In May 2016, we entered into a distribution agreement with Roche. Pursuant to the agreement, as amended, we had granted Roche the exclusive right to market, sell and distribute Eversense in the EMEA, excluding Scandinavia and Israel. In addition, Roche had exclusive distribution rights in 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions. Roche was obligated to purchase from us specified minimum volumes of Eversense XL CGM components at pre-determined prices. On November 30, 2020, we entered into a final amendment and settlement agreement with Roche to facilitate the transition of distribution to Ascensia as sales concluded on January 31, 2021, including final purchases, and transition support activities. The distribution rights under the agreement expired January 31, 2021.

In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system, and Ascensia began commercialization in European markets during the second half of 2022.

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

Concentration of Revenue and Customers

For the three months ended March 31, 2023 and 2022, we derived the majority of our total net revenue from one customer, Ascensia. During the three months ended March 31, 2023 and 2022, we derived 92% and 88%, respectively, of our total revenue from Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$2,162	52.3%
Outside of the United States	1,975	47.7
Total	$4,137	100.0%

	Three Months Ended
	March 31, 2022
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$767	30.9%
Outside of the United States	1,714	69.1
Total	$2,481	100.0%

Results of Operations for the Three Months Ended March 30, 2023 and 2022

	Three Months Ended
	March 31,		Period-to-
	2023	2022	Period Change

	(in thousands)		(in thousands)
Revenue, net	$313	$292	$21
Revenue, net - related parties	3,824	2,189	1,635
Total revenue	4,137	2,481	1,656
Cost of sales	3,723	1,954	1,769
Gross profit	414	527	(113)

Expenses:
Research and development expenses	12,405	7,804	4,601
Selling, general and administrative expenses	7,718	7,883	(165)
Operating loss	(19,709)	(15,160)	(4,549)
Other income (expense), net:
Interest income	1,108	93	1,015
Gain on fair value adjustment of option	—	21,701	(21,701)
Exchange related gain, net	18,776	—	18,776
Interest expense	(4,652)	(4,494)	(158)
Gain on change in fair value of derivatives	5,778	84,569	(78,791)
Impairment cost, net	—	30	(30)
Other income (expense)	23	(21)	44
Total other income (expense), net	21,033	101,878	(80,845)
Net income	$1,324	$86,718	$(85,394)

Total revenue

Our total revenue increased to $4.1 million for the three months ended March 31, 2023, compared to $2.5 million for the three months ended March 31, 2022. This increase was primarily due to the launch of Eversense E3 in the United States and outside of the United States.

Cost of sales and gross profit

Our cost of sales increased to $3.8 million for the three months ended March 31, 2023, compared to $2.2 million for the three months ended March 31, 2022. Our gross profit decreased to $0.4 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022. Gross profit as a percentage of revenue, or gross margin, was 10.0% and 21.2% for the three months ended March 31, 2023 and March 31, 2022, respectively. The reduction in gross margin was primarily driven by sales channel mix and increased manufacturing and logistics costs.

Research and development expenses

Research and development expenses were $12.4 million for the three months ended March 31, 2023, compared to $7.8 million for the three months ended March 31, 2022, an increase of $4.6 million. The increase was due to investments for next generation technologies including a $2.9 million increase in clinical studies activities, an increase of $0.7 million in personnel related costs due to the expansion of our research and development workforce and an increase of $1.0 million for consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.7 million for the three months ended March 31, 2023, compared to $7.9 million for three months ended March 31, 2022, a decrease of $0.2 million. The decrease was primarily the result of a $0.6 million reduction in spend related to personnel costs, general administrative costs, subscriptions and selling and marketing consulting services. This decrease was partially offset by a $0.4 million increase in selling and marketing programs and professional fees.

Total other income (expense), net

Total other income, net, was $21.0 million for the three months ended March 31, 2023, compared to other income, net, of $101.9 million for the three months ended March 31, 2022, a decrease in other income of $80.8 million. The change was primarily due to a $21.7 million change in the fair value adjustment of options, and a $78.8 million change in the fair value of derivatives, partially offset by a $18.8 million net gain on the exchange of the PHC notes and an increase in interest income (expense), net, of $0.9 million.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the period ending March 31, 2023, the Company had gross profit of $0.4 million and an accumulated deficit of $807.5 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible notes and debt. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $136.6 million.

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2023, the Company has not received any proceeds from the sale of shares of its common stock under the 2021 Sales Agreement. In 2022, Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement

On November 9, 2020, the Company entered into the Equity Line Agreement with Energy Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company had the right, at its sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company was not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B

Preferred Stock. The excess of the Purchase Price and the fair value of the Energy Capital option in the total amount of $37.6 million was recorded in additional-paid-in-capital.

On August 9, 2020, the Company entered into a financing agreement with PHC, pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining FDA approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022 and the option was not exercised.

On March 13, 2023, the Company entered into an Exchange Agreement with PHC, pursuant to which PHC agreed to exchange its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for the Exchange Warrant to purchase up to 68,525,311 Exchange Warrant Shares. The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Exchange Warrant Share. The number of Exchange Warrant Shares represents the number of shares of common stock previously issuable upon conversion of the PHC Notes, in accordance with the original terms of the notes, including a number of shares in respect of accrued and unpaid interest through the closing date, plus additional shares with a value of $675,000 reflecting a portion of the future interest payments forgone by PHC. On March 31, 2023, the Exchange was consummated, and the Company issued the Exchange Warrant to PHC in consideration for the cancellation of the PHC Notes.

On March 13, 2023, the Company entered into a Securities Purchase Agreement with PHC, pursuant to which the Company issued and sold to PHC in a private placement a Purchase Warrant to purchase an aggregate of 15,425,750 Purchase Warrant Shares. The purchase price of the Purchase Warrant was approximately $0.97 per Purchase Warrant Share, representing the undiscounted, trailing 10-day volume weighted average price of the Company’s common stock through March 10, 2023. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. The issuance of the Purchase Warrants enabled PHC to maintain, as of the closing of the transaction, a 15% beneficial ownership for purposes of the Investor Rights Agreement, dated August 9, 2020, between the Company and PHC.

On the Private Placement Closing Date, the Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company.

Common Stock

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the three months ended March 31, 2023, we did not sell any shares of our common stock under the 2021 Sales Agreement.

Indebtedness

Term Loans

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan PPP Loan was evidenced by the PPP Note, in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note was two years. In April 2022, the Company repaid the outstanding principal and accrued interest in full.

Convertible Notes

The following table summarizes our outstanding convertible notes at March 31, 2023:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2025 Notes	July 1, 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32

For additional information on the 2023 Notes, see Note 11—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product, will require significant uses of working capital through 2023 and beyond.

We believe that our existing agreements, including the recent transactions with PHC, evidence the mutual commitment of PHC and the Company to support the commercialization of Eversense and specifically for the Company, provide the financial resources for manufacturing of Eversense and continued product development. We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current operating plans through 2024. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(19,848)	$(20,159)
Net cash provided by investing activities	29,947	19,666
Net cash (used in) provided by financing activities	(807)	6,043
Net increase in cash and cash equivalents	$9,292	$5,550

Net cash used in operating activities

Net cash used in operating activities was $19.8 million for the three months ended March 31, 2023 and consisted of a $18.8 million net gain on the exchange of the PHC Notes, a $5.8 million gain on change in the fair value of the 2025 Notes embedded derivative, a net change in operating assets and liabilities of $1.3 million, partially offset by net income of $1.3 million, $3.0 million related to depreciation/amortization and other non-cash items, and $1.8 million of stock-based compensation.

Net cash used in operating activities was $20.2 million for the three months ended March 31, 2022 and consisted of an $84.6 million change in fair value of derivatives on convertible notes, a $21.7 million gain on fair value adjustment of the option, and a net change in operating assets and liabilities of $5.3 million, partially offset by net income of $86.7 million, $3.0 million related to depreciation/amortization and non-cash interest expense and $1.7 million of stock-based compensation.

Net cash provided by investing activities

Net cash provided by investing activities was $30.0 million for the three months ended March 31, 2023 and primarily consisted of $39.7 million in proceeds from the sale and maturity of marketable securities, partially offset by $9.7 million in purchase of marketable securities and capital expenditures.

Net cash provided by investing activities was $19.7 million for the three months ended March 31, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash provided (used in) by financing activities

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2023, and primarily consisted of $15.7 million for the repayment of the 2023 Notes and $0.1 million for issuance of stock options, partially offset by $15.0 million in proceeds from issuance of the PHC Purchase Warrant.

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2022, and primarily consisted of $8.0 million from the issuance of common stock and $0.2 million for proceeds related to the exercise of stock options and warrants, partially offset by $2.2 million in repayment of the PPP loan.

Contractual Obligations

As of March 31, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

4.1

Registration Rights Agreement, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.1+*	Non-Employee Director Compensation Policy (As amended on May 25, 2021).

10.2+*	Amended and Restated Executive Employment Agreement by and between Senseonics, Incorporated and Kenneth L. Horton, dated as of April 1, 2023.

10.3+

2023 Commercial Equity Plan, dated as of January 10, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-269177) filed with the Commission on January 10, 2023).

10.4

Securities Purchase Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.5

Exchange Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.6

Common Stock Purchase Warrant, dated March 13, 2023 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.7

Common Stock Purchase Warrant, dated as of April 1, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on April 3, 2023).

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

SENSEONICS HOLDINGS, INC.

Date: May 9, 2023	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)