Form 10-Q
period 2023-06-30
Senseonics Holdings, Inc.
filed 2023-08-10
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 492,900,981 shares of common stock, par value $0.001, outstanding as of August 4, 2023.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$28,551	$35,793
Short term investments, net	89,067	108,222
Accounts receivable, net	655	127
Accounts receivable, net - related parties	3,020	2,324
Inventory, net	9,194	7,306
Prepaid expenses and other current assets	7,742	7,428
Total current assets	138,229	161,200

Deposits and other assets	6,755	3,108
Long term investments, net	7,453	12,253
Property and equipment, net	925	1,112
Total assets	$153,362	$177,673
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$975	$419
Accrued expenses and other current liabilities	14,256	14,616
Accrued expenses and other current liabilities, related parties	630	837
Note payable, current portion, net	—	15,579
Derivative liability, current portion	—	20
Total current liabilities	15,861	31,471

Long-term debt and notes payables, net	39,108	56,383
Derivative liabilities	1,792	52,050
Other liabilities	6,408	2,689
Total liabilities	63,169	142,593

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 12,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 492,826,683 shares and 479,637,138 shares issued and outstanding as of June 30, 2023 and December 31, 2022	493	480
Additional paid-in capital	880,129	806,488
Accumulated other comprehensive loss	(120)	(678)
Accumulated deficit	(827,965)	(808,866)
Total stockholders’ equity (deficit)	52,537	(2,576)
Total liabilities and stockholders’ equity	$153,362	$177,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, net	$437	$137	$750	$429
Revenue, net - related parties	3,689	3,577	7,513	5,767
Total revenue	4,126	3,714	8,263	6,196
Cost of sales	3,709	2,890	7,433	4,845
Gross profit	417	824	830	1,351

Expenses:
Research and development expenses	12,830	9,299	25,235	17,103
Selling, general and administrative expenses	7,455	8,561	15,173	16,445
Operating loss	(19,868)	(17,036)	(39,578)	(32,197)
Other income (expense), net:
Interest income	1,311	241	2,420	334
Gain on fair value adjustment of option	—	28,224	—	49,925
Exchange related gain, net	—	—	18,776	—
Interest expense	(2,310)	(4,510)	(6,962)	(9,005)
Gain on change in fair value of derivatives	289	96,548	6,067	181,117
Impairment cost, net	—	816	—	846
Other income (expense)	155	(52)	178	(71)
Total other (expense) income, net	(555)	121,267	20,479	223,146

Net (Loss) Income	(20,423)	104,231	(19,099)	190,949
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	100	(291)	558	(916)
Total other comprehensive gain (loss)	100	(291)	558	(916)
Total comprehensive (loss) income	$(20,323)	$103,940	$(18,541)	$190,033

Basic net (loss) income per common share	$(0.04)	$0.22	$(0.04)	$0.42
Basic weighted-average shares outstanding	567,125,022	464,133,903	532,499,776	460,061,022

Diluted net loss per common share	$(0.04)	$(0.03)	$(0.04)	$(0.06)
Diluted weighted-average shares outstanding	567,125,022	601,330,959	532,499,776	604,342,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (in thousands)

			Additional	Accumulated		Total	Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended June 30, 2022:
Balance, March 31, 2022	463,229	$463	$775,172	$(837)	$(864,267)	$(89,469)	$—
Exercise of stock options and warrants	127	—	68	—	—	68	—
Issued common stock for vested RSUs and ESPP purchase	3,063	3	(2)	—	—	1	—
Stock-based compensation expense	—	—	2,585	—	—	2,585	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	104,231	104,231	—
Other comprehensive loss, net of tax	—	—	—	(291)	—	(291)	—
Balance, June 30, 2022	465,326	$465	$776,640	$(1,128)	$(760,036)	$15,941	$—

Six months ended June 30, 2022:
Balance, December 31, 2021	447,282	$447	$765,215	$(212)	$(950,985)	$(185,535)	$—
Issuance of common stock, net of issuance costs	3,077	3	8,001	—	—	8,004	—
Exercise of stock options and warrants	9,211	9	230	—	—	239	—
Issued common stock for vested RSUs and ESPP purchase	6,849	7	56	—	—	63	—
Stock-based compensation expense	—	—	4,321	—	—	4,321	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	190,949	190,949	—
Other comprehensive loss, net of tax	—	—	—	(916)	—	(916)	—
Balance, June 30, 2022	465,326	$465	$776,640	$(1,128)	$(760,036)	$15,941	$—

Three months ended June 30, 2023:
Balance, March 31, 2023	479,780	$480	$871,746	$(220)	$(807,542)	$64,464	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,228	5	(3)	—	—	2	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Warrant issuance costs	—	—	(260)	—		(260)	—
Stock-based compensation expense	—	—	2,870	—	—	2,870	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,596)	—	—	(1,598)	—
Other	—	—	3	—	—	3
Net loss	—	—	—	—	(20,423)	(20,423)	—
Other comprehensive income, net of tax	—	—	—	100	—	100	—
Balance, June 30, 2023	492,827	$493	$880,129	$(120)	$(827,965)	$52,537	$37,656

Six months ended June 30, 2023:
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,371	5	82	—	—	87	—
Issuance of warrants, net of issuance costs	—	—	63,282	—	—	63,282	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Stock-based compensation expense	—	—	4,651	—	—	4,651	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,601)	—	—	(1,603)	—
Other	—	—	(142)	—	—	(142)
Net loss	—	—	—	—	(19,099)	(19,099)	—
Other comprehensive income, net of tax	—	—	—	558	—	558	—
Balance, June 30, 2023	492,827	$493	$880,129	$(120)	$(827,965)	$52,537	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(19,099)	$190,949
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	454	520
Non-cash interest expense (debt discount and deferred costs)	3,426	5,726
Gain on change in fair value of derivatives	(6,067)	(181,117)
Gain on fair value adjustment of option	—	(49,925)
Exchange related gain, net	(18,776)	—
(Gain) Impairment of option, net	—	(846)
Stock-based compensation expense	4,651	4,321
Provision for inventory obsolescence and net realizable value	(65)	—
Other	55	—
Changes in assets and liabilities:
Accounts receivable	(1,224)	(2,070)
Prepaid expenses and other current assets	(314)	(1,600)
Inventory	(1,823)	(934)
Deposits and other assets	(26)	163
Accounts payable	556	530
Accrued expenses and other liabilities	493	44
Accrued interest	357	(102)
Operating lease liabilities	(430)	—
Net cash used in operating activities	(37,832)	(34,341)
Cash flows from investing activities
Capital expenditures	(57)	(211)
Purchase of marketable securities	(61,818)	—
Proceeds from sale and maturity of marketable securities	87,746	42,319
Net cash provided by investing activities	25,871	42,108
Cash flows from financing activities
Issuance of common stock, net of issuance costs	7,376	8,004
Issuance of stock options, net of issuance costs	(52)	302
Repayment of 2023 Note	(15,700)	—
Taxes paid related to net share settlement of equity awards	(1,603)	(1,183)
Proceeds from issuance of warrants, net	14,698	—
Repayment of term loans	—	(2,926)
Net cash provided by financing activities	4,719	4,197
Net (decrease) increase in cash and cash equivalents	(7,242)	11,964
Cash and cash equivalents, at beginning of period	35,793	33,461
Cash and cash equivalents, at ending of period	$28,551	$45,425

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,756	$3,381
Lease liabilities arising from obtaining right-of-use assets	3,831	2,944
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrant in exchange for PHC Notes	48,564	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit (loss) of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the three months ending June 30, 2023, the Company had gross profit of $0.4 million and an accumulated deficit of $828.0 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $125.1 million.

On August 10, 2023 the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders have agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The Exchanged Notes are presently convertible into an aggregate of approximately 23.3 million shares of common stock. The number of Exchange Shares to be issued to the Noteholders will be determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023.  The maximum number of Exchange Shares that may be issued is 10% of the Company’s common stock outstanding as of August 10, 2023 (the “Exchange Share Cap”). If the average trading price over the averaging period would otherwise result in the number of shares to be issued exceeding the Exchange Share Cap, the amount of the Exchanged Notes will be proportionally reduced. The Exchanges are subject to customary closing conditions and are expected to close on or about September 5, 2023.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. The Registration Statement has not yet been declared effective by the Commission and no sales may be made until such time as the Registration Statement is declared effective.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. For the six months ended June 30, 2022, Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the Open Market Sale Agreement, effective as of August 7, 2023. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2023, and December 31, 2022, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. The interim results for June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,793	43.5%	$3,955	47.9%
Outside of the United States	2,333	56.5	4,308	52.1
Total	$4,126	100.0%	$8,263	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,207	32.5%	$1,974	31.9%
Outside of the United States	2,507	67.5	4,222	68.1
Total	$3,714	100.0%	$6,196	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of June 30, 2023 and December 31, 2022, included unbilled accounts receivable of $0.9 million and $1.7 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended June 30, 2023 and 2022, the Company derived 89% and 96%, respectively, of its total revenue from one customer, Ascensia. For the six months ended June 30, 2023, and 2022, the Company derived 91% and 93%, respectively of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net income (loss) per share for the three and six months ended June 30, 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(20,423)	$104,231	$(19,099)	$190,949

Impact of conversion of dilutive securities	—	(124,010)	—	(228,614)

Dilutive Net loss	$(20,423)	$(19,779)	$(19,099)	$(37,665)

Net (loss) income per share
Basic	$(0.04)	$0.22	$(0.04)	$0.42
Diluted	$(0.04)	$(0.03)	$(0.04)	$(0.06)

Basic weighted average shares outstanding	567,125,022	464,133,903	532,499,776	460,061,022
Dilutive potential common stock outstanding
Stock-based awards	—	4,649,548	—	7,003,387
2023 Notes	—	4,617,646	—	4,617,646
2025 Notes	—	39,689,142	—	39,689,142
PHC Notes	—	65,718,303	—	65,816,535
Energy Capital Option	—	21,164,986	—	23,690,945
Warrants	—	1,357,430	—	3,463,862
Diluted weighted average shares outstanding	567,125,022	601,330,959	532,499,776	604,342,540

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based awards	31,785,464	13,900,070	31,785,464	11,142,459
PHC Option	—	20,003,765	—	23,161,214
2025 Notes	39,689,142	—	39,689,142	—
Energy Capital Preferred Shares	30,372,058	—	30,372,058	—
Warrants	427,821	427,821	427,821	260,251
Total anti-dilutive shares outstanding	102,274,485	34,331,656	102,274,485	34,563,924

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$43,242	$—	$—	$43,242
Corporate debt securities	11,867	3	(34)	11,836
Asset backed securities	7,479	—	(26)	7,453
Government and agency securities	34,052	—	(63)	33,989
Total	$96,640	$3	$(123)	$96,520

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$41,503	$—	$—	$41,503
Corporate debt securities	32,331	—	(189)	32,142
Asset backed securities	8,363	—	(103)	8,260
Government and agency securities	38,956	—	(386)	38,570
Total	$121,153	$—	$(678)	$120,475

The following are the scheduled maturities as of June 30, 2023 (in thousands):

	Net	Fair
	Carrying Amount	Value
2023 (remaining six months)	$62,529	$62,519
2024	27,362	27,277
2025	6,749	6,724
Total	$96,640	$96,520

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at June 30, 2023 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$2,379	$1,697
Work-in-process	5,408	4,057
Raw materials	1,407	1,552
Total	$9,194	$7,306

The Company charged less than $0.1 million to cost of sales for each of the three and six months ended June 30, 2023 and $0.6 million to cost of sales for each of the three and six months ended June 30, 2022 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Contract manufacturing⁽¹⁾	$4,026	$4,097
Tax credits receivable(2)	1,793	—
Insurance	625	1,243
Unsettled stock issuance proceeds	369	—
Clinical and Preclinical	255	924
Interest receivable	241	336
Rent and utilities	150	132
Accounting and Audit	48	270
Other	235	426
Total prepaid expenses and other current assets	$7,742	$7,428

(1)	Includes deposits to contract manufacturers for manufacturing process.
(2)	Refundable employee retention credits, enacted under the CARES Act.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development	$5,367	$3,502
Compensation and benefits	2,558	4,699
Professional and administration services	2,381	1,053
Contract manufacturing	2,105	2,480
Interest on notes payable	1,232	2,050
Product warranty and replacement obligations	494	781
Operating lease	483	725
Sales and marketing services	266	149
Other	—	14
Total accrued expenses and other current liabilities	$14,886	$15,453

10.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease. In May 2023, the Company amended our lease, extending the lease term through May 31, 2033, and obtained a tenant improvement allowance of $1.3 million. The Company accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date, which resulted in an increase of $2.5 million to the ROU asset, and an increase of $3.8 million to the lease liability. The Company has one option to extend the term for an additional period of five years beginning on June 1, 2033. The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred rent.

Operating lease expense for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively.

The following table summarizes the lease assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2023	2022
Assets
Operating lease ROU assets	Deposits and other assets	$5,340	$3,032
Tenant improvement allowance receivable	Deposits and other assets	1,312	—
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$483	$725
Non-current operating lease liabilities	Other non-current liabilities	6,408	2,689
Total operating lease liabilities		$6,891	$3,414

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of June 30, 2023 (in thousands):

2023 (remaining 6 months)	$594
2024	912
2025	939
2026	967
2027	996
Thereafter	5,934
Total	10,342
Less: Present value adjustment	(3,451)
Present value of lease liabilities	$6,891

The following table summarizes the weighted-average lease term and weighted-average discount rate as of June 30, 2023:

Remaining lease term (years)	2023
Operating leases	9.7
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

At each June 30, 2023 and December 31, 2022, the warranty reserve was $0.5 million and $0.8 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2023, and for the twelve months ended December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Balance at beginning of the period	$781	$723
Provision for warranties during the period	62	166
Settlements made during the period	(349)	(108)
Balance at end of the period	$494	$781

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

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

On March 13, 2023, pursuant to the Securities Purchase Agreement with PHC, the Company issued and sold to PHC in a private placement a warrant (the “Purchase Warrant”) to purchase 15,425,750 shares of common stock (the “Purchase Warrant Shares”). The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. On the private placement closing date, the Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company. All or any part of the Purchase Warrant shall is exercisable by the holder at any time and from time to time.

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

Additionally, on March 13, 2023, the Company entered into an Exchange Agreement with PHC, pursuant to which PHC agreed to exchange (the “Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “Exchange Warrant”) to purchase up to 68,525,311 shares of common stock (the “Exchange Warrant Shares”). The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Exchange Warrant Share. All or any part of the Exchange Warrant is exercisable by the holder at any time and from time to time. The number of Exchange Warrant Shares represents the number of shares of common stock previously issuable upon conversion of the PHC Notes, in accordance with the original terms of the notes, including a number of shares in respect of accrued and unpaid interest through the closing date, plus additional shares with a value of $675,000 reflecting a portion of the future interest payments forgone by PHC. On March 31, 2023 (6:00 am Japan Standard Time on April 1, 2023), the Exchange was consummated, and the Company issued the Exchange Warrant to PHC in consideration for the cancellation of the PHC Notes.

The Company determined that the Exchange Warrant shall be classified as equity in accordance with ASC 480 and ASC 815. At March 31, 2023, the Company recorded the estimated fair value of the Exchange Warrant in the amount of $48.6 million as additional paid-in-capital in the Company’s consolidated balance sheets.

As of June 30, 2023, the Purchase Warrant and the Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

The PHC Notes were senior secured obligations of the Company and were guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the initial annual rate of 9.5% is payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate decreased to 8.0% in April 2022 as a result of the Company having obtained FDA approval for the 180-day Eversense E3 system for marketing in the United States. The maturity date for the PHC Notes was October 31, 2024 (the “Maturity Date”). The obligations under the PHC Notes were secured by substantially all of the Company’s and its subsidiary’s assets.

The Note Purchasers were entitled to convert the PHC Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the PHC Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.53 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occured prior to the maturity date, the Company would have been required, in certain circumstances, to increase the conversion rate for a holder electing to convert its PHC Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company would have been required to pay cash in lieu of delivering make whole shares unless the Company obtained stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the PHC Notes would have become redeemable by the Company if the closing sale price of the common stock were to exceed 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest. On or after October 31, 2023, the PHC Notes would have become redeemable by the Company upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which had been added to such amount), plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the Maturity Date or a call premium of 125% if redeemed within six months of the Maturity Date.

The Note Purchase Agreement contained customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contained customary events of default, after which the PHC Notes would have become due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

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

In connection with the issuance of the PHC Notes, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes. There were no conversions of the PHC Notes prior to the exchange of the PHC Notes for the Exchange Warrant described above.

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

The 2025 Notes also contained an embedded conversion option requiring bifurcation as a separate derivative liability, along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the derivative at June 30, 2023 and December 31, 2022 was $1.8 million and $7.9 million, respectively.

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

In January 2021, there were conversions of $6.5 million of outstanding principal amount of the 2025 notes for 4,924,998 shares of common stock. Accordingly, $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt. There were no conversions of 2025 Notes during the six months ended June 30, 2023.

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

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	51,199	(11,892)	(199)	39,108

	December 31, 2022
	Principal ($)	Debt Discount ($)	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(121)	-	15,579
2025 Notes	51,199	(15,029)	(252)	35,918
PHC Notes	35,000	(13,698)	(837)	20,465

Interest expense related to the notes payable for the six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	Six Months Ended June 30, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	1,344	3,146	53	4,543
PHC Notes	8.00%	700	1,442	88	2,230
Total		2,113	4,708	141	6,962

	Six Months Ended June 30, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	412	673	-	1,085
2025 Notes	5.25%	1,330	2,625	44	3,999
PHC Notes	8.00%	1,531	2,246	137	3,914
PPP Loan	1.00%	6	-	-	6
Total		3,279	5,545	181	9,005

The following are the scheduled maturities of the Company’s notes payable as of June 30, 2023 (in thousands):

2023 (remaining six months)	$—
2024	—
2025	51,199
Total	$51,199

13.	Stockholders’ Equity (Deficit)

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. In 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement.

14. Stock-Based Compensation

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of June 30, 2023, 28,775,002 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2023, 201,569 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. On May 3, 2023, the Company issued 2,525,000 shares under the Commercial Equity Plan. As of June 30, 2023, 7,475,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of June 30, 2023, there were 17,760,078 shares of common stock available for issuance under the 2016 ESPP. For the six months ended June 30, 2023, there were purchases of 86,816 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 1,217,348 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$25,007	$25,007	—	—
Commercial paper	43,242	—	43,242	—
Corporate debt securities	11,836	—	11,836	—
Asset backed securities	7,453	—	7,453	—
Government and agency securities	33,989	33,989	—	—
Liabilities
Embedded features of the 2025 Notes	$1,792	$—	—	1,792

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$34,658	$34,658	—	—
Commercial paper	41,503	—	41,503	—
Corporate debt securities	32,142	—	32,142	—
Asset backed securities	8,260	—	8,260	—
Government and agency securities	38,570	31,627	6,943	—
Liabilities
Embedded features of the 2023 Notes	$20	$—	20	—
Embedded features of the PHC Notes	44,191	—	—	44,191
Embedded features of the 2025 Notes	7,859	—	—	7,859
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2022	$52,050
Gain on change in fair value of embedded features of the PHC Notes	(44,191)
Gain on change in fair value of embedded features of the 2025 Notes	(6,067)
June 30, 2023	$1,792

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at June 30, 2023 and December 31, 2022:

		As of June 30, 2023
		2025 Notes
Unobservable Inputs	`	Assumptions
Stock price volatility		40.0%
Probabilities of conversion provisions		5.0 - 85.0%
Credit spread		8.7%

		As of December 31, 2022
		2025 Notes	PHC Notes
Unobservable Inputs		Assumptions	Assumptions
Stock price volatility		110.0%	99.0%
Probabilities of conversion provisions		5.0 - 10.0%	5.0 - 10.0%
Credit spread		13.96%	13.96%
Recovery rate		-1.56%	-5.51%

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2023 or June 30, 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2023 and December 31, 2022.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023 (see Note 12 for further discussion). Ascensia, through the ownership interests of its parent company, PHC, is a related party. Revenue from Ascensia during the six months ended June 30, 2023 and 2022 was $7.5 million and $5.7 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia, $0.3 million and $0.1 million during six months ended June 30, 2023 and 2022, respectively under this arrangement.

The amount due from Ascensia as of June 30, 2023 and December 31, 2022 was $3.0 million and $2.3 million, respectively. The amount due to Ascensia as of June 30, 2023 and December 31, 2022 was $0.6 million and $0.9 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure, other than those described below.

2025 Notes Exchange Agreements

On August 10, 2023 the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding

5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders have agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The Exchanged Notes are presently convertible into an aggregate of approximately 23.3 million shares. The number of Exchange Shares to be issued to the Noteholders will be determined based upon the volume-weighted average price per share of the Common Stock during a 15-day averaging period commencing on August 11, 2023.  The maximum number of Exchange Shares that may be issued is 10% of the Company’s common stock outstanding as of August 10, 2023 (the “Exchange Share Cap”). If the average trading price over the averaging period would otherwise result in the number of shares to be issued exceeding the Exchange Share Cap, the amount of the Exchanged Notes will be proportionally reduced. The Exchanges are subject to customary closing conditions and are expected to close on or about September 5, 2023.

At-the-Market Offering Program

As previously disclosed, in November 2021, the Company entered into an Open Market Sale Agreement with Jefferies, pursuant to which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the Open Market Sale Agreement, effective as of August 7, 2023. Prior to termination, the Company had sold an aggregate of 25,105,562 shares under the Open Market Sale Agreement, resulting in gross proceeds of approximately $43.4 million, before deducting commissions and offering expenses. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the Open Market Sale Agreement.

On August 10, 2023, the Company entered into the Equity Distribution Agreement with Goldman Sachs & Co. LLC, which will enable the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, for a maximum aggregate offering amount of up to $106.6 million (the “ATM Program”).

 The shares will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. The Registration Statement has not yet been declared effective by the Commission and no sales may be made until such time as the Registration Statement is declared effective. The Registration Statement, once effective, will provide for the issuance of common stock from time to time, in one or more transactions, in the aggregate offering amount of $106.6 million, inclusive of the $106.6 million pursuant to the ATM Program.

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

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 CGM system would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In July 2022, CMS provided temporary G-codes to enable immediate access to Eversense E3 for all eligible Medicare beneficiaries. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense E3 CGM system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (together “Roche”), which included Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our then current distribution agreement with Rubin Medical, which included Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

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

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are generally paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

Revenue from product sales is recognized at a point in time when the Customers obtain control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Contracts with our distributors contain performance obligations, mostly for the supply of goods, and is typically satisfied upon transfer of control of the product. Additionally, a portion of revenue is recognized through our consignment program whereas small quantities of inventory are maintained securely at various health care provider locations within the United States. Under this model, the Company does not recognize revenue upon shipment of product. Rather, revenue is recognized when the product is consumed by a patient.

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

Concentration of Revenue and Customers

For the three months ended June 30, 2023 and 2022, the Company derived 89% and 96%, respectively, of its total revenue from one customer, Ascensia. For the six months ended June 30, 2023, and 2022, the Company derived 91% and 93%, respectively of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,793	43.5%	$3,955	47.9%
Outside of the United States	2,333	56.5	4,308	52.1
Total	$4,126	100.0%	$8,263	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,207	32.5%	$1,974	31.9%
Outside of the United States	2,507	67.5	4,222	68.1
Total	$3,714	100.0%	$6,196	100.0%

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Period-to-
	2023	2022	Period Change

	(in thousands)		(in thousands)
Revenue, net	$437	$137	$300
Revenue, net - related parties	3,689	3,577	112
Total revenue	4,126	3,714	412
Cost of sales	3,709	2,890	819
Gross profit	417	824	(407)

Expenses:
Research and development expenses	12,830	9,299	3,531
Selling, general and administrative expenses	7,455	8,561	(1,106)
Operating loss	(19,868)	(17,036)	(2,832)
Other income (expense), net:
Interest income	1,311	241	1,070
Gain on fair value adjustment of option	—	28,224	(28,224)
Exchange related gain, net	—	—	—
Interest expense	(2,310)	(4,510)	2,200
Gain on change in fair value of derivatives	289	96,548	(96,259)
Impairment cost, net	—	816	(816)
Other income (expense)	155	(52)	207
Total other income (expense), net	(555)	121,267	(121,822)
Net (Loss) Income	$(20,423)	$104,231	$(124,654)

Total revenue

Our total revenue increased to $4.1 million for the three months ended June 30, 2023, compared to $3.7 million for the three months ended June 30, 2022, an increase of $0.4 million. This increase was primarily due to the launch of Eversense E3 outside of the United States in the third quarter of 2022 driving higher revenue in the current year.

Cost of sales and gross profit

Our cost of sales increased to $3.7 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022. Our gross profit decreased to $0.4 million for the three months ended June 30, 2023, compared to $0.8 million for the three months ended June 30, 2022. Gross profit as a percentage of revenue, or gross margin, was 10.1% and 22.2% for the three months ended June 30, 2023 and June 30, 2022, respectively. The reduction in gross margin was primarily driven by an increase in the revenue share percentage due to Ascensia, sales channel mix and increased manufacturing and logistics costs.

Research and development expenses

Research and development expenses were $12.8 million for the three months ended June 30, 2023, compared to $9.3 million for the three months ended June 30, 2022, an increase of $3.5 million. The increase was primarily due to investments in next generation technologies including a $3.1 million increase in clinical studies activities and a $0.4 million increase in research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.5 million for the three months ended June 30, 2023, compared to $8.6 million for three months ended June 30, 2022, a decrease of $1.1 million. The decrease was primarily the result of a $1.0 million reduction in personnel spend primarily driven by payroll tax credits, lower recruiting costs and a $0.1 million reduction in insurance premiums.

Total other income (expense), net

Total other expense, net, was $0.6 million for the three months ended June 30, 2023, compared to other income, net, of $121.3 million for the three months ended June 30, 2022, a decrease in other income of $121.8 million. The change was primarily due to a $28.2 million change in the fair value adjustment of options, a $96.3 million change in the fair value of derivatives, and a $0.8 million change in impairment cost partially offset by an increase in interest income (expense), net, of $3.3 million and an increase of $0.2 million in other income (expense), net.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Period-to-
	2023	2022	Period Change

	(in thousands)
Revenue, net	$750	$429	$321
Revenue, net - related parties	7,513	5,767	1,746
Total revenue	8,263	6,196	2,067
Cost of sales	7,433	4,845	2,588
Gross profit	830	1,351	(521)

Expenses:
Research and development expenses	25,235	17,103	8,132
Selling, general and administrative expenses	15,173	16,445	(1,272)
Operating loss	(39,578)	(32,197)	(7,381)
Other (expense) income, net:
Interest income	2,420	334	2,086
Gain on fair value adjustment of option	—	49,925	(49,925)
Exchange related gain, net	18,776	—	18,776
Interest expense	(6,962)	(9,005)	2,043
Gain on change in fair value of derivatives	6,067	181,117	(175,050)
Impairment cost	—	846	(846)
Other income (expense)	178	(71)	249
Total other (expense) income, net	20,479	223,146	(202,667)
Net (Loss) Income	$(19,099)	$190,949	$(210,048)

Total revenue

Our total revenue increased to $8.3 million for the six months ended June 30, 2023, compared to $6.2 million for the six months ended June 30, 2022, an increase of $2.1 million. This increase was primarily due to the launch of Eversense E3 outside of the United States in the third quarter of 2022 driving higher revenue in the current year.

Cost of sales and gross profit

Our cost of sales were $7.4 million for the six months ended June 30, 2023 compared to $4.8 million for the six months ended June 30, 2022, an increase of $2.6 million. Our gross profit decreased to $0.8 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. Gross profit as a percentage of revenue, or gross margin, was 10.0% and 21.8% for the six months ended June 30, 2023 and June 20, 2022, respectively. The reduction in gross margin was primarily driven by an increase in the revenue share percentage due to Ascensia, sales channel mix and increased manufacturing and logistics costs.

Research and development expenses

Research and development expenses were $25.2 million for the six months ended June 30, 2023, compared to $17.1 million for the six months ended June 30, 2022, an increase of $8.1 million. The increase was primarily due to investments for next generation technologies including a $5.9 million increase in clinical studies activities, an increase of $2.2 million in personnel costs, consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.2 million for the six months ended June 30, 2023, compared to $16.4 million for six months ended June 30, 2022, a decrease of $1.2 million. The decrease was primarily due to a $0.7 million reduction in personnel costs primarily driven by payroll tax credits, a $0.4 million reduction in other general and administrative costs to include recruiting and associated employee overhead and local tax expenses, and a $0.3 million reduction in other sales and marketing costs partially offset by $0.2 million of increased costs for customer support and mobile app enhancements.

Total other income (expense), net

Total other income (expense), net, was $20.5 million for the six months ended June 30, 2023, compared to other income (expense), net, of $223.1 million for the six months ended June 30, 2022, a change of $202.6 million. The change was primarily due to a $175.1 million change in fair value of derivatives, a $49.9 million change in fair value of option, and $0.8 million in impairment cost offset by an $18.8 million net gain on the extinguishment of PHC notes, an increase in interest income (expense), net, of $4.1 million and an increase of $0.2 million in other income (expense), net.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the period ending June 30, 2023, the Company had gross profit of $0.4 million and an accumulated deficit of $828.0 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $125.1 million.

On August 10, 2023 the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders have agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The Exchanged Notes are presently convertible into an aggregate of approximately 23.3 million shares. The number of Exchange Shares to be issued to the Noteholders will be determined based upon the volume-weighted average price per share of the Common Stock during a 15-day averaging period commencing on August 11, 2023.  The maximum number of Exchange Shares that may be issued is 49,303,648 shares, representing 10% of the Company’s common stock outstanding as of August 10, 2023 (the “Exchange Share Cap”). If the average trading price over the averaging period would otherwise result in the number of shares to be issued exceeding the Exchange Share Cap, the amount of the Exchanged Notes will be proportionally reduced. The Exchanges are subject to customary closing conditions and are expected to close on or about September 5, 2023.

Assuming the successful consummation of the Exchanges, upon completion of the Exchanges, we anticipate that the restrictive covenants of the 2025 Notes will no longer be applicable, including limitations on indebtedness, and that approximately $19.2 million aggregate principal amount of the 2025 Notes will remain outstanding.

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. The Registration Statement has not yet been declared effective by the Commission and no sales may be made until such time as the Registration Statement is declared effective. The Registration Statement, once effective, will provide for the issuance of common stock from time to time, in one or more transactions, in the aggregate offering amount of $106.6 million, inclusive of the $106.6 million pursuant to the ATM Program.

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. For the six months ended June 30, 2022, Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the Open Market Sale Agreement, effective as of August 7, 2023. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement

On November 9, 2020, the Company entered into the Equity Line Agreement with Energy Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, including that the Company have less than $8.0 million of cash, cash equivalents and other available credit (aside from availability under the Equity Line Agreement), the Company had the right, at its sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company was not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. The excess of the Purchase Price and the fair value of the Energy Capital option in the total amount of $37.6 million was recorded in additional-paid-in-capital.

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

Common Stock

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the six months ended June 30, 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. For the six months ended June 30, 2022, Company received $8.0 million in net proceeds from the sale of 3,077,493 shares of its common stock under the 2021 Sales Agreement.

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

The following table summarizes our outstanding convertible notes at June 30, 2023:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2025 Notes	July 1, 2019	5.25%	$51.2	January 15, 2025	757.5758	$1.32

As described above, on August 10, 2023, we entered into a series of exchange agreements with certain holders of the 2025 Notes to exchange an aggregate principal amount of up to $30.8 million of 2025 Notes for a combination of cash and newly issued shares of common stock. For additional information on the 2025 Notes, see Note 12—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

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

We believe that our existing agreements, including the transactions with PHC, evidence the mutual commitment of PHC and the Company to support the commercialization of Eversense and specifically for the Company, provide the financial resources for manufacturing of Eversense and continued product development. We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current operating plans into 2025. As part of our liquidity strategy, we will continue to monitor our capital structure and market conditions going forward and we may access the debt and equity or equity linked markets for additional funding if the opportunity arises to enhance our capital structure, for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(37,832)	$(34,341)
Net cash provided by investing activities	25,871	42,108
Net cash provided by financing activities	4,719	4,197
Net (decrease) increase in cash and cash equivalents	$(7,242)	$11,964

Net cash used in operating activities

Net cash used in operating activities was $37.8 million for the six months ended June 30, 2023 and consisted of a net loss of $19.1 million, $18.8 million net gain on the exchange of the PHC Notes, a $6.1 million gain on change in the fair value of the 2025 Notes embedded derivative, a net change in operating assets and liabilities of $2.4 million (most notably increases in accounts receivable of $1.2 million and inventory of $1.8 million), partially offset by $3.9 million related to depreciation/amortization and other non-cash items and $4.7 million of stock-based compensation.

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

Net cash provided by investing activities

Net cash provided by investing activities was $25.9 million for the six months ended June 30, 2023 and primarily consisted of $87.7 million in proceeds from the sale and maturity of marketable securities, partially offset by $61.8 million in purchase of marketable securities.

Net cash provided by investing activities was $42.1 million for the six months ended June 30, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash provided (used in) by financing activities

Net cash provided in financing activities was $4.7 million for the six months ended June 30, 2023, and primarily consisted of $7.4 million in proceeds from issuance of common stock and $14.7 million in proceeds from issuance of the PHC Purchase Warrant, partially offset by $15.7 million for the repayment of the 2023 Notes, $0.1 million for issuance of stock options, and $1.6 million related to the settlement of equity awards.

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2022, and primarily consisted of $8.0 million from the issuance of common stock and $0.3 million for proceeds related to the exercise of stock options and warrants, partially offset by $2.9 million in repayment of the PPP loan and $1.2 million related to the settlement of equity awards.

Contractual Obligations

As of June 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023 and the parties are briefing the appeal.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Our recent exchange agreements with certain holders of our 2025 Notes will result in additional dilution and could cause our stock price to decline.

On August 10, 2023, we entered into a series of exchange agreements with certain holders of our 2025 Notes, pursuant to which these noteholders have agreed to exchange an aggregate principal amount of up to $30.8 million of 2025 Notes for a combination of cash and newly issued shares of common stock. The number of shares we issue in connection with these exchanges will be based on the average price of our common stock over the ensuing 15 trading day period, subject to a total limit of 10% of our outstanding shares of common stock outstanding as of August 10, 2023. The number of shares that we issue in connection with these exchanges will exceed the number of shares currently underlying the 2025 Notes being exchanged, resulting in incremental dilution to our common stockholders. Additionally, the shares that we issue to these noteholders will generally be eligible for immediate resale in the open market without restriction, which could potentially increase the number of shares sold over the near term and could cause our stock price to decline. Additionally, if as result of declines in our stock price, the total amount of 2025 Notes repurchased in these exchanges is less than we anticipate, we may not realize the full benefits that we anticipate from these transactions, including the overall level of debt reduction and the elimination of restrictive covenants under the 2025 Notes.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

2025 Notes Exchange Agreements

On August 10, 2023 the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders have agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The Exchanged Notes are presently convertible into an aggregate of approximately 23.3 million shares. The number of Exchange Shares to be issued to the Noteholders will be determined based upon the volume-weighted average price per share of the Common Stock during a 15-day averaging period commencing on August 11, 2023.  The maximum number of Exchange Shares that may be issued is 10% of the Company’s common stock outstanding as of August 10, 2023 (the “Exchange Share Cap”). If the average trading price over the averaging period would otherwise result in the number of shares to be issued exceeding the Exchange Share Cap, the amount of the Exchanged Notes will be proportionally reduced. The Exchanges are subject to customary closing conditions and are expected to close on or about September 5, 2023.

The foregoing description of the Exchange Agreements and the Exchanges contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the form of Exchange Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.1 and the terms of which are incorporated herein by reference.

The Exchange Shares were offered, and will be sold, pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction by an issuer not involving a public offering.

At-the-Market Offering Program

As previously disclosed, in November 2021, the Company entered into an Open Market Sale Agreement with Jefferies, pursuant to which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the Open Market Sale Agreement, effective as of August 7, 2023. Prior to termination, the Company had sold an aggregate of 25,105,562 shares under the Open Market Sale Agreement, resulting in gross proceeds of approximately $43.4 million, before deducting commissions and offering expenses. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the Open Market Sale Agreement.

On August 10, 2023, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC, which will enable the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, for a maximum aggregate offering amount of up to $106.6 million (the “ATM Program”).

 The shares will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. The Registration Statement has not yet been declared effective by the Commission and no sales may be made until such time as the Registration Statement is declared effective. The Registration Statement, once effective, will provide for the issuance of common stock from time to time, in one or more transactions, in the aggregate offering amount of $106.6 million, inclusive of the $106.6 million pursuant to the ATM Program.

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

10.1*	Form of Exchange Agreement, dated August 10, 2023
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: August 10, 2023	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)