Form 10-Q
period 2023-09-30
Senseonics Holdings, Inc.
filed 2023-11-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

There were 528,281,405 shares of common stock, par value $0.001, outstanding as of November 3, 2023.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4: Controls and Procedures	39

PART II: Other Information	40

ITEM 1: Legal Proceedings	40

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3: Defaults Upon Senior Securities	41

ITEM 4: Mine Safety Disclosures	41

ITEM 5: Other Information	41

ITEM 6: Exhibits	41

SIGNATURES	43

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$55,759	$35,793
Short term investments, net	69,648	108,222
Accounts receivable, net	701	127
Accounts receivable, net - related parties	2,749	2,324
Inventory, net	9,726	7,306
Prepaid expenses and other current assets	7,557	7,428
Total current assets	146,140	161,200

Deposits and other assets	6,991	3,108
Long term investments, net	—	12,253
Property and equipment, net	934	1,112
Total assets	$154,065	$177,673
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,669	$419
Accrued expenses and other current liabilities	14,356	14,616
Accrued expenses and other current liabilities, related parties	277	837
Note payable, current portion, net	—	15,579
Derivative liability, current portion	—	20
Total current liabilities	17,302	31,471

Long-term debt and notes payables, net	40,485	56,383
Derivative liabilities	245	52,050
Other liabilities	6,312	2,689
Total liabilities	64,344	142,593

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 12,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 528,176,273 shares and 479,637,138 shares issued and outstanding as of September 30, 2023 and December 31, 2022	528	480
Additional paid-in capital	903,665	806,488
Accumulated other comprehensive loss	(59)	(678)
Accumulated deficit	(852,069)	(808,866)
Total stockholders’ equity (deficit)	52,065	(2,576)
Total liabilities and stockholders’ equity	$154,065	$177,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue, net	$426	$126	$1,176	$555
Revenue, net - related parties	5,671	4,496	13,184	10,263
Total revenue	6,097	4,622	14,360	10,818
Cost of sales	4,925	3,866	12,358	8,711
Gross profit	1,172	756	2,002	2,107

Expenses:
Research and development expenses	12,769	10,985	38,003	28,088
Selling, general and administrative expenses	7,425	7,340	22,598	23,785
Operating loss	(19,022)	(17,569)	(58,599)	(49,766)
Other income (expense), net:
Interest income	1,460	544	3,879	878
Gain (Loss) on fair value adjustment of option	—	(8,592)	—	41,333
Exchange related gain (loss), net	(4,569)	—	14,207	—
Interest expense	(2,425)	(4,801)	(9,388)	(13,806)
Gain (Loss) on change in fair value of derivatives	438	(28,948)	6,505	152,169
Impairment cost, net	—	(984)	—	(138)
Other income (expense)	15	(41)	194	(112)
Total other (expense) income, net	(5,081)	(42,822)	15,397	180,324

Net (Loss) Income	(24,103)	(60,391)	(43,202)	130,558
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	61	(57)	619	(973)
Total other comprehensive gain (loss)	61	(57)	619	(973)
Total comprehensive (loss) income	$(24,042)	$(60,448)	$(42,583)	$129,585

Basic net (loss) income per common share	$(0.04)	$(0.13)	$(0.08)	$0.28
Basic weighted-average shares outstanding	592,452,262	472,475,747	552,703,546	464,244,736

Diluted net loss per common share	$(0.04)	$(0.13)	$(0.08)	$(0.10)
Diluted weighted-average shares outstanding	592,452,262	472,475,747	552,703,546	608,345,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional	Accumulated		Total	Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended September 30, 2022:
Balance, June 30, 2022	465,326	$465	$776,640	$(1,128)	$(760,036)	$15,941	$—
Issuance of common stock, net of issuance costs	12,084	12	26,427	—	—	26,439	—
Exercise of stock options and warrants	681	1	711	—	—	712	—
Issued common stock for vested RSUs and ESPP purchase	121	—	69	—	—	69	—
Stock-based compensation expense	—	—	2,222	—	—	2,222	—
Net loss	—	—	—	—	(60,391)	(60,391)	—
Other comprehensive loss, net of tax	—	—	—	(57)	—	(57)	—
Balance, September 30, 2022	478,212	$478	$806,069	$(1,185)	$(820,427)	$(15,065)	$—

Nine months ended September 30, 2022:
Balance, December 31, 2021	447,282	$447	$765,215	$(212)	$(950,985)	$(185,535)	$—
Issuance of common stock, net of issuance costs	15,161	15	34,428	—	—	34,443	—
Exercise of stock options and warrants	9,892	10	941	—	—	951	—
Issued common stock for vested RSUs and ESPP purchase	6,970	7	125	—	—	132	—
Stock-based compensation expense	—	—	6,543	—	—	6,543	—
Shares withheld related to net share settlement of equity awards	(1,093)	(1)	(1,183)	—	—	(1,184)	—
Net income	—	—	—	—	130,558	130,558	—
Other comprehensive loss, net of tax	—	—	—	(973)	—	(973)	—
Balance, September 30, 2022	478,212	$478	$806,069	$(1,185)	$(820,427)	$(15,065)	$—

Three months ended September 30, 2023:
Balance, June 30, 2023	492,827	$493	$880,129	$(120)	$(827,965)	$52,537	$37,656
Issued common stock for vested RSUs and ESPP purchase	210	1	117	—	—	118	—
Exercise of stock options and warrants	—	—	5	—	—	5	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002	—
Issuance of warrants, net of issuance costs	—	—	363	—	—	363	—
Stock-based compensation expense	—	—	2,084	—	—	2,084	—
Net loss	—	—	—	—	(24,103)	(24,103)	—
Other comprehensive income, net of tax	—	—	—	61	—	61	—
Balance, September 30, 2023	528,176	$528	$903,665	$(59)	$(852,069)	$52,065	$37,656

Nine months ended September 30, 2023:
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,581	6	199	—	—	205	—
Issuance of warrants, net of issuance costs	—	—	63,645	—	—	63,645	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002	—
Stock-based compensation expense	—	—	6,735	—	—	6,735	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,601)	—	—	(1,603)	—
Other	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	(43,202)	(43,202)	—
Other comprehensive income, net of tax	—	—	—	619	—	619	—
Balance, September 30, 2023	528,176	$528	$903,665	$(59)	$(852,069)	$52,065	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(43,202)	$130,558
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	641	751
Non-cash interest expense (debt discount and deferred costs)	6,581	8,858
Net amortization of premiums and accretion of discounts on marketable securities	(2,253)	—
Gain on change in fair value of derivatives	(6,505)	(152,169)
Gain on fair value adjustment of option	—	(41,333)
Exchange related (gain) loss, net	(14,207)	—
Impairment of option, net	—	138
Stock-based compensation expense	6,735	6,543
Provision for inventory obsolescence and net realizable value	89	—
Loss on disposal of assets	5	—
Other	56	—
Changes in assets and liabilities:
Accounts receivable	(998)	(151)
Prepaid expenses and other current assets	(129)	504
Inventory	(2,509)	(941)
Deposits and other assets	(342)	163
Accounts payable	669	(519)
Accrued expenses and other liabilities	1,161	(1,070)
Accrued interest	(292)	(257)
Operating lease liabilities	(596)	—
Net cash used in operating activities	(55,096)	(48,925)
Cash flows from investing activities
Capital expenditures	(180)	(255)
Purchase of marketable securities	(68,537)	(82,807)
Proceeds from sale and maturity of marketable securities	122,235	102,594
Net cash provided by investing activities	53,518	19,532
Cash flows from financing activities
Issuance of common stock, net of issuance costs	7,376	34,443
Issuance of stock options, net of issuance costs	71	1,083
Taxes paid related to net share settlement of equity awards	(1,603)	(1,184)
Repayment of 2023 Notes	(15,700)	—
Repayment of 2025 Notes	(7,500)	—
Repayment of term loans	—	(2,926)
Proceeds from issuance of Loan and Security Agreement, net	24,446	—
Payment of debt issuance costs	(244)	—
Proceeds from issuance of warrants, net	14,698	—
Net cash provided by financing activities	21,544	31,416
Net increase in cash, cash equivalents	19,966	2,023
Cash, cash equivalents, at beginning of period	35,793	33,461
Cash, cash equivalents, at ending of period	$55,759	$35,484

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,100	$5,137
Lease liabilities arising from obtaining right-of-use assets	3,831	2,944
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in exchange for PHC Notes	48,564	—
Issuance of warrants for Loan and Security Agreement	364	—
Issuance of common stock converted from 2025 Notes	21,002	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit (loss) of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the three months ending September 30, 2023, the Company had gross profit of $1.2 million and an accumulated deficit of $852.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $125.4 million.

On September 8, 2023 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders") and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan Agreement. The loans under the Loan Agreement mature on September 1, 2027 (the “Maturity Date”).

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The number of Exchange Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of September 30, 2023, no sales have been made under the Equity Distribution Agreement.

In November 2021, the Company entered into an Open Market Sale Agreement, (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies received commissions up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. For the nine months ended September 30, 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement. Effective August 7, 2023, the Company and Jefferies mutually agreed to terminate the 2021 Sales Agreement. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

On November 9, 2020, the Company entered into an Equity Line Agreement (the “Equity Line Agreement”) with Energy Capital, LLC, a Florida limited liability company (“Energy Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated series B convertible preferred stock (the “Series B Preferred Stock”) at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, the Company had the right, at its sole discretion, to present Energy Capital with a purchase notice (each, a “Regular Purchase Notice”) directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at a per share price (the “Purchase Price”) equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company was not permitted to affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. The excess of the Purchase Price and the fair value of the Energy Capital option in the total amount of $37.6 million was recorded in additional-paid-in-capital as convertible preferred stock.

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022 and the option was not exercised. As described in Note 12, on March 13, 2023, the Company entered into an Exchange Agreement (the “PHC Exchange Agreement”) with PHC, pursuant to which PHC agreed to exchange (the “PHC Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of the Company’s common stock, $0.001 par value per share (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. On March 31, 2023, the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2023, and December 31, 2022, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. The interim results for September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets, deferred taxes and valuation allowances, fair value of investments, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,930	64.5%	$7,885	54.9%
Outside of the United States	2,167	35.5	6,475	45.1
Total	$6,097	100.0%	$14,360	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,934	41.8%	$3,908	36.1%
Outside of the United States	2,688	58.2	6,910	63.9
Total	$4,622	100.0%	$10,818	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable –

related parties, net as of September 30, 2023 and December 31, 2022 included unbilled accounts receivable of $1.3 million and $1.7 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended September 30, 2023 and 2022, the Company derived 93% and 97%, respectively, of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2023 and 2022, the Company derived 92% and 95%, respectively of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net income (loss) per share for the three and nine months ended September 30, 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(24,103)	$(60,391)	$(43,202)	$130,558

Impact of conversion of dilutive securities	—	—	—	(188,563)

Dilutive Net loss	$(24,103)	$(60,391)	$(43,202)	$(58,005)

Net (loss) income per share
Basic	$(0.04)	$(0.13)	$(0.08)	$0.28
Diluted	$(0.04)	$(0.13)	$(0.08)	$(0.10)

Basic weighted average shares outstanding	592,452,262	472,475,747	552,703,546	464,244,736
Dilutive potential common stock outstanding
Stock-based awards	—	—	—	6,499,671
2023 Notes	—	—	—	4,617,646
2025 Notes	—	—	—	39,211,358
PHC Notes	—	—	—	67,625,174
Energy Capital Option	—	—	—	23,335,635
Warrants	—	—	—	2,811,493
Diluted weighted average shares outstanding	592,452,262	472,475,747	552,703,546	608,345,713

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based awards	31,953,024	24,940,972	31,953,024	10,426,560
2023 Notes	—	4,617,646	—	—
2025 Notes	15,622,814	39,211,358	15,622,814	—
PHC Notes	—	68,322,952	—	—
PHC Option	—	31,512,605	—	22,717,076
Energy Capital Option	—	30,372,058	—	—
Energy Capital Preferred Shares	30,372,058	—	30,372,058	—
Warrants	1,260,183	3,177,821	1,260,183	427,821
Total anti-dilutive shares outstanding	79,208,079	202,155,412	79,208,079	33,571,457

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$26,281	$—	$—	$26,281
Corporate debt securities	7,944	—	(24)	7,920
Asset backed securities	—	—	—	—
Government and agency securities	35,482	—	(35)	35,447
Total	$69,707	$—	$(59)	$69,648

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$41,503	$—	$—	$41,503
Corporate debt securities	32,331	—	(189)	32,142
Asset backed securities	8,363	—	(103)	8,260
Government and agency securities	38,956	—	(386)	38,570
Total	$121,153	$—	$(678)	$120,475

The following are the scheduled maturities as of September 30, 2023 (in thousands):

	Net	Fair
	Carrying Amount	Value
2023 (remaining three months)	$36,156	$39,231
2024	33,551	30,417
Total	$69,707	$69,648

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at September 30, 2023 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$2,440	$1,697
Work-in-process	5,981	4,057
Raw materials	1,305	1,552
Total	$9,726	$7,306

The Company charged less than $0.1 million to cost of sales for each of the three and nine months ended September 30, 2023 and $0.5 million to cost of sales for each of the three and nine months ended September 30, 2022 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Contract manufacturing⁽¹⁾	$4,577	$4,097
Tax credits receivable(2)	1,793	—
Insurance	340	1,243
Clinical and Preclinical	180	924
Interest receivable	218	336
Rent and utilities	151	132
Research and development	135	67
Accounting and Audit	117	270
Other	46	359
Total prepaid expenses and other current assets	$7,557	$7,428

(1)	Includes deposits to contract manufacturers for manufacturing process.
(2)	Refundable employee retention credits, enacted under the CARES Act.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development	$4,168	$3,502
Professional and administrative services	3,947	1,053
Compensation and benefits	3,569	4,699
Contract manufacturing	1,396	2,480
Product warranty and replacement obligations	517	781
Operating lease	413	725
Interest on notes payable	381	149
Sales and marketing services	242	2,050
Other	—	14
Total accrued expenses and other current liabilities	$14,633	$15,453

10.	Leases

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

Operating lease expense for the nine months ended September 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively.

The following table summarizes the lease assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2023	2022
Assets
Operating lease ROU assets	Deposits and other assets	$5,261	$3,032
Tenant improvement allowance receivable	Deposits and other assets	1,312	—
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$413	$725
Non-current operating lease liabilities	Other non-current liabilities	6,312	2,689
Total operating lease liabilities		$6,725	$3,414

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of September 30, 2023 (in thousands):

2023 (remaining 3 months)	$283
2024	912
2025	939
2026	967
2027	996
Thereafter	5,934
Total	10,031
Less: Present value adjustment	(3,306)
Present value of lease liabilities	$6,725

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2023:

Remaining lease term (years)	2023
Operating leases	9.6
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

At each September 30, 2023 and December 31, 2022, the warranty reserve was $0.5 million and $0.8 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2023, and for the twelve months ended December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Balance at beginning of the period	$781	$723
Provision for warranties during the period	136	166
Settlements made during the period	(400)	(108)
Balance at end of the period	$517	$781

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders"), pursuant to which the Lenders have agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Loan Agreement. The loans under the Loan Agreement mature on September 1, 2027 (the “Maturity Date”).

The loans under the Loan Agreement bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 1.40% and (ii) 9.90%. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through (a) initially, September 1, 2026 and (b) if the Company satisfies the Interest Only Extension Conditions (as defined in the Loan Agreement), the Maturity Date. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date.

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Loan Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Effective Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Effective Date, and 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the Effective Date and prior to the Maturity Date. In addition, the Company paid a $375,000 facility fee upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan or Tranche 3 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to 6.95% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The end of term fee is accreted to interest expense over the term of the loans.

The Company’s obligations under the Loan Agreement are secured, by a first-priority security interest in substantially all of its assets. The Loan Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 30% of the outstanding loan amount under the Loan Agreement. The Loan Agreement also contains a performance covenant, commencing on July 1, 2024, that requires the Company to generate net product revenue on a trailing six-month basis in excess of specified percentage for applicable measuring periods, subject to certain exceptions.

In addition, the Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to them as secured creditors of the Company.

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Warrants”) to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share (the “Warrant Shares”). The Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan Agreement were allocated between the Tranche 1 Loan and the Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan that is being amortized as additional interest expense over the term of the loan agreement using the effective interest method.

In connection with Loan Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the initial term loan using an effective interest rate of 13.01%.

Pursuant to the Loan Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the Tranche 2 and Tranche 3 Loans, which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of each advance.

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

Convertible Preferred Stock and Warrants

Equity Line Agreement

On November 9, 2020, the Company entered into the Equity Line Agreement with Energy Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, the Company had the right, at sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of the Company’s Series B Preferred Stock at the Purchase Price equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that the Company shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Regular Purchase Notice, to purchase up to the $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

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

Concurrently with entry into the Equity Line Agreement, the Company issued a warrant to Energy Capital, exercisable beginning on May 9, 2021, to purchase up to 10,000,000 shares of common stock at an exercise price of $0.3951 per share (the “Energy Capital Warrant”). The Energy Capital Warrant was exercised on a net basis in February 2022 and Energy Capital received 8,917,535 shares of common stock upon the net exercise of the Energy Capital Warrants.

Securities Purchase Agreement

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

Additionally, on March 13, 2023, the Company entered into the Exchange Agreement with PHC, pursuant to which PHC agreed to exchange (the “PHC Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. All or any part of the PHC Exchange Warrant is exercisable by the holder at any time and from time to time. The number of PHC Exchange Warrant Shares represents the number of shares of common stock previously issuable upon conversion of the PHC Notes, in accordance with the original terms of the notes, including a number of shares in respect of accrued and unpaid interest through the closing date, plus additional shares with a value of $675,000 reflecting a portion of the future interest payments forgone by PHC. On March 31, 2023 (6:00 am Japan Standard Time on April 1, 2023), the PHC Exchange

was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

The Company determined that the PHC Exchange Warrant shall be classified as equity in accordance with ASC 480 and ASC 815. At March 31, 2023, the Company recorded the estimated fair value of the PHC Exchange Warrant in the amount of $48.6 million as additional paid-in-capital in the Company’s consolidated balance sheets.

As of September 30, 2023, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

The Note Purchasers were entitled to convert the PHC Notes to common stock at a conversion rate of 1,867.4136 shares per $1,000 principal amount of the PHC Notes (including any interest added thereto as payment in kind), equivalent to a conversion price of approximately $0.53 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occurred prior to the maturity date, the Company would have been required, in certain circumstances, to increase the conversion rate for a holder electing to convert its PHC Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company would have been required to pay cash in lieu of delivering make whole shares unless the Company obtained stockholder approval to issue such shares.

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

In connection with the issuance of the PHC Notes, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and were deferred and amortized as additional interest expense over the term of the notes at an effective interest rate of 29.19%. There were no conversions of the PHC Notes prior to the exchange of the PHC Notes for the PHC Exchange Warrant described above.

As described above, the PHC Exchange Agreement with PHC was consummated on March 31, 2023, whereby PHC exchanged the PHC Notes in $35.0 million principal amount and all accrued and unpaid interest for the PHC Exchange Warrant. On March 31, 2023, the Company was released from its obligation under the PHC Notes.

Upon execution of the PHC Exchange Agreement, the exercise of the original conversion feature of the PHC Notes became remote. Accordingly, the Company remeasured the embedded derivative to its fair value of $0. The Company recognized a change in fair value of the embedded derivative of $44.2 million in the caption “Exchange related gain (loss), net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

The Company accounted for the PHC Exchange as an extinguishment of the PHC Notes, and thus, it derecognized the PHC Notes in its consolidated balance sheets and recognized a loss of $25.4 million as the difference between the carrying value plus accrued interest of the PHC Notes of $23.2 million and the $48.6 million fair value of the PHC Exchange Warrant as an extinguishment loss in the caption “Exchange related gain (loss), net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. As a result of the PHC Exchange, the Company recognized a total net gain on exchange of the PHC notes of $18.8 million representing the gain on change in the fair value of the PHC Notes conversion feature recognized as an embedded derivative and the loss on extinguishment of the PHC Notes in exchange for the PHC Exchange Warrant.

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

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 2025 Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The number of Exchange Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023.  Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

The Company accounted for the Exchanges as an extinguishment of the Exchanged Notes and the associated embedded derivative and recognized a loss of $4.6 million in the caption “Exchange related gain (loss), net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The extinguishment loss represents the difference between (i) the carrying value of the Exchanged Notes (inclusive of the fair value of the embedded derivative) and (ii) the sum of $7.5 million cash payment, the fair value of the Exchanged Shares, and transaction costs incurred in the Exchange.

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remain outstanding. The remaining unamortized debt discount and debt issuance costs are amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the derivative at September 30, 2023 and December 31, 2022 was $0.2 million and $4.7 million, respectively.

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

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,732)	(62)	16,605
Loan and Security Agreement	25,000	(880)	(240)	23,880

	December 31, 2022
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(121)	-	15,579
2025 Notes	51,199	(15,029)	(252)	35,918
PHC Notes	35,000	(13,698)	(837)	20,465

(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the nine months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	Nine Months Ended September 30, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	1,881	4,808	81	6,770
PHC Notes	8.00%	700	1,442	88	2,230
Loan and Security Agreement	9.90%	158	38	3	199
Total		2,808	6,408	172	9,388

	Nine Months Ended September 30, 2022
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	618	1,022	-	1,640
2025 Notes	5.25%	2,002	4,035	68	6,104
PHC Notes	8.00%	2,319	3,519	215	6,053
PPP Loan	1.00%	6	-	-	6
Total		4,945	8,576	283	13,803

(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of September 30, 2023 (in thousands):

2023 (remaining three months)	$—
2024	—
2025	20,399
2026	7,397
Thereafter	19,341
Total	$47,137

13.	Stockholders’ Equity (Deficit)

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies received commissions up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During the nine months ended September 30, 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. In 2022, the Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the 2021 Sales Agreement, effective as of August 7, 2023. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of September 30, 2023, no sales have been made under the Equity Distribution Agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of September 30, 2023, 28,974,957 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2023, 172,256 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. The Company has issued 2,937,500 shares under the Commercial Equity Plan since adoption. As of September 30, 2023, 7,062,500 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of September 30, 2023, there were 17,624,582 shares of common stock available for issuance under the 2016 ESPP. For the nine months ended September 30, 2023, there were purchases of 222,312 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 1,026,870 shares of the Company’s common stock underlying options have vested under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$52,696	$52,696	—	—
Commercial paper	26,281	—	26,281	—
Corporate debt securities	7,920	—	7,920	—
Asset backed securities	—	—	—	—
Government and agency securities	35,447	35,447	—	—
Liabilities
Embedded features of the 2025 Notes	$245	$—	—	245

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$34,658	$34,658	—	—
Commercial paper	41,503	—	41,503	—
Corporate debt securities	32,142	—	32,142	—
Asset backed securities	8,260	—	8,260	—
Government and agency securities	38,570	31,627	6,943	—
Liabilities
Embedded features of the 2023 Notes	$20	$—	20	—
Embedded features of the PHC Notes	44,191	—	—	44,191
Embedded features of the 2025 Notes	7,859	—	—	7,859
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2022	$52,050
Conversion of financial instruments	(1,109)
Gain on change in fair value of embedded features of the PHC Notes	(44,191)
Gain on change in fair value of embedded features of the 2025 Notes	(6,505)
September 30, 2023	$245

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at September 30, 2023:

		As of September 30, 2023
		2025 Notes
Unobservable Inputs	`	Assumptions
Stock price volatility		45.0%
Probabilities of conversion provisions		5.0 - 85.0%
Credit spread		9.5%

		As of December 31, 2022
		2025 Notes	PHC Notes
Unobservable Inputs		Assumptions	Assumptions
Stock price volatility		110.0%	99.0%
Probabilities of conversion provisions		5.0 - 10.0%	5.0 - 10.0%
Credit spread		13.96%	13.96%
Recovery rate		-1.56%	-5.51%

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2023 or September 30, 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2023 and December 31, 2022.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023 (see Note 12 for further discussion). Ascensia, through the ownership interests of its parent company, PHC, is a related party. Revenue from Ascensia during the nine months ended September 30, 2023 and 2022 was $13.2 million and $10.3 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.6 million and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively under this arrangement.

The amount due from Ascensia as of September 30, 2023 and December 31, 2022 was $2.7 million and $2.3 million, respectively. The amount due to Ascensia as of September 30, 2023 and December 31, 2022 was $0.5 million and $0.9 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

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

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment in the third quarter of 2022 and the last patient of the adult cohort completed the study in the third quarter of 2023. We expect to have data by the end of 2023, which is intended to support an FDA submission for a new product in early 2024.

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

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study and the last patient of the adult cohort completed the study in the third quarter of 2023. In November 2022, we submitted and in the first quarter of 2023 we received approval of an IDE for the enrollment of a pediatric cohort in the ENHANCE study. We began to enroll pediatric patients during the second quarter of 2023.

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

Concentration of Revenue and Customers

For the three months ended September 30, 2023 and 2022, the Company derived 93% and 97%, respectively, of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2023, and 2022, the Company derived 92% and 95%, respectively of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,930	64.5%	$7,885	54.9%
Outside of the United States	2,167	35.5	6,475	45.1
Total	$6,097	100.0%	$14,360	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,934	41.8%	$3,908	36.1%
Outside of the United States	2,688	58.2	6,910	63.9
Total	$4,622	100.0%	$10,818	100.0%

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,		Period-to-
	2023	2022	Period Change

	(in thousands)		(in thousands)
Revenue, net	$426	$126	$300
Revenue, net - related parties	5,671	4,496	1,175
Total revenue	6,097	4,622	1,475
Cost of sales	4,925	3,866	1,059
Gross profit	1,172	756	416

Expenses:
Research and development expenses	12,769	10,985	1,784
Selling, general and administrative expenses	7,425	7,340	85
Operating loss	(19,022)	(17,569)	(1,453)
Other income (expense), net:
Interest income	1,460	544	916
(Loss) Gain on fair value adjustment of option	—	(8,592)	8,592
Exchange related loss, net	(4,569)	—	(4,569)
Interest expense	(2,425)	(4,801)	2,376
Gain (Loss) on change in fair value of derivatives	438	(28,948)	29,386
Impairment cost, net	—	(984)	984
Other income (expense)	15	(41)	56
Total other (expense) income, net	(5,081)	(42,822)	37,741
Net (Loss) Income	$(24,103)	$(60,391)	$36,288

Total revenue

Our total revenue increased to $6.1 million for the three months ended September 30, 2023, compared to $4.6 million for the three months ended September 30, 2022, an increase of $1.5 million. This increase was primarily due to higher shipments of Eversense E3 in the United States in the third quarter of 2023 driving higher revenue in the current year offset by a higher revenue share percentage due to Ascensia.

Cost of sales and gross profit

Our cost of sales increased to $4.9 million for the three months ended September 30, 2023, compared to $3.9 million for the three months ended September 30, 2022. Our gross profit increased to $1.2 million for the three months ended September 30, 2023, compared to $0.8 million for the three months ended September 30, 2022. Gross profit as a percentage of revenue, or gross margin, was 19.2% and 16.4% for the three months ended September 30, 2023 and September 30, 2022, respectively. The improvement in gross margin was primarily driven by an increase in revenue partially offset by an increase to the revenue share percentage due to Ascensia.

Research and development expenses

Research and development expenses were $12.8 million for the three months ended September 30, 2023, compared to $11.0 million for the three months ended September 30, 2022, an increase of $1.8 million. The increase was primarily due to investments in next generation technologies including a $0.2 million increase in clinical studies activities and $1.6 million in personnel costs, consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.4 million for the three months ended September 30, 2023, compared to $7.3 million for three months ended September 30, 2022, an increase of less than $0.1 million.

Total other income (expense), net

Total other expense, net, was $5.1 million for the three months ended September 30, 2023, compared to other expense, net, of $42.8 million for the three months ended September 30, 2022, an increase in other income of $37.7 million. The change was primarily due to a $8.6 million change in the fair value adjustment of options, a $29.4 million change in the fair value of derivatives, a $1.0 million change in impairment cost, an increase in interest income of $0.9 million, and a decrease in interest expense of $2.4 million, partially offset by a $4.6 million extinguishment loss due to a partial exchange of the 2025 notes.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Period-to-
	2023	2022	Period Change

	(in thousands)
Revenue, net	$1,176	$555	$621
Revenue, net - related parties	13,184	10,263	2,921
Total revenue	14,360	10,818	3,542
Cost of sales	12,358	8,711	3,647
Gross profit	2,002	2,107	(105)

Expenses:
Research and development expenses	38,003	28,088	9,915
Selling, general and administrative expenses	22,598	23,785	(1,187)
Operating loss	(58,599)	(49,766)	(8,833)
Other income (expense), net:
Interest income	3,879	878	3,001
Gain on fair value adjustment of option	—	41,333	(41,333)
Exchange related gain, net	14,207	—	14,207
Interest expense	(9,388)	(13,806)	4,418
Gain on change in fair value of derivatives	6,505	152,169	(145,664)
Impairment cost	—	(138)	138
Other income (expense)	194	(112)	306
Total other (expense) income, net	15,397	180,324	(164,927)
Net (Loss) Income	$(43,202)	$130,558	$(173,760)

Total revenue

Our total revenue increased to $14.3 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022, an increase of $3.5 million. This increase was primarily due to higher shipments of Eversense E3 in the United States in the third quarter of 2023 driving higher revenue in the current year offset by a higher revenue share percentage due to Ascensia.

Cost of sales and gross profit

Our cost of sales were $12.4 million for the nine months ended September 30, 2023 compared to $8.7 million for the nine months ended September 30, 2022, an increase of $3.7 million. Our gross profit decreased to $2.0 million for the nine months ended September 30, 2023, compared to $2.1 million for the nine months ended September 30, 2022. Gross profit as a percentage of revenue, or gross margin, was 13.9% and 19.5% for the nine months ended September 30,

2023 and September 20, 2022, respectively. The reduction in gross margin was primarily driven by an increase in the revenue share percentage due to Ascensia, sales channel mix and increased manufacturing and logistics costs.

Research and development expenses

Research and development expenses were $38.0 million for the nine months ended September 30, 2023, compared to $28.1 million for the nine months ended September 30, 2022, an increase of $9.9 million. The increase was primarily due to investments for next generation technologies including a $6.1 million increase in clinical studies activities, an increase of $3.8 million in personnel costs, consulting, contract fabrication and other research and development support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.6 million for the nine months ended September 30, 2023, compared to $23.8 million for nine months ended September 30, 2022, a decrease of $1.2 million. The decrease was primarily due to a $0.6 million reduction in personnel costs, a $0.8 million reduction in other general and administrative costs to include recruiting and associated employee overhead and local tax expenses offset by $0.2 million increase in legal expenses.

Total other income (expense), net

Total other income (expense), net, was $15.4 million for the nine months ended September 30, 2023, compared to other income (expense), net, of $180.3 million for the nine months ended September 30, 2022, a decrease in other income of $164.9 million. The change was primarily due to a $145.7 million change in fair value of derivatives, a $41.3 million change in fair value of option, offset by an $14.2 million net extinguishment loss on the exchange of the PHC Notes and 2025 Notes, $3.0 million increase in interest income, $4.4 million decrease in interest expense, change in impairment cost of $0.1 million, and an increase of $0.3 million in other income, net.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total gross profit of $2.7 million, ($0.8) million, and ($17.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the three months ending September 30, 2023, the Company had gross profit of $1.2 million and an accumulated deficit of $852.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $125.4 million.

On September 8, 2023 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the several financial institutions or entities party thereto (collectively, the “Lenders") and Hercules Capital, Inc., a Maryland corporation (“Hercules”), pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan Agreement. The loans under the Loan Agreement mature on September 1, 2027 (the “Maturity Date”).

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding

5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchange Shares”). The number of Exchange Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023.

In November 2021, we entered into the 2021 Sales Agreement with Jefferies, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. During 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. For the nine months ended September 30, 2022, Company received $34.4 million in net proceeds from the sale of 15,160,899 shares of its common stock under the 2021 Sales Agreement. On August 7, 2023, the Company and Jefferies mutually agreed to terminate the 2021 Sales Agreement, effective as of August 7, 2023. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

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

On March 13, 2023, the Company entered into an Exchange Agreement with PHC, pursuant to which PHC agreed to exchange its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for the PHC Exchange Warrant to purchase up to 68,525,311 PHC Exchange Warrant Shares. The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. The number of PHC Exchange Warrant Shares represents the number of shares of common stock previously issuable upon conversion of the PHC Notes, in accordance with the original terms of the notes, including a number of shares in respect of accrued and unpaid interest through the closing date, plus additional shares with a value of $675,000 reflecting a portion of the future interest payments forgone by PHC. On March 31, 2023, the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

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

Indebtedness

Term Loans

On the Effective Date, the Company entered into the Loan Agreement with the Lenders and Hercules, pursuant to which the Lenders have agreed to make available to the Company the Term Loan Facility, consisting of (i) an initial Tranche 1 Loan, which was funded on the Effective Date and (ii) the Tranche 2 Loan and Tranche 3 Loan, respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan Agreement. The loans under the Loan Agreement mature on the Maturity Date.

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

Convertible Notes

The following table summarizes our outstanding convertible notes at September 30, 2023:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2025 Notes	July 1, 2019	5.25%	$20.4	January 15, 2025	757.5758	$1.32

As described above, on August 10, 2023, we executed a series of exchange agreements with certain holders of the 2025 Notes to exchange an aggregate principal amount of up to $30.8 million of 2025 Notes for a combination of cash and newly issued shares of common stock. For additional information on the 2025 Notes, see Note 12—Notes Payable, Preferred Stock and Stock Purchase Warrants in the accompanying unaudited consolidated financial statements.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(55,096)	$(48,925)
Net cash provided by investing activities	53,518	19,532
Net cash provided by financing activities	21,544	31,416
Net (decrease) increase in cash and cash equivalents	$19,966	$2,023

Net cash used in operating activities

Net cash used in operating activities was $55.1 million for the nine months ended September 30, 2023 and consisted of a net loss of $43.2 million, $14.2 million net loss due to partial exchange of the 2025 Notes, a $6.5 million gain on change in the fair value of the 2025 Notes embedded derivative, a net change in operating assets and liabilities of $2.9 million (most notably increases in accounts receivable of $1.0 million and inventory of $2.5 million), partially offset by $5.1 million related to depreciation/amortization and other non-cash items, net and $6.7 million of stock-based compensation.

Net cash used in operating activities was $48.9 million for the nine months ended September 30, 2022 and consisted of an $152.2 million change in fair value of derivatives on convertible notes, a $41.3 million loss on fair value adjustment of the option, and a net change in operating assets and liabilities of $2.3 million, partially offset by net income of $130.6 million, $9.8 million related to depreciation/amortization and other non-cash items and $6.5 million of stock-based compensation.

Net cash provided by investing activities

Net cash provided by investing activities was $53.5 million for the nine months ended September 30, 2023 and consisted of $122.2 million in proceeds from the sale and maturity of marketable securities, offset by $68.5 million in purchase of marketable securities and $0.2 million in purchase of capital expenditures.

Net cash provided by investing activities was $19.5 million for the nine months ended September 30, 2022 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $21.5 million for the nine months ended September 30, 2023, and primarily consisted of $7.4 million in proceeds from issuance of common stock, $14.7 million in proceeds from the issuance of the PHC Warrants, and $24.5 million in proceeds from the issuance of the Loan and Security Agreement, partially offset by $15.7 million for the repayment of the 2023 Notes, $7.5 million for the partial repayment of the 2025 Notes, $1.6 million related to the settlement of equity awards, and $0.2 million for debt issuance costs.

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

Contractual Obligations

As of September 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023. As of September 8, 2023, the case was fully briefed before the Fifth Circuit. The parties are now waiting for the Court to notify the parties whether it will hear oral argument on the case or decide the case on the briefs.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes from our risk factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Our recent exchange agreements with certain holders of our 2025 Notes will result in additional dilution and could cause our stock price to decline.

On August 10, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of our 2025 Notes, pursuant to which the noteholders agreed to exchange an aggregate principal amount of up to $30.8 million of 2025 Notes for a combination of cash and newly issued shares of common stock. The number of shares we issued in connection with these exchanges was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The number of shares that issued in connection with the exchanges exceeded the number of shares underlying the 2025 Notes that were exchanged, resulting in incremental dilution to our common stockholders. Additionally, the shares that we issued to the noteholders will be eligible for immediate resale in the open market without restriction, which could increase the number of shares of common stock sold over the near term and could cause our stock price to decline.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2023 the Company entered into the Exchange Agreements with the Noteholders of the 2025 Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company up to $30.8 million in aggregate principal amount of the Exchanged Notes for a combination of $7.5 million of cash and the Exchange Shares. The number of Exchange Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

The Exchange Shares were offered and sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended as a transaction by an issuer not involving a public offering.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

Not applicable.

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

10.1

Form of Exchange Agreement, dated August 10, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 10, 2023).

10.2

Loan and Security Agreement, dated September 8, 2023, by and among the Company and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on September 11, 2023).

10.3	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on September 11, 2023).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: November 9, 2023	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)