Form 10-K
period 2023-12-31
Senseonics Holdings, Inc.
filed 2024-03-01
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 __________________________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻     No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ⌧

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $357 million based on the closing price of the registrant’s common stock, as reported by the NYSE American on such date.

As of February 23, 2024, 530,668,435 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”), including the Eversense E3 continuous glucose monitoring (“CGM”) system version is designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (being the European Union plus Norway, Iceland, and Liechtenstein) (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 to be sold in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system has completed enrollment, the last patient of the adult cohort completed the study and we completed analysis of the data. Based on this analysis we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. We expect that this data will support an FDA submission to be made in the coming weeks for a new product with a target 365-day duration and once per week calibration.

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

In October 2023, Ascensia and the Company announced a new direct to consumer U.S. marketing campaign launched on television in select markets, in addition to social and digital media platforms. ‘The CGM for Real Life’ campaign expanded market awareness of the Eversense E3 system's unique benefits among people with diabetes and healthcare professionals. ‘The CGM for Real Life’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense E3 provides a differentiated CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life.

The continued success of the commercial launch of the Eversense E3 product globally will continue to depend on several factors such as: (1) growing the installed base of users, (2) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense E3 system, (3) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (4) educating patients and prescribers regarding the six-month and future generation products and its benefits relative to legacy products, (5) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (6) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from six month to one year coverage, (7) more effective tender participation outside the U.S. and (8) Ascensia’s continued organizational development of its sales and marketing capabilities relative to CGM.

In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. The first Medicare administrative contractor (“MAC)” expansion became effective on February 25, 2024 with the remaining MAC’s expected to become effective in the near future.

In November 2022, we announced a collaboration with the Nurse Practitioner Group (“NPG”) designed to expand U.S. patient access to the Eversense E3 System by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in over 30 states. Under the agreement between Senseonics and NPG, NPG providers will be certified to perform Eversense procedures in the specified geographies and will offer its services for patients who have been prescribed Eversense. During 2023, we expanded the inserter network by setting up Eversense procedure capabilities in additional select geographic areas.

Background

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2021 International Diabetes Federation Atlas, an estimated 537 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to grow to 783 million by 2045, driven primarily by growth in type 2 diabetes and due to various reasons, including changes in dietary trends, an aging population and increased prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas.

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

In November 2019, the Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expands access to our product. In November 2022, the Centers for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. The Calendar Year 2024 Medicare Physician Fee Schedule continues to include the three CPT© Category III codes.

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

Addressing reimbursement and access barriers has been a top priority for us and during 2023, we reached approximately 300 million covered lives in the U.S. through positive insurance payor coverage decisions including UnitedHealthcare, the largest healthcare insurance company in the U.S. In efforts to address these priorities, Ascensia, in consultation with us, initiated the Patient Assistance and Simple Savings (PASS) program to provide financial assistance for patients adopting Eversense E3. Additionally, as discussed above, we announced a collaboration with NPG designed to expand U.S. patient access the Eversense E3 System by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in over 30 states.

Our net revenues are derived from sales of the Eversense CGM system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG

On August 9, 2020, we entered into a Commercialization Agreement with Ascensia pursuant to which we have granted Ascensia the exclusive right to distribute the Company’s 90-day Eversense CGM system and our Eversense 180-day (XL) CGM system worldwide for use in people with diabetes, with the following initial exceptions: (1) until January 31, 2021, the territory did not include countries covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH (collectively “Roche”), which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (2) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (3) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for 90-day Eversense product during the second quarter of 2021. The distribution rights under the Roche agreement expired January 31, 2021 after Roche provided certain transition and wind-down services.

In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022. Ascensia receives a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forty’s based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia will purchase Eversense products from us at prices which have been negotiated based on parameters set forth in the commercialization agreement. We are responsible for product development and manufacturing, including regulatory submissions, approvals, certifications and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have agreed to establish a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Clinical Development and Regulatory Pathway

Overview

Our Promise pivotal trial in the U.S. was completed during 2020. We received a Premarket Approval (“PMA”) supplement, from the FDA for the Eversense E3 system in February 2022 and Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022. We affixed the CE mark to Eversense E3 in the EEA in June 2022 and Ascensia began commercializing Eversense in all oversea markets by the end of 2022.

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

ENHANCE Trial

In March 2022, we began enrollment for the U.S. 365-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to one year using the methods described above for the 90-day and 180-day systems. Over 165 subjects were inserted with Eversense systems in four centers across the United States. In mid-2023, the data gathered in this trial was used to submit an application to the FDA for the integrated continuous glucose monitoring (“iCGM”) designation. The iCGM designation will enable our ability to integrate with insulin delivery devices like pens and pumps to create systems that would use Eversense for autonomous control and we expect approval in the first half of 2024. In 2022, we submitted and received approval for an investigational device exemption (“IDE”) for an extension of the trial to allow for pediatric patients and we began enrolling patients in the first half of 2023. The ENHANCE pivotal study for the Eversense 365-day system has been fully enrolled, the last patient of the adult cohort completed the study and we completed analysis of the data. Based on this analysis we determined to advance the next generation sensor platform as the underlying technology used in the 365-day and future products. We expect that this data will support an FDA submission to be made in the coming weeks for a new product with a target 365-day duration and once per week calibration.

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

We are focusing our future development efforts on enhancing current product offerings by reducing calibrations towards a once per week calibration. Our next generation sensor which recently completed pivotal testing is designed to extend the sensor duration even longer at up to 365 days. We expect the next generation sensor to support our goal of extending the market for long-term implantable CGM to include Type 2 patients not on intensive insulin therapy. We are also developing our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are also developing our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as oxygen, and the company may consider opportunities for the development or out-licensing of such applications.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst intensively managed patients and their healthcare providers with our commercial partner Ascensia.

We are party to a commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute our prior 90-day Eversense CGM system and our current six-month Eversense CGM system worldwide for use in people with diabetes, with certain exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense system on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense system during the second quarter of 2021. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022.

As a result of our strategic partnership, Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure. In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients. In 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist (“CES”) network. This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist. In 2022, we announced a collaboration with NPG designed to expand U.S. patient access to the Eversense E3 System by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in over 30 states. Under the agreement between Senseonics and NPG, NPG providers will be certified to perform Eversense procedures in the specified geographies and will offer its services for patients who have been prescribed Eversense. We will continue to expand the inserter network by setting up Eversense procedure capabilities in additional select geographic areas.

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

In October 2023, Ascensia and the Company announced a new direct to consumer U.S. marketing campaign launched on television in select markets, in addition to social and digital media platforms. ‘The CGM for Real Life’ campaign expanded market awareness of the Eversense E3 system's unique benefits among people with diabetes and healthcare professionals. ‘The CGM for Real Life’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense E3 provides a differentiated CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life.

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 300 million people in the United States may have coverage and access to the Eversense E3 product via commercial (for example, UnitedHealthcare) or government (for example, Medicare) payors.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Patient access programs and patient appeals support have been key initiatives to expanding payor policy and acceptance through case-by-case review and eventual denial overturn and Ascensia has continued similar programs for this purpose. This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We have received certification from BSI, our Notified Body to the International Standards Organization (“ISO”) for our quality system. This ISO 13485:2016 certification includes design control requirements. As a medical device manufacturer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign regulatory authorities and Notified Bodies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality.

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

Competition

The market for CGM systems is developing and competitive, subject to rapid change and significantly affected by new product introductions. We compete with well-capitalized companies, some of which are publicly traded, that manufacture CGM systems including Dexcom, Medtronic and Abbott. Each of these companies has received FDA approval, CE Certificates of Conformity and CE Marked their products, permitting them to market their respective CGM systems across the United States and EEA. Dexcom’s CGM system was the first CGM system to be approved by the FDA for marketing as a non-adjunctive device, and Abbott’s Freestyle Libre was also approved for non-adjunctive use. Both Dexcom (G6 and G7) and Abbott (Freestyle Libre 2 and 3) systems have factory calibration, and do not require user calibration.

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 and G7 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their Freestyle Libre 2 and 3 products and we expect all other CGM companies besides Dexcom to pursue an iCGM indication including Medtronic.

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

Patents

As of December 31, 2023, we held a total of approximately 508 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 105 issued United States patents, 204 patents issued in countries outside the United States and 199 pending patent applications worldwide. Our patents expire between 2024 and 2042, subject to any patent term extensions or adjustments that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2032 to 2043, subject to any patent term extensions or adjustments that may be available for such patents.

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

On May 26, 2021, Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, or MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

The Medical Device Regulation provides a transitional provision. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the Medical Devices Regulation, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.

In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, which were valid on May 26, 2021 and have not been withdrawn since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the Medical Device Regulation before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the Medical Device Regulation.

Class III custom-made implantable medical devices may be placed on the market until May 26, 2026 without a CE Certificate of Conformity issued by Notified Body, provided that (i) by May 26, 2024, an application is lodged with a Notified Body for the conformity assessment of the devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024.

The advertising and promotion of medical devices in the EU is subject to the national laws of the individual EU Member States that implemented the MDD, the AIMD and that apply the Medical Device Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until 31 December 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the Medical Devices Regulation, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.

In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, which were valid on May 26, 2021 and have not been withdrawn since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the Medical Device Regulation before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the Medical Device Regulation.

Class III custom-made implantable medical devices may be placed on the market until May 26, 2026 without a CE Certificate of Conformity issued by Notified Body, provided that (i) by May 26, 2024, an application is lodged with a Notified Body for the conformity assessment of the devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024.

The advertising and promotion of medical devices in the EU is subject to the national laws of the individual EU Member States that implemented the MDD, the AIMD and that apply the Medical Device Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

Also, the FDA requires us to conduct Post Approval Studies (post-market surveillance studies) and establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and applicable regulatory authorities enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

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

Health Insurance Portability and Accountability Act of 1996 and Other Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Personal Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Physician Payments Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to CMS financial arrangements, payments, or other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The payment information is made publicly available in a searchable format on a CMS website. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in many states and foreign jurisdictions.

Outside the United States, interactions between medical device companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

It is uncertain whether and how future legislation could affect prospects for our product candidates or what actions federal, state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. The TCA does not, however, specifically address medical devices. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods, including the Medical Device Regulation.

On May 26, 2021, the Medical Device Regulation entered into application in the EU. However, the Medical Device Regulation is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the MDD. In light of the fact that the CE Marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The UK Government has established transitional provision to recognize the acceptance of CE marked medical devices on the Great Britain market. Accordingly, Class III and Class IIb implantable medical devices which have been CE marked in accordance with the MDD or AIMD and for which a CE Certificate of Conformity has been delivered by a Notified Body in accordance with the MDD or AIMD, can be placed on the Great Britain market until the sooner of the expiry of the related CE Certificate of Conformity or June 30, 2028. However, in light of the extended transitional provisions of the Medical Device Regulation, related CE Certificates of Conformity will expire, at the latest, on December 31, 2027. Other Class IIb, Class IIa and Class I devices with a measuring function which have been CE marked in accordance with the MDD or AIMD and for which a CE Certificate of Conformity has been delivered by a Notified Body in accordance with the MDD or AIMD, can be placed on the Great Britain market until the sooner of the expiry of the related CE Certificate of Conformity or June 30, 2028. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the Great Britain market until June 30, 2028. Medical devices which have been CE marked in accordance with the Medical Device Regulation may be placed on the Great Britain market until June 30, 2030.

The UK government plans on introducing new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation is also anticipated to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2024.

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

Employees and Human Capital Resources

We believe that our future success depends upon our continued ability to attract and retain highly skilled and qualified employees who share in our mission to transform lives in the global diabetes community with differentiated, long-term implantable glucose monitoring technology. As of December 31, 2023, we had 132 full-time employees, of whom over half hold Ph.D., M.D., master’s degree, or other post graduate degrees, and all of whom are in the United States. Most employees are in Operations and Research and Development positions aligned with our corporate focus of designing, developing and manufacturing glucose monitoring products. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture

Employee engagement is always important to us, and improving our employee engagement with a remote, in-person and hybrid workforce remained a strategic imperative for us in 2023. Throughout the year, we committed to employ initiatives and communications to build close connections between our employees and the company mission, vision, and values. Our values define the behaviors of our existing employees, and the new hires that we welcomed to our organization during 2023:

●	Customer Inspired emphasizes how we put the customer first while we use our talents, passion, empathy, and hard work to build technology solutions for the unmet needs of our customers.

●	Game-Changing Innovation affects everything we do from how we think, design, and manufacture advanced technology that makes a difference.

●	Learn Fast highlights our respect for the process of discovery and supports intelligent risk-taking knowing that all outcomes are learning opportunities to iterate and improve.

●	Thrive Together reflects the deep respect and trust in the diversity of our backgrounds, knowledge, skills, ideas and capabilities and our belief in each other and our partners to drive success.

●	Get It Done represents working with a sense of urgency to go above and beyond to get the job done right through quality, compliance, and timeliness.

We utilize a human resource software which collects weekly employee feedback on work experience, culture, communications, interaction with their managers and other topics enabling us to react and address real time feedback. This software also provides opportunities for peer-to-peer recognition and valuable insights for managers to better lead their teams. We also conduct company calls twice per month to update all employees on progress towards our company objectives, initiatives, what is happening in various departments and to celebrate employee achievements and company milestones. We also conduct quarterly employee engagement events to recognize the value of our employees and their contributions.

Employee Health & Wellbeing

We are committed to the health and safety of our employees and have safety training programs that ensure our workforce knows how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have minimal accident and injury rates. In 2022, we launched a platform to improve harassment training efforts and in 2023 added Diversity, Equity, and Inclusion training for all employees to this effort. We continued the momentum with our wellness program “A Healthier You”, which focuses on three pillars: financial, physical, and workplace wellness. Each pillar is supported by specific tools and resources to educate and reinforce the importance of wellness. This program includes a stipend to further support healthy behaviors and to demonstrate our commitment to employee well-being. To further demonstrate our focus on employee wellness, in 2023, we sponsored our first Senseonics Wellness Fair, which included speakers, workshops, and vendors to support our workplace wellness.

Organizational Development

We are committed to attracting, developing, and retaining employees by promoting an environment to continuously develop and learn. As part of our performance management process, all levels of employees are formally required to meet with their managers at least quarterly to receive feedback on their established objectives, identify opportunities for skill development, discuss opportunities to support their career goals, and reflect on how their behaviors demonstrate our corporate values. The executive team meets routinely to discuss key initiatives for strategic, operational, and organizational planning. Many of these meetings were focused on organizational development including reviewing demographic data and employment engagement data to better understand our employee profiles and address their specific needs. We celebrated our revised technical leadership pathway with a formal awards program to recognize and reward our 2023 patent inventors. We continue to encourage professional certification and continuing education by reimbursement for professional certification classes, testing, maintenance, and tuition reimbursement of up to $5,250 annually. We deliver training and engage in development conversations with our managers and directors regularly to reinforce best practices and ensure effective performance management.

Diversity, Equity, and Inclusion

As stated in our company values, our success thrives on the diversity of backgrounds, knowledge, skills, ideas, and capabilities within our workforce. We deeply respect each other and trust the diversity we have. We aspire to create a diverse and inclusive culture that reflects the diversity of the customers we serve and fosters an environment where all employees feel welcomed, respected, and valued. In 2022, we began a focused diversity, equity, and inclusion, or DEI journey by reviewing demographic data for a baseline and our senior management participated in a customized DEI development program. In 2023, we trained all employees on the basics of Diversity, Equity, and Inclusion.

Total Rewards

We provide competitive compensation and benefits to attract and retain the best people. We engage nationally recognized compensation and benefits consulting firms to evaluate our total rewards programs and to provide benchmarking against our peers within the industry. We provide our employees with market competitive pay and bonuses. In 2021, we implemented a year-end market adjustment review process to ensure we maintain our competitive pay and pay equity between active employees and new hires and to align to the highly competitive labor market. As a result of this review process, we evaluate any market adjustments required to stay on track with the everchanging labor market and align with individual employee performance. Annual increases and incentive compensation are based on merit and documented through our performance management process as part of our annual review procedures. All employees are issued stock options and/or restricted stock units under our broad-based stock incentive programs. We offer an employee stock purchase program to all employees. Finally, we offer comprehensive benefits to all eligible employees, including health insurance, paid time off, a retirement plan with company match, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, and critical illness.

Corporate Information

We were originally incorporated as ASN Technologies, Inc. in Nevada on June 26, 2014. In 2015, we acquired Senseonics, Incorporated, a medical technology company focused on the design, development and commercialization of glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. From its inception in 1996 until 2010, Senseonics, Incorporated devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the company narrowed its focus to designing, developing and refining a commercially viable glucose monitoring system.

In connection with the acquisition of Senseonics, Incorporated, we reincorporated in Delaware and changed our name to Senseonics Holdings, Inc. Upon the closing of the acquisition, Senseonics, Incorporated merged with a wholly owned subsidiary of ours formed solely for that purpose and became our wholly owned subsidiary.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	We expect that a substantial majority of our future revenue will result from our Commercialization Agreement with Ascensia. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researcher and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.
●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA and other foreign regulatory clearance, certification, or approval processes are expensive, time-consuming and uncertain, and the failure to maintain required regulatory clearances, certifications and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	The ongoing military action by Russia in Ukraine and Israel in Gaza could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition. There is uncertainty regarding the ultimate impact the conflict, including any escalation or further expansion of the conflict’s current scope, will have on our customers, the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.
●	Surging natural gas and electricity costs in Europe poses a threat to our contract manufacturers ability to maintain operations in Europe which can adversely affect or business supply chain. If the energy crisis or other supply chain challenges impact our ability to obtain raw materials on a timely basis or without significant increases in costs, our financial results and business operations may be adversely affected.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	We have partnerships with companies such as NPG to establish broad inserter networks and as the number of insertions increase so does our reliance on these companies. If NPG or other partners fail to perform satisfactorily under these agreements our commercialization efforts and financial results would be directly and adversely affected.

●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.
●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory authorities, among others. Failure to comply with applicable laws and regulations should harm our business and we may incur significant expenditures related to compliance efforts.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs to our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Holders of debt instruments may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023, and 2022, respectively. Positive net income during 2022 was substantially the result of fair value gains due to embedded derivatives in our convertible notes. As of December 31, 2023, we had an accumulated deficit of $869.3 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States, select markets in Europe, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, gain regulatory approval or certification in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable from operations and do not expect to be profitable for at least the next several years. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

Our Commercialization Agreement with Ascensia to market Eversense may not be successful.

We have entered into a Commercialization Agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to initial exceptions based on our other current exclusive distribution agreements. Pursuant to this agreement, our future success will be dependent on Ascensia effectively marketing and selling Eversense. We expect that the substantial majority of our future revenue will come pursuant to this agreement in future years. Prior to our Commercialization Agreement with Ascensia, Ascensia had limited experience with marketing durable medical equipment and no experience marketing CGM systems. In order to strengthen commercial execution, Ascensia has recently established an independent dedicated business unit responsible for commercializing Eversense, which reports directly to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), and Ascensia has engaged a new president of CGM to lead that business unit. However, there can be no assurance that these efforts will be successful. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.

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

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the Notified Bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the QSR, of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose "stop-sale" and "stop-import" orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product's design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

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

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, and termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or certifications. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

In April 2022, as a part of commercialization efforts, our partner Ascensia implemented the PASS program designed to enhance affordability and access to Eversense for patients who do not have insurance coverage for Eversense, or whose insurance is denied or is insufficient. The program’s design being ineffective, or a lack of a patient assistance program could adversely impact the sales of Eversense and, consequently our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

If important assumptions we have made about what people with intensively managed diabetes are seeking in a CGM system are inaccurate, our business and operating results may be adversely affected.

Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the diabetes market for CGM in particular, any one or more of which may prove to be inaccurate. For example, we believe that the benefits of CGM will continue to drive increased rates of market acceptance for products in this space. However, this trend is uncertain and limited sources exist to obtain reliable market data.

Another key element of our business strategy is utilizing market research to understand how people with diabetes are seeking to improve their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed Eversense. However, our market research is based on interviews, focus groups and online surveys involving people with diabetes on insulin, their caregivers and healthcare providers that represent only a small percentage of the overall diabetes market. As a result, the attributes we incorporated into the Eversense system may not be reflective of what is desired by the various constituents in the diabetes market. Consequently, our estimates of our future market share and penetration may not be accurate and our sales may be less than estimated.

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

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 and G7 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott also received an iCGM indication for their Freestyle Libre 2 and 3 products and we expect all other CGM companies to pursue an iCGM indication including Medtronic.

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

The manufacture, sterilization and distribution of our products is challenging. Changes that our suppliers may make outside the purview of our direct control can have an impact on our processes, quality of our products and the successful delivery of products to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

●	failure to complete sterilization on time or in compliance with the required regulatory standards;
●	transportation and import and export risk, particularly given the international nature of our supply and distribution chains;
●	delays in analytical results or failure of analytical techniques that we will depend on for quality control and release of products;
●	natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment (including through cyberattacks or other security incidents) or other forms of disruption to business operations affecting our manufacturers or suppliers; and
●	latent defects that may become apparent after products have been released and that may result in a recall of such products.

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

While we currently maintain product liability insurance covering claims up to $10.0 million per occurrence, we cannot assure you that such insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing such insurance coverage in the future.

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

The ongoing military action by Russia in Ukraine and by Hamas in Gaza could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Separately, in early October 2023, Hamas, a militant group in control of Gaza, and Israel began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon, Syria, and Iran. The Hamas-Israel military conflict is ongoing, and its length and outcome are highly unpredictable. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

While our suppliers may source certain raw materials from areas with ongoing military conflict, to date we have not been notified that the supply of these materials has been significantly impacted by these conflicts. We continue to monitor potential disruptions closely and are proactively assessing and evaluating alternative sources to bolster supply of these materials moving forward, in addition to working closely with our suppliers in any product re-qualification that may be required. Revenue relating to products manufactured from raw materials sourced from regions with current ongoing international conflict does not constitute a material portion of our business. Further, there is uncertainty regarding the ultimate impact these conflicts, including any escalation or further expansion of the conflict’s current scope, will have on our customers, the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions,

including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability.

A widespread public health crisis such as a pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the effects of public health crises could materially affect our business and the value of our common stock. It may have further negative impacts, such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) manufacturing supply disruption due to travel restrictions or other government actions; (d) disruptions in raw material supply, our manufacturing operations, or in our distribution and supply chain; and (e) our ability to conduct planned clinical trials and commercialization activities. The ultimate impact of a public health crisis is highly uncertain.

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

We intend to continue to increase our operating expenses in connection with the commercialization of Eversense with our collaboration partner Ascensia, our ongoing research and development activities including the development of next generation products and the clinical trials for those products, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our financial performance and operating results will be adversely affected.

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

Covenants under the Loan and Security Agreement and the 2025 Notes may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

In September 2023, we entered into a loan agreement (the “Loan and Security Agreement”) with several institutions (collectively, the “Lenders") and Hercules Capital, Inc. (“Hercules”), as administrative agent. The Loan and Security Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Loan and Security Agreement also contains customary events of default, after which borrowings under the Loan and Security Agreement will be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

In addition, the indentures related to the 2025 Notes contain, and any future indebtedness we incur may contain, various negative covenants that restrict, among other things, our ability to:

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

Despite our current consolidated debt levels, subject to certain conditions and limitations in the indentures related to the 2025 Notes and the Loan and Security Agreement, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

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

As of December 31, 2023, we had 132 full-time employees. As our commercialization progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2023, we held a total of approximately 508 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 105 issued United States patents, 204 patents issued in countries outside the United States, and 199 pending patent applications worldwide. Our patents expire between 2024 and 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2032 to 2043, subject to any patent term extensions or adjustments that may be available for such patents. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have two pending U.S. trademark application and 5 pending foreign trademark applications, as well as 12 U.S. trademark registrations and 129 foreign trademark registrations.

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

Although we will not provide healthcare services, submit claims for third-party payor reimbursement, or receive payments directly from government health insurance programs or other third-party payors for Eversense, we are subject to broadly applicable federal, state, and foreign healthcare laws, including health care fraud and abuse and health information privacy and security laws, which could adversely impact our business. Such healthcare laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which is enforceable through civil whistleblower or qui tam actions, prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	HIPAA, and its implementing regulations, which created federal criminal and civil statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors, regarding the privacy, security and transmission of such individually identifiable health information;
●	federal "sunshine" requirements imposed by the PPACA, on device manufacturers regarding the annual reporting to CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Failure to timely submit required information may result in significant civil monetary penalties;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA; and
●	equivalent foreign legislation and requirements including in relation to interactions between medical devices companies and healthcare professionals, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.

The collection and use of personal health data in the EEA and UK is governed by the EU and UK GDPR (collectively, GDPR). The GDPR applies to the processing of personal data by any company established in the EEA or UK and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA or UK. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States. In the ordinary course of business, we may transfer personal data from the EEA and UK or other jurisdictions to the United States or other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK or other jurisdictions to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot providers. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Obligations related to data privacy and security (and consumers’ expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

If we or our parties on which we rely fail to comply or are alleged to have failed to comply with applicable data privacy obligations, we could face significant consequences, including but not limited to; government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, inability to process personal data or to operate in certain jurisdictions; negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

Moreover, governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer and other processing of non-personal information (for example, under the European Union’s Data Act). This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the above risks and considerations may apply equally to our processing of both personal and non-personal information.

If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Because of our hybrid work policies, sensitive information that is normally protected may be less secure as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-parties and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties upon whom we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our prodcuts, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the MDR entered into application in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK Medicines and Healthcare products Regulatory Agency plans on introducing new legislation governing medical devices with an aim to bring the new regulations into force by July 2024. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Regulations of the FDA and other regulatory agencies, including third country authorities and Notified Bodies, in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are subject to unannounced device inspections by Notified Bodies, as well as other regulatory authorities overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities. In addition, the competent authorities of individual EEA countries have powers to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking, suspending or varying any CE Certificate of Conformity that they have issued for a device or the manufacturer’s quality system.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2022 through February 23, 2024, the trading price of our common stock has been as low as $0.48 per share and as high as $3.71 per share. This extreme stock price volatility has been accompanied by extremely high trading volume in our common stock in comparison to historical experience. During this period, the average daily trading volume of our common stock has been approximately 5.2 million shares and on February 11, 2022, our trading volume exceeded 106.3 million shares, whereas the average daily trading volume from January 1, 2023 to December 31, 2023 was 4.3 million shares.

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

The market price of our common stock may also be influenced by many additional factors, including:

●	analyst coverage, recommendations or changes in their estimates of our financial performance;
●	future announcements about us or our competitors, including the results of technological innovations or new commercial products;
●	announcement of operating results and other factors relating to the commercialization of our products;
●	clinical trial and topline data results;
●	depletion of our cash reserves;
●	sale of equity securities or issuance of additional debt;
●	announcement by us of significant strategic partnerships, capital commitments or acquisitions;
●	changes in government regulations;
●	impact of competitor successes;
●	developments in our relationships with our collaboration partners;
●	global market or financial developments;
●	announcements relating to health care reform, legislation and reimbursement levels, including third-party payor coverage decisions;
●	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
●	regulatory approvals, certifications, timelines or other actions;
●	litigation;
●	public concern as to the safety of our products or recalls;
●	the make-up of our shareholder base; and
●	the other factors described in this Risk Factors section.

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

Holders of our Series B convertible preferred stock and our 2025 notes may convert their securities into common stock and, upon conversion, will dilute your percentage of ownership.

The Series B convertible preferred stock and 2025 Notes are convertible into our common stock at the option of the holders thereof. Accordingly, any conversion of convertible preferred stock or 2025 Notes would dilute the ownership of our holders of common stock. The potential dilutive effect of the conversion of shares of convertible preferred stock or convertible notes may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Certain shareholders may have the ability exert substantial influence over us in a manner adverse to your interests.

Subject to maintaining specified ownership thresholds, PHC continues to hold the right to designate up to two individuals to serve on our board of directors as outlined in their Investor Rights Agreement.

As a result, PHC may be able to significantly influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. PHC may have interests different the interests of the other holders of our common stock.

Our GAAP operating results could fluctuate substantially due to changes in fair value of the derivatives related to the embedded conversion option, interest make-whole provision and make-whole fundamental change provision features of the notes.

Our 2025 Notes contain certain embedded features that require bifurcation of the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in the Company’s consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

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

We cannot predict the effect that the accounting for the options and notes and the associated fluctuations in the fair value of the liability options and embedded features of the 2025 Notes will have on our future GAAP financial results, the trading of our common stock and the trading price of the 2025 Notes, which could be material. Continued extreme volatility in our stock price, as we have experienced recently, could exacerbate such effects.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2023. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

We are subject to taxation for US Federal and numerous U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such jurisdictions. Nevertheless, our effective income tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal or state income tax laws, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We may be unable to utilize our tax attribute carryforwards to reduce our income taxes.

At December 31, 2023, we had federal and state net operating loss, or NOL, carryforwards of $656.9 million and had research and experimental credit carryforwards of $15.3 million. NOL carryforwards in the amount of $196.4 million will expire in varying amounts between 2024 and 2037 and tax credits of $15.3 million will expire in varying amounts between 2024 and 2043. These net operating loss carryforwards and credits could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but limited to offset 80% of our taxable income annually. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382/383 ownership changes and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382/383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the Inflation Reduction Act (“IRA”) imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The TCJA as amended by the CARES Act significantly reformed the Code by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively and putting into effect significant changes to U.S. taxation of international business activities. The IRA, TCJA, or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

Our bank deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits could be impacted if the underlying financial institutions fail.

Our cash and cash equivalents are held in accounts at US Bank Corp, JPMorgan Chase Bank, Truist Bank, and Silicon Valley Bank and consist of cash in our operating accounts and cash invested in money market funds. At any point in time, the funds in our operating accounts may exceed the FDIC insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. To date, we have not experienced significant losses or lack of access to cash in our operating accounts or our invested cash or cash equivalents; however, we can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (collectively, “Information Systems and Data”).

Our information security function is led by our head of IT and supported by our executive team (specifically, our CEO, COO, and CFO), our engineering department, and third-party service providers, and helps identify, assess and manage the Company’s cybersecurity threats and risks. This group identifies and assesess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools, conducting scans of the threat environment, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors and evaluating threats reported to us, external audits, third party testing and vulnerability assessments, and tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response processes; disaster recovery plan; encryption of certain data; network security controls; segregation of certain data; access and physical security controls; assess management; tracking, and disposal; systems monitoring; a vendor risk amangmeent program; employee training; penetration testing by third parties; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example our executive team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, managed cybersecurity services providers, penetration testing firms, dark web monitoring services and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract manufacturers and distributors. We have vendor management processes designed to manage cybersecurity risks associated with our use of certain of these providers. The processes in place include a risk assessment for certain vendors and the imposition of certain contractual obligations related to cybersecurity on certain providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with these providers.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled “If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our executive team and head of IT who has over twenty-five years of IT management experience.

Management is responsible for hiring appropriate personnel and the head of IT is responsible for communicating key priorities to relevant personnel. The executive team works with the head of IT to help prepare for cybersecurity incidents, approve cybersecurity processes, and review security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the executive team, legal and others. The executive team works with the head of IT and the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports from the IT function concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our principal offices occupy approximately 33,000 square feet of research and office space for our corporate headquarters in Germantown, Maryland pursuant to a lease that expires in 2033. Additionally, on July 31, 2019, we entered into a new, non-cancellable operating sub-lease agreement for approximately 30,500 square feet of office space which commenced on September 2, 2019 and expired in 2023. This facility was decommissioned in 2021 and we made lease payments until the lease expiration. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023. The appeal was fully briefed and the case was argued before the Fifth Circuit on February 6, 2024. On February 28, 2024 the Fifth Circuit issued a Per Curiam order affirming the District Court’s decision that Carew failed to state a claim. This order affirms the District Court’s dismissal of plaintiff’s lawsuit.

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

Stockholders

As of February 23, 2024, we had 530,668,435 shares of common stock outstanding held by 168 holders of record.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”), Eversense E3 continuous glucose monitoring (“CGM”) system version is designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months as compared to seven to 14 days for non-implantable CGM systems. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (being the European Union plus Norway, Iceland, and Liechtenstein) (“EEA”). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 to be sold in select markets in Europe and the Middle East. In June 2022, we affixed the CE mark to the Eversense E3 CGM system and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercialization in select markets in Europe during the third quarter of 2022. In June 2018, the U.S. Food and Drug Administration (“FDA”), approved the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing. In February 2022, the 180-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 CGM system would be covered. We also gained coverage expansion through the basal only and hypoglycemic indications across a significant number of commercial payors in 2023. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare

Physician Fee Schedule that updated global payments for the device cost and procedure fees. In July 2022, CMS provided temporary G-codes to enable immediate access to Eversense E3 for all eligible Medicare beneficiaries. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. The Calendar Year 2024 Medicare Physician Fee Schedule continues to include the three CPT© Category III codes. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. The first MAC expansion became effective on February 25, 2024 with the remaining MAC’s expected to become effective in the near future.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment, the last patient of the adult cohort completed the study, and we completed our analysis of the data. Based on this analysis, we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. We expect that this data will support an FDA submission to be made in the coming weeks for a new product with a target 365-day duration and once per week calibration.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst intensively managed patients and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Eversense.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”) of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”) application to the FDA to market Eversense in the United States for 90-day use. On June 21, 2018, we received PMA approval from the FDA for the Eversense system. In July 2018, we began distributing the 90-day Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

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

On August 9, 2020, we entered into a collaboration and commercialization agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute our 90-day Eversense CGM system and our 180-day Eversense E3 CGM system worldwide, with the following initial exceptions: (i) until January 31, 2021, the territory did not include territories covered by our then existing distribution agreement with Roche Diagnostics International AG and Roche Diabetes Care GmbH, which are the Europe, Middle East and Asia, excluding Scandinavia and Israel, and 17 additional countries, including Brazil, Russia, India and China, as well as select markets in the Asia Pacific and Latin American regions; (ii) until September 13, 2021, the territory did not include countries covered by our current distribution agreement with Rubin Medical, which are Sweden, Norway and Denmark; and (iii) until May 31, 2022, the territory did not include Israel. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the 90-day Eversense product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for the 90-day Eversense product during the second quarter of 2021.

In February 2022, we received approval from the FDA for the Eversense E3 CGM System. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (“iCGM”) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In mid-2023, the data gathered in this trial was used to submit an application to the FDA for the integrated continuous glucose monitoring (“iCGM”) designation. The iCGM designation will enable our ability to integrate with insulin delivery devices like pens and pumps to create systems that would use Everesense for automous control and we exepect approval in the first half of 2024. In 2022, we submitted and received approval for an investigational device exemption (“IDE”) for an extension of the trial to allow for pediatric patients and we began enrolling patients in the first half of 2023. The ENHANCE pivotal study for the Eversense 365-day system has been fully enrolled, the last patient of the adult cohort completed the study and we completed the preliminary analysis of the data. Based on this analysis we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. We expect that this data will support an FDA submission to be made in the coming weeks for a new product with a target 365-day duration and once per week calibration.

European Commercialization of Eversense

In September 2017, we affixed the CE mark for Eversense XL, which permits the product to be sold freely in any part of the European Economic Area (“EEA”). The Eversense XL is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in the EEA in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

We previously held a distribution agreement with Roche and granted Roche the exclusive right to market, sell and distribute Eversense in certain territories within EMEA and other countries outside of the United States. The distribution rights under the agreement expired January 31, 2021.

In June 2022, we affixed the CE mark for the Eversense E3 CGM system, and Ascensia began commercialization in certain European markets during the second half of 2022.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We did not make any material changes to these assumptions for the year ended December 31, 2023. We do not expect any material changes in the near term to the underlying assumptions during the year ended December 31, 2024.

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

In addition, we sell small quantities of our products directly to healthcare provider locations within the United States. In these direct sales, inventory is purchased on consignment to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. Consignment sales represent approximately five percent of our net sales in 2023.

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Commercialization Agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions.

Contract assets consist of trade receivables and unbilled receivables from customers and are recorded at net realizable value. Unbilled receivables relate to the revenue share variable consideration from the Commercialization Agreement.

Derivative Financial Instruments

In connection with our issuance of the convertible senior subordinated notes due 2023, or the 2023 Notes in January 2018, we bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The 2023 Notes were paid in full in January 2023 and the derivative liability was derecognized.

In connection with our issuance of the convertible senior subordinated notes due 2025, or the 2025 Notes in July 2019, we bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in our consolidated balance sheets in accordance with Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

In August 2020, we issued convertible senior secured notes due 2024, or the PHC Notes. The Note Purchase Agreement also contained several provisions requiring bifurcation as a separate derivative liability including an embedded conversion feature, mandatory prepayment upon event of default that constitutes a breach of the minimum revenue financial covenant, optional redemption upon an event of default, change in interest rate after PMA approval and default interest upon an event of default. We recorded the fair value of the embedded features as a derivative liability in our consolidated balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. The PHC notes were cancelled in full on March 31, 2023 in exchange for a pre-funded warrant to acquire shares of our common stock (“the PHC Exchange Warrant”) and the derivative liability was derecognized.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	2023	2022	Period Change

	(in thousands)		(in thousands)
Revenue, net	$1,655	$656	$999
Revenue, net - related parties	20,735	15,733	5,002
Total revenue	22,390	16,389	6,001
Cost of sales	19,299	13,663	5,636
Gross profit	3,091	2,726	365

Expenses:
Research and development expenses	48,752	39,719	9,033
Selling, general and administrative expenses	29,942	31,634	(1,692)
Operating loss	(75,603)	(68,627)	(6,976)
Other income (expense), net:
Interest income	5,362	1,824	3,538
Gain on fair value adjustment of option	—	43,745	(43,745)
Exchange related gain, net	14,109	—	14,109
Loss on extinguishment of debt and option	—	(101)	101
Interest expense	(11,110)	(18,703)	7,593
Gain on change in fair value of derivatives	6,648	184,221	(177,573)
Impairment cost	—	(138)	138
Other income (expense)	202	(102)	304
Total other income, net	15,211	210,746	(195,535)
Net (Loss) Income	$(60,392)	$142,119	$(202,511)

Components of Results of Operations

Total revenue

Our total net revenue increased to $22.4 million for the year ended December 31, 2023, compared to $16.4 million for the year ended December 31, 2022, an increase of $6.0 million. This increase was primarily the result of increased commercial activities driving new patients and awareness and a full year of Eversense E3 revenue in 2023, partially offset by slightly lower sales outside of the United States during 2023.

Cost of sales and gross profit

Our cost of sales increased to $19.3 million for the year ended December 31, 2023, compared to $13.7 million for the year ended December 31, 2022. Our gross profit increased to $3.1 million for the year ended December 31, 2023, compared to $2.7 million for the year ended December 31, 2022. Gross profit as a percentage of revenue, or gross margin, was 13.8% and 16.6% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross margin was primarily due to sales channel mix and increased contract manufacturing costs driven by raw material prices.

Research and development expenses

Research and development expenses were $48.8 million for the year ended December 31, 2023, compared to $39.7 million for the year ended December 31, 2022, an increase of $9.1 million. The increase was primarily due to investments for next generation technologies including a $4.0 million increase in clinical studies activities, an increase of $2.2 million in personnel related costs due to the expansion of our research and development workforce, an increase of

$1.4 million for consulting and other support services, an increase of $1.0 million in design and prototype development costs, and an increase of $0.5 million in other administrative R&D expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $29.9 million for the year ended December 31, 2023, compared to $31.6 million for the year ended December 31, 2022, a decrease of $1.7 million. The decrease was primarily the result of a $1.0 million decrease in personnel costs, a $0.8 million decrease in other general and administrative costs to include recruiting and associated employee overhead, local tax expenses, and legal expenses, partially offset by a $0.1 million increase in other selling and marketing costs.

Total other income, net

Total other income, net, was $15.2 million for the year ended December 31, 2023, compared to $210.7 million for the year ended December 31, 2022, a reduction of $195.5 million. The change was primarily due to a $177.6 million reduction in gains on the fair value of derivatives primarily driven by debt settlement and the decrease in our stock price, and a $43.7 million reduction in the gain on fair value of options primarily driven by the decrease in our stock price, partially offset by a $3.5 million increase in interest income, a $7.6 million decrease in interest expense, a $14.1 million gain on exchange of debt, and $0.6 million increase in other income (expense) items, net.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. Positive net income during 2022 was substantially the result of fair value gains due to embedded derivatives in our convertible notes. As of December 31, 2023, we had an accumulated deficit of $869.3 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $109.5 million.

During 2023, we undertook a number of financing transactions designed to strengthen our balance sheet, including the repayment of our 2023 Notes, the issuance of additional pre-funded warrant to PHC for cash in a private placement, the exchange of our PHC Notes for a newly issued pre-funded warrant, the exchange of a portion of our 2025 Notes for cash and newly issued common stock in a series of private exchanges, the entry into a new term loan facility and the issuance of shares of common stock pursuant to an at the market offering program. These transactions are described in greater detail below.

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

On September 8, 2023, we entered into a loan agreement (the “Loan and Security Agreement”) with several institutions (collectively, the “Lenders") and Hercules Capital, Inc. (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders agreed to make available up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on September 8, 2023 and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027.

On August 10, 2023, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of our outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the holders of the 2025 Notes agreed to exchange up to $30.8 million in aggregate principal amount of the 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock. The number of shares issued was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period. Based on the volume-weighted average price per share of the common stock during the averaging period, we issued a total of 35.1 million shares of common stock in the exchanges.

In August 2023, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $106.6 million through GS as our sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of the date of this Annual Report on Form 10-K, no sales have been made under the Equity Distribution Agreement.

In November 2021, we entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies received commissions up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. For the twelve months ending December 31, 2023 and 2022, we received $7.4 million and $34.2 million in net proceeds from the sale of 9,944,663 shares and 15,160,899 shares, respectively, of our common stock under the 2021 Sales Agreement. Effective August 7, 2023, in connection with the transactions described above, we and Jefferies mutually agreed to terminate the 2021 Sales Agreement. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

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

On August 9, 2020, we entered into a financing agreement with Ascensia’s parent company, PHC Holdings Corporation (“PHC”), pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also had the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense E3 product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant a loan agreement with Highbridge Capital Management, LLC (“Highbridge”) (the “Highbridge Loan Agreement”), in the amount of approximately $17.6 million. As described in Note 21, on March 13, 2023, we entered into an agreement with PHC, whereby PHC has agreed to exchange the PHC Notes for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock. The

Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per share. On March 31, 2023 (6:00 am Japan Standard Time on April 1, 2023), the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

Warrants

In connection with certain of our historical financing transactions, we have issued warrants to investors and providers of debt financing, as described below.

On June 30, 2016, we entered into a loan agreement with Oxford Finance and Silicon Valley Bank (collectively, the “Lenders”) and issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 116,581, 63,025 and 80,645 shares of common stock at an exercise price of $3.86, $2.38 and $1.86 per share, respectively (“Oxford/SVB Warrants”). The Oxford/SVB warrants expire on June 30, 2026, November 22, 2026 and March 29, 2027, respectively.

On April 24, 2020, we entered into a loan agreement with Highbridge and issued the lender warrants to purchase an aggregate of 4,500,000 shares of the Company’s common stock with an exercise price of $0.66 per share (“Highbridge Warrants”). The Highbridge Warrants are exercisable until April 24, 2030. During the year ended December 31, 2021, the warrant holders exercised 1,750,000 warrants. There were no warrants exercised for the years ended December 31, 2023 or 2022.

On November 9, 2020, we entered into the Equity Line Agreement and issued Energy Capital warrants to purchase up to 10,000,000 shares of our common stock with an exercise price of $0.3951 per share (“Energy Capital Warrants”). The Energy Capital Warrants vested on May 9, 2021. The warrants were recorded within equity based on their fair value of $3.4 million. In February 2022, the Energy Capital Warrants were exercised in full, on a net basis and Energy Capital received 8,917,535 shares of common stock upon the net exercise of the warrants.

On March 13, 2023, we issued to PHC, the Purchase Warrant to purchase 15,425,750 shares of common stock. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. We received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by us. The warrants were recorded in equity based on their fair value of $14.3 million. Because PHC was an existing stockholder of the company at the time of the transaction, the $0.7 million excess of the purchase price over the fair value of the Purchase Warrant was recognized as an equity transaction and recorded as a capital contribution made by PHC to us as additional paid-in-capital. All or any part of the Purchase Warrant shall is exercisable by the holder at any time and from time to time.

In addition, on March 13, 2023, we entered into an exchange agreement with PHC, pursuant to which PHC agreed to exchange $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock. On March 31, 2023, the exchange was consummated, and we issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes. The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. The PHC Exchange Warrant was recorded in equity based on its fair value of $48.6 million.

On September 8, 2023, we entered into the Loan and Security Agreement and issued the Tranche 1 Warrants to acquire an aggregate of 832,362 shares of common stock at an exercise price of $0.6007 per share. The Tranche 1 Warrants may be exercised through the earlier of (i) September 8, 2030 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement. The Tranche 1 Warrants were recorded in equity based on their fair value of $0.4 million. The number of shares for which the Tranche 1 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the warrant agreement.

On January 2, 2024, we issued the Tranche 2 Warrants to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share. The Tranche 2 Warrants may be exercised through the earlier of (i) September 8, 2030 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement.

The number of shares for which the Tranche 1 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the warrant agreement.

Indebtedness

Loan and Security Agreement

On September 8, 2023, we entered into the Loan and Security Agreement with the Lenders and Hercules, pursuant to which the Lenders agreed to make available to us the Term Loan Facility, consisting of (i) an initial Tranche 1 Loan, which was funded in the amount of $25.0 million on the Effective Date and (ii) the Tranche 2 Loan and Tranche 3 Loan, respectively, which would become available to the Company upon our satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. The loans under the Loan and Security Agreement mature on September 1, 2027. In December 2023, we met the terms and conditions to draw on Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million.

PPP Loan

On April 22, 2020, we received $5.8 million in loan funding from the PPP pursuant to the CARES Act, as amended by the Flexibility Act, and administered by the Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) was evidenced by the PPP Note dated April 21, 2020 (the “PPP Note”) in the principal amount of $5.8 million with Silicon Valley Bank (“SVB”).

Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Note was two years. In April 2022, we repaid the outstanding principal and accrued interest in full.

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2023:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2025 Notes	July 1, 2019	5.25%	$20.4	January 15, 2025	757.5758	$1.32

See Note 13 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2025 Notes.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, certifications and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product in the United States, will require significant uses of working capital through 2024 and beyond.

Management has concluded that based on our current operating plans, existing cash and cash equivalents and cash flows from our future operations will be sufficient to meet our anticipated operating needs through twelve months after issuance of the financial statements. As part of our liquidity strategy, we will continue to monitor our capital structure and operating plans and we may access the capital markets or debt markets for additional funding if the opportunity arises to enhance our capital structure for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(70,163)	$(66,312)
Net cash provided by investing activities	89,713	26,882
Net cash provided by financing activities	20,366	41,762
Net increase in cash and cash equivalents	$39,916	$2,332

Net cash used in operating activities

Net cash used in operating activities was $70.2 million for the year ended December 31, 2023, and consisted of a net loss of $60.4 million, a $14.1 million exchange-related gain, a $6.6 million gain in the fair value of derivatives on convertible notes, and a $4.0 million net change in operating assets and liabilities, partially offset by $8.7 million of stock-based compensation, and $6.3 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $66.3 million for the year ended December 31, 2022, and consisted of a $184.2 million gain in the fair value of derivatives on convertible notes, a $43.7 million gain on fair value adjustment of options, a $2.5 million net change in operating assets and liabilities, partially offset by net income of $142.1 million, $13.3 million related to depreciation/amortization and other non-cash items, $8.6 million of stock-based compensation, and $0.1 million of loss on extinguishment of options.

Net cash provided by investing activities

Net cash provided by investing activities was $89.7 million for the year ended December 31, 2023, and consisted of $158.6 million from the sale and maturity of marketable securities, offset by $68.5 million from the purchase of marketable securities and $0.4 million of capital expenditures for laboratory equipment and leasehold improvements.

Net cash provided by investing activities was $26.9 million for the year ended December 31, 2022, and consisted of $131.9 million from the sale and maturity of marketable securities, offset by $104.7 million from the purchase of marketable securities and $0.3 million of capital expenditures for laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $20.4 million for the year ended December 31, 2023, and primarily consisted of $7.4 million in proceeds related to the issuance of common stock and the exercise of stock options and warrants, $14.7 million in proceeds from the issuance of the PHC Purchase Warrant, and $24.4 million in net proceeds from borrowings pursuant to the Loan and Security Agreement, partially offset by $15.7 million and $7.5 million in repayment of the 2023 and 2025 notes, respectively, $2.7 million taxes paid related to net share settlement of equity awards, and $0.4 million in debt issuance costs.

Net cash provided by financing activities was $41.8 million for the year ended December 31, 2022, and primarily consisted of $12 million in proceeds from the issuance of Series B preferred stock related to the Energy Capital option exercise, $34.2 million from issuance of common stock, and $1.1 million for proceeds related to exercise of stock options and warrants, offset by $2.9 million in repayment of the PPP loan and $2.6 million taxes paid related to net share settlement of equity awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $109.5 million and at December 31, 2022 we had cash, cash equivalents and marketable securities of $156.3 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The interest rate on all of our notes payable are fixed. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Senseonics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statement of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

McLean, Virginia

February 29, 2024

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$75,709	$35,793
Short term investments, net	33,747	108,222
Accounts receivable, net	808	127
Accounts receivable, net - related parties	3,724	2,324
Inventory, net	8,776	7,306
Prepaid expenses and other current assets	7,266	7,428
Total current assets	130,030	161,200

Deposits and other assets	7,006	3,108
Long term investments, net	—	12,253
Property and equipment, net	1,184	1,112
Total assets	$138,220	$177,673

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,568	$419
Accrued expenses and other current liabilities	11,744	14,616
Accrued expenses and other current liabilities, related parties	945	837
Note payable, current portion, net	—	15,579
Derivative liability, current portion	—	20
Total current liabilities	17,257	31,471

Long-term debt and notes payables, net	41,195	56,383
Derivative liabilities	102	52,050
Other liabilities	6,214	2,689
Total liabilities	64,768	142,593

Commitments and contingencies

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 12,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	37,656	37,656
Total temporary equity	37,656	37,656

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 530,364,237 shares and 479,637,138 shares issued and outstanding as of December 31, 2023 and December 31, 2022	530	480
Additional paid-in capital	904,535	806,488
Accumulated other comprehensive loss	(11)	(678)
Accumulated deficit	(869,258)	(808,866)
Total stockholders' equity (deficit)	35,796	(2,576)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$138,220	$177,673

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2023	2022

Revenue, net	$1,655	$656
Revenue, net - related parties	20,735	15,733
Total revenue	22,390	16,389
Cost of sales	19,299	13,663
Gross profit	3,091	2,726

Expenses:
Research and development expenses	48,752	39,719
Selling, general and administrative expenses	29,942	31,634
Operating loss	(75,603)	(68,627)
Other income (expense), net:
Interest income	5,362	1,824
Gain (Loss) on fair value adjustment of option	—	43,745
Exchange related gain, net	14,109	—
Gain (Loss) on extinguishment of debt and option	—	(101)
Interest expense	(11,110)	(18,703)
Gain (Loss) on change in fair value of derivatives	6,648	184,221
Impairment cost	—	(138)
Other income (expense)	202	(102)
Total other income, net	15,211	210,746

Net (Loss) Income	(60,392)	142,119
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	667	(466)
Total other comprehensive gain (loss)	667	(466)
Total comprehensive (loss) income	$(59,725)	$141,653

Basic net (loss) income per common share	$(0.11)	$0.30
Basic weighted-average shares outstanding	567,974,492	467,952,475

Diluted net loss per common share	$(0.11)	$(0.11)
Diluted weighted-average shares outstanding	567,974,492	618,205,605

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

							Series B
			Additional	Accumulated		Total	Convertible
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Preferred Stock
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equtiy (Deficit)	Temporary Equity
Balance, December 31, 2021	447,282	$447	$765,215	$(212)	$(950,985)	$(185,535)	—
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	37,656
Issuance of common stock, net of issuance costs	15,161	15	34,159	—	—	34,174	—
Exercise of stock options and warrants	9,892	10	941	—	—	951	—
Issuance of common stock for vested RSUs and ESPP purchases	9,507	10	123	—	—	133	—
Stock-based compensation expense	—	—	8,618	—	—	8,618	—
Shares withheld related to net share settlement of equity awards	(2,205)	(2)	(2,568)			(2,570)
Net income	—	—	—	—	142,119	142,119	—
Other comprehensive loss	—	—	—	(466)	—	(466)	—
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issuance of warrants, net of issuance costs	—	—	63,645		—	63,645
Exercise of stock options and warrants	6	—	3	—	—	3	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002
Issuance of common stock for vested RSUs and ESPP purchases	9,531	9	198	—	—	207	—
Stock-based compensation expense	—	—	8,673	—	—	8,673	—
Shares withheld related to net share settlement of equity awards	(3,894)	(4)	(2,668)	—	—	(2,672)	—
Other	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	(60,392)	(60,392)	—
Other comprehensive gain	—	—	—	667	—	667	—
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	37,656

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(60,392)	$142,119
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and ROU amortization expense	1,277	985
Non-cash interest expense	4,734	12,164
Change in fair value of derivatives	(6,648)	(184,221)
(Gain) Loss on fair value adjustment of option	—	(43,745)
(Gain) Loss on extinguishment of option	—	101
Exchange-related gain, net	(14,109)	—
Impairment of option	—	138
Stock-based compensation expense	8,673	8,618
Provision for inventory obsolescence	174	—
Loss on disposal of assets	5	—
Other	89	—
Changes in assets and liabilities:
Accounts receivable	(2,191)	(478)
Prepaid expenses and other current assets	162	(1,210)
Inventory	(1,644)	(989)
Deposits and other assets	(438)	381
Accounts payable	2,297	(785)
Accrued expenses and other liabilities	(1,061)	1,462
Accrued interest	31	(95)
Operating lease liabilities	(1,122)	(757)
Net cash used in operating activities	(70,163)	(66,312)
Cash flows from investing activities
Capital expenditures	(350)	(312)
Purchase of marketable securities	(68,537)	(104,706)
Proceeds from sale and maturity of marketable securities	158,600	131,900
Net cash provided by investing activities	89,713	26,882
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,376	34,174
Proceeds from exercise of stock options and ESPP issuances, net	73	1,084
Taxes paid related to net share settlement of equity awards	(2,672)	(2,570)
Repayment of 2023 Notes	(15,700)	—
Repayment of 2025 Notes	(7,500)	—
Repayment of term loans	—	(2,926)
Proceeds from issuance of Loan and Security Agreement, net	24,446	—
Payment of debt issuance costs	(355)	—
Proceeds from issuance of warrants, net	14,698	—
Proceeds from issuance of preferred stock, net	—	12,000
Net cash provided by financing activities	20,366	41,762
Net increase in cash and cash equivalents	39,916	2,332
Cash and cash equivalents, at beginning of period	35,793	33,461
Cash and cash equivalents, at ending of period	$75,709	$35,793

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,678	$6,568
Lease liabilities arising from obtaining right-of-use assets	3,831	2,689
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	173	—
Conversion of options into redeemable convertible preferred stock	—	25,656
Issuance of warrants in exchange for PHC Notes	48,564	—
Issuance of warrants for Loan and Security Agreement	364	—
Issuance of common stock converted from 2025 Notes	21,002	—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, lack of operating history as a commercial-stage company and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® E3 CGM System (for use up to six months) in both the United States and Europe, and the launch of our legacy versions, including Eversense CGM System in the United States (for use up to 90 days) and the Eversense CGM and Eversense XL CGM Systems (for use up to six months) in Europe, the Middle East, and Africa.

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities will require significant uses of working capital through 2024 and beyond. The Company generated total gross profit of $3.1 million for the twelve months ended December 31, 2023 and had an accumulated deficit of $869.3 million at December 31, 2023. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $109.5 million.

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders") and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, the Company met the terms and conditions to draw on Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of December 31, 2023, no sales have been made under the Equity Distribution Agreement.

In November 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies received commissions up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. For the twelve months ending December 31, 2023 and 2022, the Company received $7.4 million and $34.2 million in net proceeds from the sale of 9,944,663 shares and 15,160,899 shares of its common stock under the 2021 Sales Agreement, respectively. Effective August 7, 2023, the Company and Jefferies mutually agreed to terminate the 2021 Sales Agreement. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

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

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in

February 2022 and the option was not exercised. As described in Note 13, on March 13, 2023, the Company entered into an Exchange Agreement (the “PHC Exchange Agreement”) with PHC, pursuant to which PHC agreed to exchange (the “PHC Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of the Company’s common stock, $0.001 par value per share (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. On March 31, 2023, the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

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

The Company believes that these agreements provide the financial resources and mutual commitment to support the growth of the new Eversense E3 product and subsequent product versions. The timing and success of these collaborations and financings are dependent on certain events occurring in accordance with the Company’s plans, and may be influenced by uncontrollable external factors. Management has concluded that based on the Company’s current operating plans, its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated operating needs through twelve months after issuance of the financial statements.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements reflect the accounts of Senseonics Holdings and its wholly owned operating subsidiary Senseonics, Incorporated. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one segment, glucose monitoring products. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Cash ⁽¹⁾	$2,756	$1,135
Money market funds	72,953	34,658
Cash and cash equivalents	$75,709	$35,793
(1)Includes overnight repurchase agreements.

There was no restricted cash held as of December 31, 2023 and December 31, 2022.

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

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and are reduced by an allowance for doubtful accounts at the time potential collection risk is identified. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The Company does not have a history of collectability concerns, and the allowance for uncollectible accounts was $0.1 million as of December 31, 2023. There was no allowance recorded as of December 31, 2022.

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

The Company recognizes a ROU lease asset and liability as of the lease commencement date at the present value of the lease payments over the lease term. If the discount rate in the lease agreement is not implicit, the Company estimates the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Lease and non-lease components are accounted for as a single component for facility leases. Leases with an initial term of 12 months or less are expensed to rent expense over the related term.

Impairment of Long-lived Assets

Management reviews long-lived assets, including property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There were no impairment indicators identified in 2023 or 2022.

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

At December 31, 2023 and December 31, 2022, the warranty reserve was $0.5 million and $0.8 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Balance at beginning of the period	$781	$723
Provision for warranties during the period	242	166
Settlements made during the period	(509)	(108)
Balance at end of the period	$514	$781

Revenue Recognition

We generate the majority of our product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

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

In addition, we sell small quantities of our products directly to healthcare provider locations within the United States. In these direct sales, inventory is purchased on consignment to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed.

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Commercialization Agreement, revenue share. Variable consideration, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates and market conditions.

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Commercialization Agreement.

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

The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on the daily closing prices of the Company as well as the daily closing prices of a peer group of comparable publicly traded companies in similar stages of development. The Company has assumed no dividend yield because it does not expect to pay dividends in the future, which is consistent with its history of not paying dividends.

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

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 2003 and all subsequent periods due to the availability of NOL and tax credit carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the 2025 Notes, Loan and Security Agreement and warrants are recorded at historical cost, net of discounts. The associated embedded conversion features in the Notes are derivative instruments and along with Options are remeasured at fair value each reporting period.

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

4. Revenue Recognition

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$14,053	62.8%	$7,512	45.8%
Outside of the United States	8,337	37.2	8,877	54.2
Total	$22,390	100.0%	$16,389	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of December 31, 2023 and 2022 included unbilled accounts receivable of $1.5 million and $1.7 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenues and Customers

Net revenue from the Company’s distribution arrangement with Ascensia, a related party, accounted for 93%, and 96% of total net revenues for the years ended December 31, 2023 and 2022, respectively.

5. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net income (loss) per share for the year ended December 31, 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

	2023	2022

Net (loss) income	(60,392)	142,119
Impact of conversion of dilutive securities	—	(209,269)

Dilutive Net loss	(60,392)	(67,150)

Net (loss) income per share
Basic	(0.11)	0.30
Diluted	(0.11)	(0.11)

Basic weighted average shares outstanding	567,974,492	467,952,475
Dilutive potential common stock outstanding
Stock-based awards	—	6,000,572
2023 Notes	—	4,617,646
2025 Notes	—	39,689,142
PHC Notes	—	67,162,375
Series B Preferred Stock	—	30,372,058
Warrants	—	2,411,337
Diluted weighted average shares outstanding	567,974,492	618,205,605

Outstanding anti-dilutive securities not included in the diluted net income per share calculations were as follows:

	2023	2022
Stock-based awards	27,609,566	11,917,529
2023 Notes	—	—
2025 Notes	15,813,176	—
PHC Notes	—	—
Series B Preferred Stock	30,372,058	—
Warrants	1,260,183	427,821
Total anti-dilutive shares outstanding	75,054,983	12,345,350

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,598	—	—	$7,598
Corporate debt securities	$7,980	1	—	$7,981
Government and agency securities	$18,180	—	(12)	$18,168
Total	$33,758	$1	$(12)	$33,747

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$41,503	—	—	$41,503
Corporate debt securities	$32,331	—	(189)	$32,142
Asset backed securities	$8,363	—	(103)	$8,260
Government and agency securities	$38,956	—	(386)	$38,570
Total	$121,153	$—	$(678)	$120,475

The following are the scheduled maturities as of December 31, 2023 (in thousands):

	Net	Fair
	Carrying Amount	Value
2024	$33,758	$33,747
Total	$33,758	$33,747

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at December 31, 2023 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$2,160	$1,697
Work-in-process	5,332	4,057
Raw materials	1,284	1,552
Total	$8,776	$7,306

The Company recorded $0.2 million and $1.4 million in cost of sales for the years ended December 31, 2023 and 2022, respectively, to reduce the value of inventory for items that are potentially obsolete, to adjust costs to their net realizable value, and for inventory in excess of product demand.

8.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Contract manufacturing⁽¹⁾	$4,244	$4,097
Tax credits receivable(2)	1,793	—
Clinical and Preclinical	343	924
Interest receivable	272	336
IT and software	242	189
Rent and utilities	122	132
Research and development	95	67
Insurance	73	1,243
Accounting and Audit	61	270
Sales and Marketing	20	158
Other	1	12
Total prepaid expenses and other current assets	$7,266	$7,428

(1) Includes deposits to contract manufacturers for manufacturing process (2) Refundable employee retention credits, enacted under the CARES Act.

9. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Machinery and laboratory equipment	$2,783	$2,668
Office furniture and equipment	354	354
Leasehold improvements	530	128
	3,667	3,150
Less: Accumulated depreciation	(2,483)	(2,038)
Property and equipment, net	$1,184	$1,112

Depreciation expense for the years ended December 31, 2023 and 2022 was $0.4 million and $0.5 million, respectively. There were no material disposals during 2023 or 2022.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Compensation and benefits	$4,799	$4,699
Research and development	3,846	3,502
Contract manufacturing	1,457	2,480
Interest on notes payable	704	2,050
Professional and administration services	673	1,053
Product warranty and replacement obligations	514	781
Operating lease	368	725
Sales and marketing services	301	149
Other	27	14
Total accrued expenses and other current liabilities	$12,689	$15,453

11.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease. In May 2023, the Company amended our lease, extending the lease term through 2033, and obtained a tenant improvement allowance of $1.3 million. The Company accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date, which resulted in an increase of $2.5 million to the ROU asset, and an increase of $3.8 million to the lease liability. The Company has one option to extend the term for an additional period of five years beginning on June 1, 2033. The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred rent.

On July 31, 2019, the Company entered into a non-cancellable operating lease agreement for approximately 30,500 square feet of office space commencing on September 2, 2019 and expiring in 2023. The Company did not have any lease related payments made to the lessor before the commitment date, lease incentives received from the lessor or initial direct cost adjustments to be added to the initial measurement of the liability. This facility was decommissioned in 2021 and an impairment charge of $0.5 million was recorded. The Company continued to make lease payments through the lease expiration date.

Operating lease expense for the years ended December 31, 2023 and 2022 was $0.8 million and 0.7 million, respectively.

The following table summarizes the lease assets and liabilities as of December 31, 2023 and 2022 (in thousands):

		December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2023	2022
Assets
Operating lease ROU assets	Deposits and other assets	$5,180	3,032
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$368	725
Non-current operating lease liabilities	Other non-current liabilities	6,214	2,689
Total operating lease liabilities		$6,582	3,414

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2023 (in thousands):

2024	912
2025	939
2026	967
2027	996
2028	1,026
Threafter	4,908
Total	9,748
Present value adjustment	(3,166)
Present value of lease liabilities	$6,582

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2023 and 2022:

Remaining lease term (years)	2023	2022
Operating leases	9.4	5.0
Discount rate
Operating leases	8.5%	9.1%

During the years ended December 31, 2023 and 2022, the Company made cash payments of $1.1 million and $1.0 million included in the measurement of its operating lease liabilities, respectively.

12.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of up to 3% of the participant’s contributions. Employer match expenses during the years ended December 31, 2023 and 2022 were $0.5 million and $0.4 million, respectively. Administrative expenses for the plan, which are paid by the Company, were not material in 2023 or 2022.

13.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders"), pursuant to which the Lenders have agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, the Company met the terms and conditions to draw on Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

The loans under the Loan and Security Agreement bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 1.40% and (ii) 9.90%. Borrowings under the Loan and Security Agreement are repayable in monthly interest-only payments through (a) initially, September 1, 2026 and (b) if the Company satisfies the Interest Only Extension Conditions (as defined in the Loan and Security Agreement), the Maturity Date. After the interest-only payment period, borrowings under the Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date.

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Loan and Security Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Effective Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Effective Date, and 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the Effective Date and prior to the Maturity Date. In addition, the Company paid a $375,000 facility fee upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan or Tranche 3 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.95% of the aggregate principal amount of loan advances actually made under the Loan and Security Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The end of term fee is accreted to interest expense over the term of the loans.

The Company’s obligations under the Loan and Security Agreement are secured, by a first-priority security interest in substantially all of its assets. The Loan and Security Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 30% of the outstanding loan amount under the Loan and Security Agreement. The Loan and Security Agreement also contains a performance covenant, commencing on July 1, 2024, that requires the Company to generate net product revenue on a trailing six-month basis in excess of specified percentage for applicable measuring periods, subject to certain exceptions.

In addition, the Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company.

In addition, in connection with the issuance of the Tranche 1 Loan the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share (the “Tranche 1 Warrant Shares”). The Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Tranche 1 Warrants. The number of Tranche 1 Warrant Shares for which the Tranche 1 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Tranche 1 Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan that is being amortized as additional interest expense over the term of the loan agreement using the effective interest method. On January 2, 2024, in connection with the issuance of the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the Tranche 2 Warrants”) to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share (the “Tranche 2 Warrant Shares”).

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the initial term loan using an effective interest rate of 13.17%. The fair value of the Company’s Loan and Security Agreement was $26.2 million as of December 31, 2023.

Pursuant to the Loan and Security Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the Tranche 2 Loan and Tranche 3 Loan, which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of the advance.

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

Convertible Preferred Stock and Warrants

Equity Line Agreement

On November 9, 2020, the Company entered into an equity line agreement with Energy Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Energy Capital was committed to purchase up to an aggregate of $12.0 million of shares of the Company’s newly designated Series B Preferred Stock at the Company’s request from time to time during the 24-month term of the Equity Line Agreement. Under the Equity Line Agreement, beginning January 21, 2021, subject to the satisfaction of certain conditions, the Company had the right, at sole discretion, to present Energy Capital with a Regular Purchase Notice directing Energy Capital (as principal) to purchase shares of Series B Preferred Stock at a price of $1,000 per share (not to exceed $4.0 million worth of shares) once per month, up to an aggregate of $12.0 million of our Series B Preferred Stock at the Purchase Price equal to $1,000 per share of Series B Preferred Stock, with each share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share, subject to customary anti-dilution adjustments, including in the event of any stock split. The Equity Line Agreement provided that we shall not affect any Regular Purchase Notice under the Equity Line Agreement on any date where the closing price of the Company’s common stock on the NYSE American is less than $0.25 without the approval of Energy Capital. In addition, beginning on January 1, 2022, since there have been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion, by its delivery to the Company of a Purchase Notice, to purchase up to $12.0 million of Series B Preferred Stock under the Equity Line Agreement at the Purchase Price. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock.

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

As of December 31, 2023, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

The PHC Notes were senior secured obligations of the Company and were guaranteed on a senior secured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. Interest at the annual rate of 9.5% was payable semi-annually in cash or, at the Company’s option, payment in kind. The interest rate decreased to 8.0% in April 2022 as a result of the Company having obtained FDA approval for the 180-day E3 Eversense system for marketing in the United States. The maturity date for the PHC Notes is October 31, 2024 (the “Maturity Date”). The obligations under the PHC Notes were secured by substantially all of the Company’s and its subsidiary’s assets.

Each $1,000 of principal of the PHC Notes (including any interest added thereto as payment in kind) was convertible into 1,901.7956 of shares of the Company’s stock, equivalent to a conversion price of approximately $0.53 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occur prior to the maturity date, the Company would have been required, in certain circumstances, to increase the conversion rate for a holder who elects to convert its PHC Notes in connection with such notice of redemption or corporate event. In certain circumstances, the Company would have been required to pay cash in lieu of delivering make whole shares unless the Company obtained stockholder approval to issue such shares.

Subject to specified conditions, on or after October 31, 2022, the PHC Notes would have become redeemable by the Company if the closing sale price of the common stock exceed 275% of the conversion price for a specified period of time and subject to certain conditions upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest. On or after October 31, 2023, the PHC Notes would have been redeemable by the Company upon 10 days prior written notice at a cash redemption price equal to the then outstanding principal amount (including any payment in kind interest which has been added to such amount), plus any accrued but unpaid interest, plus a call premium of 130% if redeemed at least six months prior to the Maturity Date or a call premium of 125% if redeemed within six months of the Maturity Date.

The Note Purchase Agreement contained customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contained customary events of default, after which the PHC Notes be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

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

In connection with the issuance of the Note Purchase Agreement, the Company incurred $2.9 million in debt issuance costs and debt discounts. The associated debt issuance costs were recorded as a contra liability in the amount of $1.4 million and are deferred and amortized as additional interest expense over the term of the notes at an effective interest rate of 29.19%. There were no conversions of the PHC Notes prior to the exchange of the PHC Notes for the PHC Exchage Warrant described above.

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

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remain outstanding. The remaining unamortized debt discount and debt issuance costs are amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the Company’s 2025 Notes, excluding the embedded features, was $19.1 million as of December 31, 2023 and $41.3 million at December 31, 2022. The fair value of the derivative at December 31, 2023 and December 31, 2022 was $0.1 million and $7.9 million, respectively.

2023 Notes

In January 2018, the Company issued $50.0 million in aggregate principal amount of the 2023 Notes. In February 2018, the Company issued an additional $3.0 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the overallotment option by the underwriter. The 2023 Notes were general, unsecured, senior subordinated obligations and bear interest at a rate of 5.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The net proceeds from the issuance of the 2023 Notes, after deducting transaction costs, were $50.7 million. The Company paid interest semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. In July 2019, the Company used the net proceeds from the issuance of the 2025 Notes to repurchase $37.0 million aggregate principal amount of the outstanding 2023 Notes.

Each $1,000 of principal of the 2023 Notes were initially convertible into 294.1176 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $3.40 per share, subject to adjustment upon the occurrence of specified events. Holders may convert at any time prior to February 1, 2023. Holders who convert on or after the date that is six months after the last date of original issuance of the 2023 Notes but prior to February 1, 2021, may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. If specific corporate events occur prior to the maturity date, the Company will increase the conversion rate pursuant to the make-whole fundamental change provision for a holder who elects to convert their 2023 Notes in connection with such an event in certain circumstances. Additionally, if a fundamental change occurs prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest.

The Company bifurcated the embedded conversion option, along with the interest make-whole provision and make-whole fundamental change provision, and in January 2018 recorded the embedded features as a debt discount and derivative liability in the Company’s consolidated balance sheets at its initial fair value of $17.3 million. Additionally, the Company incurred transaction costs of $2.2 million. The debt discount and transaction costs were amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 9.30%. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded to other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. On January 31, 2023, the Company repaid the outstanding principal and accrued interest in full. The derivative was unexercised upon maturity and the fair value in the amount of $0.02 million was recognized as an extinguishment gain in the caption “Other income (expense)” in Company’s consolidated statement of operations and comprehensive loss.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,090)	(52)	17,257
Loan and Security Agreement	25,000	(733)	(329)	23,938

	December 31, 2022
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
2023 Notes	15,700	(121)	—	15,579
2025 Notes	51,199	(15,029)	(252)	35,918
PHC Convertible Notes	35,000	(13,698)	(837)	20,465

(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Twelve Months Ended December 31, 2023
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	121	—	189
2025 Notes	5.25%	2,149	5,451	91	7,691
PHC Convertible Notes	8.00%	700	1,442	88	2,230
Loan and Security Agreement	9.90%	791	184	24	999
Total		3,709	7,198	203	11,110

	Twelve Months Ended December 31, 2022
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	824	1,378	—	2,202
2025 Notes	5.25%	2,674	5,506	92	8,272
PHC Convertible Notes	8.00%	3,035	4,889	299	8,223
PPP Loan	1.00%	6	—	—	6
Total		6,539	11,773	391	18,703

(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of December 31, 2023:

2025	$20,399
2026	7,397
2027	19,341
Total	$47,137

14.	Stockholders’ Deficit

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

Common Stock

As of December 31, 2023 and December 31, 2022, the Company’s authorized capital stock included 900,000,000 shares of common stock, par value $0.001 per share. The Company had 530,364,237 and 479,637,138 shares of common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively.

Preferred Stock

As of December 31, 2023 and 2022, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company had 12,000 shares of Series B Preferred Stock outstanding as of December 31, 2023 and 2022.

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

On March 13, 2023, the Company issued to PHC, the Purchase Warrant to purchase 15,425,750 shares of common stock. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. The Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company. The warrant was recorded in equity based on its fair value of $14.3 million. Because PHC was an existing stockholder of the Company at the time of the transaction, the $0.7 million excess of the purchase price over the fair value of the Purchase Warrant was recognized as an equity transaction and recorded as a capital contribution made by PHC to the Company as additional paid-in-capital. All or any part of the Purchase Warrant is exercisable by the holder at any time and from time to time.

In addition, on March 13, 2023, the Company entered into an Exchange Agreement with PHC, and, on March 31, 2023, issued the PHC Exchange Warrant to purchase up to 68,525,311 shares of common stock in exchange for the cancellation in full of the PHC Notes, including accrued interest thereon. The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. The warrant was recorded in equity based on its fair value of $48.6 million. All or any part of the Purchase Warrant is exercisable by the holder at any time and from time to time.

On September 8, 2023, Company entered into the Loan and Security Agreement and issued the Tranche 1 Warrants to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share. The Tranche 1 Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the warrant agreement. The Tranche 1 Warrants were recorded in equity based on their fair value of $0.4 million. The number of shares for which the Tranche 1 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the warrant agreement.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2023, 30,593,882 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2024, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 49,156,630 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2023, 233,825 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of December 31, 2023, 7,537,500 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2023 there were 17,624,582 shares of common stock available for issuance under the 2016 ESPP. Effective January 1, 2024, by virtue of the automatic increase described above, the total number of shares remaining available for issuance under the 2016 ESPP was increased to 22,928,224 shares.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On February 1, 2023, there were 86,816 shares purchased in connection with the offering period. On August 1, 2023, there were 135,496 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. All awards issued under the 1997 plan are fully vested. Approximately 1,026,870 shares of the Company’s common stock underlying remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

Stock Options

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award for those awards with service conditions only. For awards that also contain performance conditions, expense is recognized beginning at the time the performance condition is considered probable of being met over the remaining vesting period.

Stock option activity under the plans during the years ended December 31, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2021	13,384	$2.38	5.71
Options granted	449	1.48
Options exercised	(974)	0.98
Options canceled/forfeited	(1,080)	2.52
Options outstanding as of December 31, 2022	11,779	2.45	5.07
Options granted	3,589	0.64
Options exercised	(6)	0.46
Options canceled/forfeited	(1,622)	1.22
Options outstanding as of December 31, 2023	13,740	$2.12	5.18

Options vested and expected to vest as of December 31, 2023	13,740	$2.12
Options exercisable as of December 31, 2023	10,638	$2.52	3.97

The weighted average grant-date fair value of stock option awards granted in 2023 and 2022 was $0.47 and $1.04 per share, respectively.

For the years ended December 31, 2023 and 2022, 5,925, and 974,285, options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of approximately $0.1 million and $1.0 million, respectively.

The total fair value of options that vested during 2023 and 2022 were approximately $0.5 million and $2.1 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2023 was $0.03 million. The aggregate intrinsic value of stock options outstanding at December 31, 2023 was $0.03 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2023.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2023 and 2022 was $0.54 and $1.29 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised, and forfeited/cancelled for the year ended December 31, 2023 were $1.31, $0.27 and $0.51 per share, respectively.

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2023			2022

Expected term of options (in years)	6.0	-	6.5	6.5
Expected volatility rate	82.55	-	94.38%	71.20	-	92.61%
Risk-free interest rate	3.37	-	4.73%	0.57	-	3.84%
Expected dividend yield			0%			0%

The risk-free interest rate assumption is based upon observed U.S. treasury yields for a period consistent with the expected term of the Company’s employee and non-employee stock options. The expected term is the period of time for which the stock-based options are expected to be outstanding. The expected term is determined using the “simplified method” which is defined as the mid-point between the vesting date and the end of the contractual term. The Company does not pay a dividend, and is not expected to pay a dividend in the foreseeable future.

The Company utilizes comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded monthly and is adjusted periodically for actual forfeitures as they occur.

Stock-based compensation expense for employee and non-employee stock options was $0.7 million and $2.1 million, for the years ended December 31, 2023 and 2022, respectively, classified as follows (in thousands):

	December 31,
	2023	2022
Cost of sales	$46	41
Research and development	322	712
Selling, general and administrative	290	1,381
Total stock-based compensation	$658	$2,133

As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.13 years.

Restricted Stock Units

The Company issued 327,171 and 156,272 restricted stock units in lieu of cash payment for board and director fees to members of the Board of Directors during 2023 and 2022, respectively, under the non-employee director compensation policy. These restricted stock units were immediately vested upon issuance. In addition, the Company issued a total of 9,451,628 and 7,707,027 restricted stock units to employees of the Company during 2023 and 2022, respectively, as incentive compensation.

Restricted stock units granted annually to members of the Board of Directors vest on the earlier of the first anniversary of the grant date or the next year’s annual meeting of stockholders. New members of the Board of Directors may be granted initial restricted stock units which vest over a three-year period. Restricted stock units granted to employees in 2023 and 2022 vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months.

Restricted stock units activity under the Plans during the years ended December 31, 2023 and 2022, is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
RSU's outstanding as of December 31, 2021	12,756	$0.82	2.44
Granted	7,863	1.17
Vested	(9,414)	0.77
Forfeited	(1,426)	1.08
RSU's outstanding as of December 31, 2022	9,779	1.10	2.19
Granted	13,633	0.74
Vested	(9,309)	0.89
Forfeited	(234)	0.97
RSU's outstanding as of December 31, 2023	13,869	$0.89	2.29

For the year ended December 31, 2023, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $0.74, $0.89 and $0.97 per share, respectively. The weighted average grant date fair value of total restricted stock units outstanding at December 31, 2023 was $0.89 per share.

For the year ended December 31, 2022, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $1.17, $0.77 and $1.08 per share, respectively. The weighted average grant date fair value of restricted stock units outstanding at December 31, 2022 was $1.10 per share.

For the years ended December 31, 2023 and 2022, 9,309, and 9,414, restricted stock units were vested, respectively, with an aggregate intrinsic value at the time of vest of $6.4 million and $20.3 million, respectively.

The total fair value of the restricted stock units that vested during 2023 and 2022 were approximately $8.3 million and $7.3 million, respectively.

The aggregate intrinsic value of the restricted stock units currently outstanding at December 31, 2023 was $7.9 million.

Employee stock-based compensation expense for employee granted restricted stock units was $8.0 million and $6.5 million, for the years ended December 31, 2023 and 2022, respectively, classified as follows (in thousands):

	December 31,
	2023	2022
Cost of sales	$63	31
Research and development	1,523	1,128
Selling, general and administrative	6,429	5,326
Total stock-based compensation	$8,015	$6,485

As of December 31, 2023, there was $11.1 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 2.29 years.

16.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities )	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$139,610	133,031
Capitalized start-up costs	5,721	6,538
Research and development credit carryforwards	15,326	13,121
Research and development expenditures	16,284	8,853
Stock-based compensation	1,684	1,695
Fair value of derivative liability	22	5,136
Other	3,181	2,143
Gross total deferred tax assets	181,828	170,517
Valuation allowance	(179,517)	(163,255)
Total net deferred tax assets	$2,311	$7,262
Deferred tax liabilities:
Right of use asset amortization	(1,774)	(896)
Amortization of debt discount	(537)	(6,366)
Total deferred tax liability	(2,311)	(7,262)
Net deferred tax assets	$—	$—

The net change in valuation allowance for the years ended December 31, 2023 and 2022 was a net increase of $16.3 million and a net increase of $16.8 million, respectively.

The increase in valuation allowance is primarily due to deferred tax assets generated from net operating losses, research and experimental costs capitalized, and tax credits generated in 2023 and is partially offset by a decrease in the deferred tax assets related to the fair value of derivative liability. This increase in valuation allowance is based on management's assessment that it is more likely than not that the Company will not realize these deferred tax assets. At December 31, 2023, the Company had NOL carryforwards of $656.9 million and research and experimental credit carryforwards of $15.3 million. Research and experimental credit carryforwards will expire in varying amounts between 2024 and 2043. NOL carryforwards in the amount of $196.4 million will expire in varying amounts between 2024 and 2037. NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which can be available in future years.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31,
	2023	2022
Tax at U.S. Federal Statutory rate	21.00%	21.00%
State taxes, net	0.25	0.40
Research and development credit	3.83	(1.32)
State tax rates changes	(1.75)	—
Convertible debt transactions	5.73	(31.68)
Equity based compensation	(0.62)	(2.00)
Officers compensation	(0.99)	1.68
Other	(0.75)	0.21
Increase (decrease) in valuation allowance	(26.70)	11.71
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate remained unchanged at 21% for the 2023 tax year. The change in state tax rate from 2022 to 2023 is primarily due to changes in applicable state apportionment factors and change in jurisdictions.

A breakdown of the Company’s uncertain tax position during 2023 and 2022 is as follows (in thousands):

	2023	2022
Gross unrecognized tax benefit at beginning of year	$3,280	2,813
Increase from tax positions taken in prior years	(27)	—
Increase from tax positions in current year	617	505
Lapse of statute of limitations / expiration	(38)	(38)
Gross unrecognized tax benefit at end of year	$3,832	$3,280

During 2022 and 2023, the Company incurred minor penalties and interest for filed tax returns due to taxing authorities.

If recognized, the entire amount of gross unrecognized tax benefit would favorably affect the effective income tax rate, although, due to the Company’s valuation allowance there would be no net impact. The Company does not expect a significant change in its unrecognized tax positions to occur in the next twelve months.

The Company’s U.S. Federal and state income tax returns from 2003 to 2023 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 (see Note 13 for further discussion of the PHC Notes). Ascensia, through the ownership interests of its parent company, PHC is a related party. For the year ended December 31, 2023, revenue from Ascensia was $20.7 million and the amount due from Ascensia was $3.7 million. At December 31, 2023, the Company had estimated replacement obligations under warranties in the amount of $0.5 million and other amounts due to Ascensia of $0.5 million. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.6 million for the year ended December 31, 2023 under this arrangement.

For the year ended December 31, 2022, revenue from Ascensia was $15.7 million and the amount due from Ascensia was $2.3 million. At December 31, 2022, the Company had estimated replacement obligations under warranties in the amount of $0.8 million and other amounts due to Ascensia of less than $0.1 million. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.3 million for the year ended December 31, 2022 under this arrangement.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$72,953	72,953	—	—
Commercial paper	7,598	—	7,598	—
Corporate debt securities	7,982	—	7,982	—
Government and agency securities	18,167	18,167	—	—
Liabilities
Embedded features of the 2025 Notes	102	—	—	102

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$34,658	$34,658	—	—
Commercial paper	41,503	—	41,503	—
Corporate debt securities	32,142	—	32,142	—
Asset backed securities	8,260	—	8,260	—
Government and agency securities	38,570	31,627	6,943	—
Liabilities
Embedded features of the 2023 Notes	$20	—	20	—
Embedded features of the PHC Notes	44,191	—	—	44,191
Embedded features of the 2025 Notes	7,859	—	—	7,859

(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Year ended December 31
	2023	2022
Beginning Balance	$52,050	$224,037
Conversion of financial instruments	(1,109)	(25,656)
Gain on fair value adjustment of option	—	(43,745)
Gain on change in fair value of derivatives	(50,839)	(178,425)
Loss on extinguishment of option	—	101
Financial asset impairment cost, net	—	138
Transfers into Level 3	—	81,417
Transfers out of Level 3	—	(5,817)
Ending balance	$102	$52,050

The recurring Level 3 fair value measurements of the embedded features of the 2025 Notes include the following significant unobservable inputs:

2025 Notes
Unobservable Inputs	Assumptions
Stock price volatility	45.0%
Probabilities of conversion provisions	5.0 - 95.0%
Credit spread	8.80%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. During the year ended December 31, 2023, there were no transfers between Level 1, Level 2, or Level 3.

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

19. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the periods ended December 31, 2023 and 2022 has no such contingencies.

20. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

As previously disclosed in Note 13, on Septembr 8, 2023 (“the Effective Date”), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. and the Lenders, pursuant to which the Lenders agreed to make available to the Company up to $50.0 million in senior secured term loans consisting of (i) an initial term loan of $25.0 million, which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively. On January 2, 2024, the Tranche 2 Loan was funded in an amount of $10.0 million following the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement in the fourth quarter of 2023. In connection with the Loan and Security Agreement, the Company issued additional warrants to the Lenders to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, we did not identify any material weakness in our internal control over financing reporting at December 31, 2023.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023 due to the Company’s SOX 404(b) exemption based on Smaller Reporting Company status.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Exhibit Number	Description of Document
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

10.5+	Amended and Restated 2015 Equity Incentive Plan, (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
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

10.10+

Amended and Restated Executive Employment Agreement by and between Senseonics, Incorporated and Mukul Jain, dated as of August 12, 2017 (incorporated by reference to Exhibit 10.10+ to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 16, 2023).

10.11+

Amended and Restated Executive Employment Agreement by and between Senseonics, Incorporated and Kenneth L. Horton, dated as of April 1, 2023 (incorporated by reference to Exhibit 10.11+ to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 16, 2023).

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
10.14

Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.15#

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.16+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.17

Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.18#

Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of August 9, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 9, 2020).

10.19#

First Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of March 31, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 9, 2021).

10.20#

Second Amendment to Collaboration and Commercialization Agreement, by and between Senseonics Incorporated and Ascensia Diabetes Care Holdings AG, dated as of June 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 9, 2022).

10.21

2023 Commercial Equity Plan, dated as of January 10, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-269177 filed with the Commission on January 10, 2023).

10.22

Securities Purchase Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.23

Form of Warrant to Purchase Common Stock issued to PHC Holdings Corporation (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.24

Form of Stock Option Grant Notice and Stock Option Agreement under Senseonics Holdings, Inc. 2023 Commercial Equity Plan (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No.333-269177) filed with the Commission on January 10, 2023).

10.25

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Senseonics Holdings, Inc. 2023 Commercial Equity Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-269177) filed with the Commission on January 10, 2023).

10.26

Common Stock Purchase Warrant, dated April 1, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.27+

Non-Employee Director Compensation Policy (As amended on May 25, 2021) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on May 9, 2023).

10.28

Loan and Security Agreement, dated September 8, 2023, by and among the Company and Hercules Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 11, 2023).

Exhibit Number	Description of Document
10.29	Form of Warrant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 11, 2023).
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

97.1*	Incentive Compensation Recoupment Policy, approved October 25, 2023.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSEONICS HOLDINGS, INC.
By:	/s/ Timothy T. Goodnow, Ph.D.
Timothy T. Goodnow, Ph.D.
President and Chief Executive Officer

Date: February 29, 2024

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	February 29, 2024
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ RICK SULLIVAN	Chief Financial Officer	February 29, 2024
Rick Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	February 29, 2024
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	February 29, 2024
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	February 29, 2024
Edward J. Fiorentino

/s/ Douglas S. Prince	Director	February 29, 2024
Douglas S. Prince

/s/ Douglas A. roeder	Director	February 29, 2024
Douglas A. Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	February 29, 2024
Francine Kaufman, M.D.

/s/ ROBERT SCHUMM	Director	February 29, 2024
Robert Schumm

/s/ ANTHONY RAAB	Director	February 29, 2024
Anthony Raab

/s/ koichiro sato	Director	February 29, 2024
Koichiro Sato

/s/ SHARON D. LARKIN	Director	February 29, 2024
Sharon D. Larkin