Form 10-Q
period 2024-03-31
Senseonics Holdings, Inc.
filed 2024-05-13
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

There were 530,886,421 shares of common stock, par value $0.001, outstanding as of May 10, 2024.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$90,544	$75,709
Restricted cash	316	—
Short term investments, net	8,169	33,747
Accounts receivable, net	1,001	808
Accounts receivable, net - related parties	2,750	3,724
Inventory, net	7,963	8,776
Prepaid expenses and other current assets	7,434	7,266
Total current assets	118,177	130,030

Deposits and other assets	6,903	7,006
Property and equipment, net	1,436	1,184
Total assets	$126,516	$138,220
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$675	$4,568
Accrued expenses and other current liabilities	10,034	11,744
Accrued expenses and other current liabilities, related parties	1,071	945
Note payable, current portion, net	17,937	—
Derivative liability, current portion	102	—
Total current liabilities	29,819	17,257

Long-term debt and notes payables, net	33,965	41,195
Derivative liabilities	—	102
Other liabilities	6,114	6,214
Total liabilities	69,898	64,768

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares and 12,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 900,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 530,817,549 shares and 530,364,237 shares issued and outstanding as of March 31, 2024 and December 31, 2023	530	530
Additional paid-in capital	906,569	904,535
Accumulated other comprehensive loss	(2)	(11)
Accumulated deficit	(888,135)	(869,258)
Total stockholders’ equity	18,962	35,796
Total liabilities and stockholders’ equity	$126,516	$138,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue, net	$589	$313
Revenue, net - related parties	4,458	3,824
Total revenue	5,047	4,137
Cost of sales	4,712	3,723
Gross profit	335	414

Expenses:
Research and development expenses	10,438	12,405
Selling, general and administrative expenses	8,129	7,718
Operating loss	(18,232)	(19,709)
Other (expense) income, net:
Interest income	1,384	1,108
Exchange related gain, net	—	18,776
Interest expense	(2,047)	(4,652)
Gain on change in fair value of derivatives	—	5,778
Other income	18	23
Total other (expense) income, net	(645)	21,033

Net (Loss) Income	(18,877)	1,324
Other comprehensive income
Unrealized gain on marketable securities	9	458
Total other comprehensive gain	9	458
Total comprehensive (loss) income	$(18,868)	$1,782

Basic net (loss) income per common share	$(0.03)	$0.00
Basic weighted-average shares outstanding	614,588,546	497,473,222

Diluted net (loss) income per common share	$(0.03)	$0.00
Diluted weighted-average shares outstanding	614,588,546	540,532,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

			Additional	Accumulated		Total	Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended March 31, 2023:
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	143	—	(65)	—	—	(65)	—
Exercise of stock options and warrants	—	—	63,542	—	—	63,542	—
Stock-based compensation expense	—	—	1,781	—	—	1,781	—
Net income	—	—	—	—	1,324	1,324	—
Other comprehensive income, net of tax	—	—	—	458	—	458	—
Balance, March 31, 2023	479,780	$480	$871,746	$(220)	$(807,542)	$64,464	$37,656

Three months ended March 31, 2024:
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	108	—	(1)	—	—	(1)	—
Issued common stock for vested RSUs and ESPP purchase	368	—	96	—	—	96	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Stock-based compensation expense	—	—	1,801	—	—	1,801	—
Shares withheld related to net share settlement of equity awards	(22)	—	(11)	—	—	(11)	—
Net loss	—	—	—	—	(18,877)	(18,877)	—
Other comprehensive income, net of tax	—	—	—	9	—	9	—
Balance, March 31, 2024	530,818	$530	$906,569	$(2)	$(888,135)	$18,962	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(18,877)	$1,324
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and ROU amortization expense	169	236
Non-cash interest expense (debt discount and deferred costs)	906	3,212
Net amortization of premiums and accretion of discounts on marketable securities	(108)	(587)
Gain on change in fair value of derivatives	—	(5,778)
Exchange related gain, net	—	(18,776)
Stock-based compensation expense	1,801	1,781
Provision for inventory obsolescence	40	(15)
Other	173	56
Changes in assets and liabilities:
Accounts receivable	744	(953)
Prepaid expenses and other current assets	(168)	1,136
Inventory	773	(874)
Deposits and other assets	20	—
Accounts payable	(3,913)	227
Accrued expenses and other liabilities	(1,416)	(267)
Accrued interest	(182)	(315)
Operating lease liabilities	(224)	(255)
Net cash used in operating activities	(20,262)	(19,848)
Cash flows from investing activities
Capital expenditures	(316)	(57)
Purchase of marketable securities	—	(9,653)
Proceeds from sale and maturity of marketable securities	25,695	39,657
Net cash provided by investing activities	25,379	29,947
Cash flows from financing activities
Proceeds from issuance of common stock, net	(1)	—
Proceeds from exercise of stock options and ESPP issuances, net	96	(65)
Taxes paid related to net share settlement of equity awards	(11)	(15,700)
Proceeds from issuance of Loan and Security Agreement, net	9,950	—
Proceeds from issuance of warrants, net	—	14,958
Net cash provided by (used in) financing activities	10,034	(807)
Net increase in cash, cash equivalents	15,151	9,292
Cash, cash equivalents, and restricted cash at beginning of period	75,709	35,793
Cash, cash equivalents, and restricted cash at ending of period	$90,860	$45,085

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,323	$1,756
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	22	48
Issuance of warrants in exchange for PHC Notes	—	48,550
Issuance of warrants for Loan and Security Agreement	149	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the three months ending March 31, 2024, the Company had gross profit of $0.3 million and an accumulated deficit of $888.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of March 31, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $98.7 million.

The Company’s ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Eversense 365-day product and other future products, will require significant uses of working capital through 2024 and beyond.

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Based on the Company's current operating plan, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement as discussed in Note 12, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. As part of our liquidity strategy, we will continue to monitor our capital structure and market conditions, and we may finance our cash needs through public or private debt and equity financings and other sources which may include collaborations, strategic alliances, and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders") and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC (“Jefferies”), as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of March 31, 2024, the Company received approximately $0.1 million in net proceeds from the sale of 108,026 shares under the Equity Distribution Agreement.

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

On August 9, 2020, the Company entered into a financing agreement with the parent company of Ascensia Diabetes Care Holdings AG (“Ascensia”), PHC Holdings Corporation (“PHC”), pursuant to which the Company issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC. The Company also issued 2,941,176 shares of common stock to PHC as a financing fee. The Company also has the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining U.S. Food and Drug Administration (“FDA”) approval for the 180-day Eversense product for marketing in the United States before such date. The Company successfully obtained FDA approval in February 2022 and the option was not exercised. As described in Note 12, on March 13, 2023, the Company entered into an Exchange Agreement (the “PHC Exchange Agreement”) with PHC, pursuant to which PHC agreed to exchange (the “PHC Exchange”) its $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of the Company’s common stock, $0.001 par value per share (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. On March 31, 2023, (6:00 am Japan Standard Time on April 1, 2023) the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2024, and December 31, 2023, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024. The interim results for March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. As discussed in Note 2, based on the Company's current operating plan, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement as discussed in Note 12, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern. The Company will require additional liquidity to continue its operations over the next 12 months and we are currently evaluating strategies to obtain the required additional funding for future operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), the objective of which is to enhance the transparency of income tax disclosures by requiring greater disaggregation of information presented and consistent categories in the rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal year 2025, using either a prospective or retrospective transition method, and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”), third-party distributors in the European Union and to strategic fulfillment partners in the United States (collectively, the “Customers”), who then resell the products to health care providers and patients. Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$3,677	72.8%
Outside of the United States	1,370	27.2
Total	$5,047	100.0%

	Three Months Ended
	March 31, 2023
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$2,162	52.3%
Outside of the United States	1,975	47.7
Total	$4,137	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of March 31, 2024 and December 31, 2023 included unbilled accounts receivable of $1.3 million and $1.5 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended March 31, 2024 and 2023, the Company derived 88% and 92%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net (Loss) Income per Share

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net (loss) income per share for the three months ended March 31, 2024 and 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Dilutive net (loss) income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods shown:

	Three Months Ended March 31,
	2024	2023

Net (loss) income	$(18,877)	$1,324

Impact of conversion of dilutive securities	—	(2,293)

Dilutive Net loss	$(18,877)	$(969)

Net (loss) income per share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$(0.00)

Basic weighted average shares outstanding	614,588,546	497,473,222
Dilutive potential common stock outstanding
Stock-based awards	—	2,905,016
2025 Notes	—	39,211,358
Warrants	—	943,217
Diluted weighted average shares outstanding	614,588,546	540,532,813

Outstanding anti-dilutive securities not included in the diluted net (loss) income per share calculations were as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based awards	30,247,442	16,484,020
2025 Notes	15,622,814	—
Series B Preferred Stock	30,372,058	30,372,058
Warrants	1,608,070	427,821
Total anti-dilutive shares outstanding	77,850,384	47,283,899

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$4,671	$—	$(2)	$4,669
Corporate debt securities	—	—	—	—
Asset backed securities	—	—	—	—
Government and agency securities	3,500	—	—	3,500
Total	$8,171	$—	$(2)	$8,169

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,598	$—	$—	$7,598
Corporate debt securities	7,980	1	—	7,981
Government and agency securities	18,180	—	(12)	18,168
Total	$33,758	$1	$(12)	$33,747

The following are the scheduled maturities as of March 31, 2024 (in thousands):

	Net	Fair
	Carrying Amount	Value
2024 (remaining nine months)	$8,171	$8,169
Total	$8,171	$8,169

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at March 31, 2024 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$2,092	$2,160
Work-in-process	4,602	5,332
Raw materials	1,269	1,284
Total	$7,963	$8,776

The Company recorded less than $0.1 million in cost of sales for the three months ended March 31, 2024 and the three months ended March 31, 2023 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Contract manufacturing⁽¹⁾	$3,891	$4,244
Tax credits receivable(2)	1,793	1,793
Insurance	745	73
Clinical and Preclinical	461	343
IT and software	202	242
Sales and Marketing	117	20
Rent and utilities	96	122
Interest receivable	89	272
Accounting and Audit	38	61
Research and development	—	95
Other	2	1
Total prepaid expenses and other current assets	$7,434	$7,266

(1)	Includes deposits to contract manufacturers for manufacturing process.
(2)	Refundable employee retention credits, enacted under the CARES Act.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development	$4,213	$3,846
Professional and administrative services	2,123	673
Contract manufacturing	1,438	1,457
Compensation and benefits	1,399	4,799
Sales and marketing services	530	301
Interest on notes payable	521	704
Product warranty and replacement obligations	485	514
Operating lease	383	368
Other	13	27
Total accrued expenses and other current liabilities	$11,105	$12,689

10.	Leases

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

Operating lease expense was $0.2 million for both three months ended March 31, 2024 and 2023.

The following table summarizes the lease assets and liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2024	2023
Assets
Operating lease ROU assets	Deposits and other assets	$5,097	$5,180
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$383	$368
Non-current operating lease liabilities	Other non-current liabilities	6,114	6,214
Total operating lease liabilities		$6,497	$6,582

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of March 31, 2024 (in thousands):

2024 (remaining 9 months)	$688
2025	939
2026	967
2027	996
2028	1,026
Thereafter	4,908
Total	9,524
Less: Present value adjustment	(3,027)
Present value of lease liabilities	$6,497

The following table summarizes the weighted-average lease term and weighted-average discount rate as of March 31, 2024:

Remaining lease term (years)	2024
Operating leases	9.2
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The warranty reserve was $0.5 million at each March 31, 2024 and December 31, 2023. The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2024, and for the twelve months ended December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Balance at beginning of the period	$514	$781
Provision for warranties during the period	66	242
Settlements made during the period	(95)	(509)
Balance at end of the period	$485	$514

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

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Warrants”) to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share (the “Warrant Shares”). The Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan that is being amortized as additional interest expense over the term of the Loan and Security Agreement using the effective interest method. On January 2, 2024, in connection with the issuance of the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the Tranche 2 Warrants”) to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share (the “Tranche 2 Warrant Shares”).

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the initial term loan using an effective interest rate of 12.92%.

Pursuant to the Loan and Security Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the Tranche 3 Loan, which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of each advance.

Convertible Preferred Stock and Warrants

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

As of March 31, 2024, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

Each $1,000 of principal of the PHC Notes (including any interest added thereto as payment in kind) was convertible into 1,901.7956 of shares of the Company’s stock, equivalent to a conversion price of approximately $0.53 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of equity securities on or prior to April 30, 2022 below the conversion price. In addition, following a notice of redemption or certain corporate events that occurred prior to the maturity date, the Company would have been required to pay cash in lieu of delivering make whole shares unless the Company obtained stockholder approval to issue such shares.

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

The Company accounted for the PHC Exchange as an extinguishment of the PHC Notes, and thus, it derecognized the PHC Notes in its consolidated balance sheets and recognized a loss of $25.4 million as the difference between the carrying value plus accrued interest of the PHC Notes of $23.2 million and the $48.6 million fair value of the PHC Exchange Warrant as an extinguishment loss in the caption “Exchange related gain, net” that is a component of other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. As a result of the PHC Exchange, the Company recognized a total net gain on exchange of the PHC notes of $18.8 million representing the gain on change in the fair value of the PHC Notes conversion feature recognized as an embedded derivative and the loss on extinguishment of the PHC Notes in exchange for the PHC Exchange Warrant.

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

On April 21, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge Capital Management, LLC (“Highbridge”) were settled pursuant to an exchange agreement. Between September 3, 2020 and January 27, 2021, $6.8 million in aggregate principal of the 2025 Notes were converted into 5,152,259 shares of common stock. Accordingly $3.2 million of allocated deferred issuance costs and debt discounts were recognized as a loss on extinguishment of debt.

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

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remain outstanding. The remaining unamortized debt discount and debt issuance costs are amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the derivative at March 31, 2024 and December 31, 2023 was $0.1 million.

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

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(2,422)	(40)	17,937
Loan and Security Agreement	35,000	(719)	(316)	33,965

	December 31, 2023
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,090)	(52)	17,257
Loan and Security Agreement	25,000	(733)	(329)	23,938
(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended March 31, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	268	668	11	947
Loan and Security Agreement	9.90%	873	212	15	1,100
Total		1,141	880	26	2,047

	Three Months Ended March 31, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	672	1,535	26	2,233
PHC Notes	8.00%	700	1,442	88	2,230
Total		1,441	3,097	114	4,652
(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of March 31, 2024 (in thousands):

2025	20,399
2026	12,996
2027	24,437
Total	$57,832

13.	Stockholders’ Equity

In November 2021, the Company entered into the 2021 Sales Agreement with Jefferies, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through Jefferies as the sales agent in an “at the market” offering. Jefferies received commissions up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the 2021 Sales Agreement. In 2023, the Company received $7.4 million in net proceeds from the sale of 9,944,663 shares of its common stock under the 2021 Sales Agreement. Effective August 7, 2023, the Company and Jefferies mutually agreed to terminate the 2021 Sales Agreement. At the time of termination, approximately $106.6 million remained available for issuance pursuant to the 2021 Sales Agreement.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of March 31, 2024, the Company received less than $0.1 million in net proceeds from the sale of 108,026 shares under the Equity Distribution Agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of March 31, 2024, 46,186,700 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2024, 282,159 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of March 31, 2024, 7,675,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of March 31, 2024, there were 22,729,158 shares of common stock available for issuance under the 2016 ESPP. For the three months ended March 31, 2024, there were purchases of 199,066 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. All awards issued under the 1997 Plan are fully vested. Approximately 1,025,844 shares of the Company’s common stock underlying options remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Total	Level 1		Level 2	Level 3
Assets
Money market funds⁽¹⁾	$87,866		$87,866	—	—
Commercial paper	4,670		—	4,670	—
Government and agency securities	3,500		3,500	—	—
Liabilities
Embedded features of the 2025 Notes	$102	$			102

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$72,953	$72,953	—	—
Commercial paper	7,598	—	7,598	—
Corporate debt securities	7,982	—	7,982	—
Government and agency securities	18,167	18,167	—	—
Liabilities
Embedded features of the 2025 Notes	$102	—	—	102
(1)Classified as cash and cash equivalents due to their short-term maturity

There were no changes in fair value of the Level 3 financial assets and liabilities since December 31, 2023.

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at March 31, 2024:

		2025 Notes
Unobservable Inputs	`	Assumptions
Stock price volatility		45.0%
Probabilities of conversion provisions		5.0 - 95.0%
Credit spread		8.80%

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2024 or 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2024 and December 31, 2023.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023 (see Note 12 for further discussion). Ascensia, through the ownership interests of its parent company, PHC, is a related party. Revenue from Ascensia during the three months ended March 31, 2024 and 2023 was $4.5 million and $3.8 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.01 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively under this arrangement.

The amount due from Ascensia as of March 31, 2024 and December 31, 2023 was $2.8 million and $3.7 million, respectively. The amount due to Ascensia as of March 31, 2024 and December 31, 2023 was $1.1 million and $0.5 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its subsidiary.

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

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment, the last patient of the adult cohort completed the study, and we completed our analysis of the data. Based on this analysis, we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May, 2024 this data supported a FDA 510(k) submission for a new product with a 365-day duration and once per week calibration.

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

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study and the last patient of the adult cohort completed the study in the third quarter of 2023. In November 2022, we submitted and in the first quarter of 2023 we received approval of an IDE for the enrollment of a pediatric cohort in the ENHANCE study. In 2023 the data gathered in the ENHANCE study supported the iCGM submission and in April 2024 Eversense was authorized to be marketed as an iCGM through the FDA’s De Novo pathway, by establishing the special controls that will serve as a predicate device for 510(k) submissions in the future. The ENHANCE pivotal study for the Eversense 365-day system was completed in 2023. Based on the analysis of the data the decision was made to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024, this data supported a FDA 510(k) submission for a new product with a 365-day duration and once per week calibration.

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

In addition, we sell small quantities of our products directly to healthcare provider locations within the United States. In these direct sales, inventory is purchased on consignment to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. Consignment sales represented approximately 10% of our net sales for the quarter ending March 31, 2024.

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

Concentration of Revenue and Customers

For the three months ended March 31, 2024 and 2023, the Company derived 88% and 92%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$3,677	72.8%
Outside of the United States	1,370	27.2
Total	$5,047	100.0%

	Three Months Ended
	March 31, 2023
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$2,162	52.3%
Outside of the United States	1,975	47.7
Total	$4,137	100.0%

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Period-to-
	2024	2023	Period Change

	(in thousands)		(in thousands)
Revenue, net	$589	$313	$276
Revenue, net - related parties	4,458	3,824	634
Total revenue	5,047	4,137	910
Cost of sales	4,712	3,723	989
Gross profit	335	414	(79)

Expenses:
Research and development expenses	10,438	12,405	(1,967)
Selling, general and administrative expenses	8,129	7,718	411
Operating loss	(18,232)	(19,709)	1,477
Other (expense) income, net:
Interest income	1,384	1,108	276
Exchange related gain, net	—	18,776	(18,776)
Interest expense	(2,047)	(4,652)	2,605
Gain on change in fair value of derivatives	—	5,778	(5,778)
Other income	18	23	(5)
Total other (expense) income, net	(645)	21,033	(21,678)
Net (Loss) Income	$(18,877)	$1,324	$(20,201)

Total revenue

Our total revenue increased to $5.0 million for the three months ended March 31, 2024, compared to $4.1 million for the three months ended March 31, 2023, an increase of $0.9 million. This increase was primarily the result of increased commercial activities driving new patients partially offset by slightly lower sales outside of the United States during 2024. Further, increase sales in the United States is partially due to a $0.3 million increase in consignment program sales.

Cost of sales and gross profit

Our cost of sales increased to $4.7 million for the three months ended March 31, 2024, compared to $3.7 million for the three months ended March 31, 2023 and our gross profit decreased to $0.3 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. Gross profit as a percentage of revenue, or gross margin, was 6.6% and 10.0% for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease in gross margin was primarily due to higher fixed manufacturing costs. In addition, the gross margin decrease is also driven by an increase to the revenue share percentage due to Ascensia.

Research and development expenses

Research and development expenses were $10.4 million for the three months ended March 31, 2024, compared to $12.4 million for the three months ended March 31, 2023, a decrease of $2.0 million. The decrease was mainly driven by a $2.8 million reduction clinical studies spend due to the completion of 365-day product trials and $0.5 million for consultants and other support services, and $0.2 million other research costs. These decreases were partially offset by increases in personnel costs of $0.7 million and contract fabrication costs of $0.8 million.

Selling, general and administrative expenses

Sales, general and marketing expenses were $8.1 million for the three months ended March 31, 2024, compared to $7.7 million for the three months ended March 31, 2023, an increase of $0.4 million. The increase was primarily the result of a $0.6 million increase in legal and patent costs, $0.2 million increase in personnel costs, $0.1 million increase in marketing spend partially offset by a $0.2 million decrease in facilities costs and a $0.3 million decrease in other administrative expenses.

Total other income (expense), net

Total other expense, net was ($0.6) million for the three months ended March 31, 2024, compared to other income, net of $21.0 million for the three months ended March 31, 2023, a decrease in other income of $21.7 million. The change was primarily due to a $50.0 million reduction in gains on the fair value of derivatives as the result of debt settlements and the decrease in our stock prices since the first quarter of 2023, partially offset by a $25.4 million reduction in the loss on exchange of debt, a $3.4 million decrease in interest income (expense), net due to the settlement of notes, and $0.5 million in other income (expense) items.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the three months ending March 31, 2024, the Company had gross profit of $0.3 million and an accumulated deficit of $888.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of March 31, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $98.7 million.

On September 8, 2023 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with the several financial institutions or entities party thereto (collectively, the “Lenders") and Hercules Capital, Inc., a Maryland corporation (“Hercules”), pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

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

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. As of March 31, 2024, the Company received approximately $0.1 million in net proceeds from the sale of 108,026 shares under the Equity Distribution Agreement.

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

On March 13, 2023, the Company entered into a Securities Purchase Agreement with PHC, pursuant to which the Company issued and sold to PHC in a private placement a Purchase Warrant to purchase an aggregate of 15,425,750 Purchase Warrant Shares. The purchase price of the Purchase Warrant was approximately $0.97 per Purchase Warrant Share, representing the undiscounted, trailing 10-day volume weighted average price of the Company’s common stock through March 10, 2023. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. The issuance of the Purchase Warrants enabled PHC to maintain, as of the closing of the transaction, a 15% beneficial ownership for purposes of the Investor Rights Agreement, dated August 9, 2020, between the Company and PHC. The Private Placement closed on March 13, 2023 and the Company received aggregate gross proceeds of $15.0 million, before deducting private placement expenses payable by the Company.

We do not expect our existing cash and cash equivalents will be sufficient to fund our operations and maintain cash and performance requirements to comply with debt covenants under its Loan and Security Agreement through the second quarter of 2025. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other strategic initiatives. Our ability to continue to fund our operations and meet capital needs will depend on our ability to successfully obtain funding from public or private debt and equity financings and other sources of capital, as further described below under “Funding Requirements and Outlook”.

Indebtedness

Loan and Security Agreement

On September 8, 2023, Company entered into the Loan and Security Agreement with the Lenders and Hercules, pursuant to which the Lenders have agreed to make available to the Company the Term Loan Facility, consisting of (i) an initial Tranche 1 Loan, which was funded on the Effective Date in an amount of $25.0 million and (ii) the Tranche 2 Loan, which was funded on January 2, 2024 in an amount of $10.0 million and Tranche 3 Loan, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. The loans under the Loan and Security Agreement mature on the Maturity Date.

Convertible Notes

The following table summarizes our outstanding convertible notes at March 31, 2024:

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

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Eversense 365-day product and other future products, will require significant uses of working capital through 2024 and beyond. As of March 31, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $98.7 million.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Based on the Company's current operating plan, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. As part of our liquidity strategy, the Company will continue to monitor our capital structure and market conditions, and the Company may finance our cash needs through public or private debt and equity financings and other sources which may include collaborations, strategic alliances, and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(20,262)	$(19,848)
Net cash provided by investing activities	25,379	29,947
Net cash provided by (used in) financing activities	10,034	(807)
Net increase in cash and cash equivalents	$15,151	$9,292

Net cash used in operating activities

Net cash used in operating activities was $20.3 million for the three months ended March 31, 2024 and consisted of a net loss of $18.9 million, a net change in operating assets and liabilities of $4.4 million (most notably increases in accounts payable of $3.9 million and accrued expenses and other liabilities of $1.4 million offset by $0.8 million in inventory and $0.7 million in accounts receivable) and partially offset by $1.8 million of stock-based compensation and $1.2 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $19.8 million for the three months ended March 31, 2023 and consisted of an $18.8 million net gain on the exchange of the PHC Notes, a $5.8 million gain on change in fair value of the 2025 Notes embedded derivatives, a net change in operating assets and liabilities of $1.3 million, partially offset by net income of $1.3 million, $3.0 million related to depreciation/amortization and other non-cash items, and $1.8 million of stock-based compensation.

Net cash provided by investing activities

Net cash provided by investing activities was $25.4 million for the three months ended March 31, 2024 and consisted of $25.7 million in proceeds from the sale and maturity of marketable securities, offset by $0.3 million of capital expenditures.

Net cash provided by investing activities was $30.0 million for the three months ended March 31, 2023 and primarily consisted of proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $10.0 million for the three months ended March 31, 2024, and primarily consisted of $9.9 million in proceeds from issuance of the term loan and $0.1 million from the proceeds of the issuance of common stock and ESPP purchases.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2023, and primarily consisted of $15.7 million for the repayment of the 2023 Notes and $0.1 million for issuance of stock options, partially offset by $15.0 million in proceeds from the issuance of the PHC Purchase Warrant.

Contractual Obligations

As of March 31, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but per mitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023. The appeal was fully briefed and the case was argued before the Fifth Circuit on February 6, 2024. On February 28, 2024 the Fifth Circuit issued a Per Curiam order affirming the District Court’s decision that Carew failed to state a claim. This order affirms the District Court’s dismissal of the plaintiff’s lawsuit.

In May, 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office. The Company is reviewing the allegations further and intends to vigorously defend the lawsuit.

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

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of CGM sensors and CGM systems, as well as methods for continuous glucose monitoring. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our CGM sensors or CGM systems infringes one or more claims of their patents. For example, as noted above, in May 2024, we were served with a complaint by Cellspin Soft, Inc., a non-practicing entity, filed against us in the United States District Court for the Eastern District of Texas, alleging that we infringe certain patents owned by it and seeking unspecified damages. We note that the validity of all three patents-in-suit is currently being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark office. We are further reviewing the allegations, and intend to vigorously defend the lawsuit, however, the outcome of any litigation, such as this, is inherently unpredictable.

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

In the future, we could receive communications from other parties alleging our infringement of their intellectual property rights. Any intellectual property litigation, including the pending litigation described above, could force us to do one or more of the following:

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

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of March 31, 2024 have been prepared assuming the Company will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements included in this Quarterly Report on Form 10-Q. As of March 31, 2024, we had unrestricted cash, cash equivalents and marketable securities of $98.7 million consisting of cash and investments in highly liquid U.S. money market funds. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended March 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

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

SENSEONICS HOLDINGS, INC.

Date: May 13, 2024	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)