Form 10-Q
period 2024-06-30
Senseonics Holdings, Inc.
filed 2024-08-08
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

There were 535,574,088 shares of common stock, par value $0.001, outstanding as of August 02, 2024.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,853	$75,709
Restricted cash	318	—
Short term investments, net	49,774	33,747
Accounts receivable, net	1,277	808
Accounts receivable, net - related parties	3,075	3,724
Inventory, net	7,215	8,776
Prepaid expenses and other current assets	6,502	7,266
Total current assets	103,014	130,030
Deposits and other assets	5,241	7,006
Property and equipment, net	3,306	1,184
Total assets	$111,561	$138,220
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,331	$4,568
Accrued expenses and other current liabilities	11,916	11,744
Accrued expenses and other current liabilities, related parties	1,226	945
Note payable, current portion, net	18,642	—
Total current liabilities	33,115	17,257

Long-term debt and notes payables, net	34,202	41,195
Derivative liabilities	—	102
Other liabilities	6,010	6,214
Total liabilities	73,327	64,768

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares authorized and 12,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 1,400,000,000 shares and 900,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 535,277,362 shares and 530,364,237 shares issued and outstanding as of June 30, 2024 and December 31, 2023	535	530
Additional paid-in capital	908,472	904,535
Accumulated other comprehensive loss	(7)	(11)
Accumulated deficit	(908,422)	(869,258)
Total stockholders’ equity	578	35,796
Total liabilities and stockholders’ equity	$111,561	$138,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue, net	$778	$437	$1,367	$750
Revenue, net - related parties	4,087	3,689	8,545	7,513
Total revenue	4,865	4,126	9,912	8,263
Cost of sales	4,567	3,709	9,279	7,433
Gross profit	298	417	633	830

Expenses:
Research and development expenses	10,800	12,830	21,238	25,235
Selling, general and administrative expenses	8,991	7,455	17,119	15,173
Operating loss	(19,493)	(19,868)	(37,724)	(39,578)
Other (expense) income, net:
Interest income	1,190	1,311	2,574	2,420
Exchange related gain, net	—	—	—	18,776
Interest expense	(2,085)	(2,310)	(4,133)	(6,962)
Gain on change in fair value of derivatives	102	289	102	6,067
Other (expense) income	(1)	155	17	178
Total other (expense) income, net	(794)	(555)	(1,440)	20,479

Net Loss	(20,287)	(20,423)	(39,164)	(19,099)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(5)	100	4	558
Other comprehensive (loss) gain	(5)	100	4	558
Total comprehensive loss	$(20,292)	$(20,323)	$(39,160)	$(18,541)

Basic net loss per common share	$(0.03)	$(0.04)	$(0.06)	$(0.04)
Basic weighted-average shares outstanding	616,585,664	567,125,022	615,587,105	532,499,776

Diluted net loss per common share	$(0.03)	$(0.04)	$(0.06)	$(0.04)
Diluted weighted-average shares outstanding	616,585,664	567,125,022	615,587,105	532,499,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (in thousands)

							Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended June 30, 2023:
Balance, March 31, 2023	479,780	$480	$871,746	$(220)	$(807,542)	$64,464	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,228	5	(3)	—	—	2	—
Issuance of warrants, net of issuance costs	—	—	(260)	—	—	(260)	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Stock-based compensation expense	—	—	2,870	—	—	2,870	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,596)	—	—	(1,598)	—
Other	—	—	3	—	—	3	—
Net loss	—	—	—	—	(20,423)	(20,423)	—
Other comprehensive income, net of tax	—	—	—	100	—	100	—
Balance, June 30, 2023	492,827	493	880,129	(120)	(827,965)	52,537	37,656

Six months ended June 30, 2023:
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,371	5	82	—	—	87	—
Issuance of warrants, net of issuance costs	—	—	63,282	—	—	63,282	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Stock-based compensation expense	—	—	4,651	—	—	4,651	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,601)	—	—	(1,603)	—
Other	—	—	(142)	—	—	(142)	—
Net loss	—	—	—	—	(19,099)	(19,099)	—
Other comprehensive income, net of tax	—	—	—	558	—	558	—
Balance, June 30, 2023	492,827	$493	$880,129	$(120)	$(827,965)	$52,537	$37,656

Three months ended June 30, 2024:
Balance, March 31, 2024	530,818	$530	$906,569	$(2)	$(888,135)	$18,962	$37,656
Issuance of common stock, net of issuance costs	620	1	—	—	—	1	—
Issued common stock for vested RSUs and ESPP purchase	6,122	6	—	—	—	6	—
Issuance of warrants, net of issuance costs	—	—	—	—	—	—	—
Exercise of stock options and warrants	11	—	5	—	—	5	—
Stock-based compensation expense	—	—	2,926	—	—	2,926	—
Shares withheld related to net share settlement of equity awards	(2,294)	(2)	(1,028)	—	—	(1,030)	—
Net loss	—	—	—	—	(20,287)	(20,287)	—
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)	—
Balance, June 30, 2024	535,277	$535	$908,472	$(7)	$(908,422)	$578	$37,656

Six months ended June 30, 2024:
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	728	1	(1)	—	—	—	—
Issued common stock for vested RSUs and ESPP purchase	6,489	6	95	—	—	101	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Exercise of stock options and warrants	12	—	6	—	—	6	—
Stock-based compensation expense	—	—	4,727	—	—	4,727	—
Shares withheld related to net share settlement of equity awards	(2,316)	(2)	(1,039)	—	—	(1,041)	—
Net loss	—	—	—	—	(39,164)	(39,164)
Other comprehensive loss, net of tax	—	—	—	4	—	4	—
Balance, June 30, 2024	535,277	$535	$908,472	$(7)	$(908,422)	$578	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(39,164)	$(19,099)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and ROU amortization expense	513	454
Non-cash interest expense (debt discount and deferred costs)	1,848	2,014
Net amortization of premiums and accretion of discounts on marketable securities	(282)	1,412
Gain on change in fair value of derivatives	(102)	(6,067)
Exchange related gain, net	—	(18,776)
Stock-based compensation expense	4,727	4,651
Provision for inventory obsolescence	52	(65)
Other	341	55
Changes in assets and liabilities:
Accounts receivable	115	(1,224)
Prepaid expenses and other current assets	765	(314)
Inventory	1,509	(1,823)
Deposits and other assets	1,596	(26)
Accounts payable	(3,296)	556
Accrued expenses and other liabilities	348	493
Accrued interest	76	357
Operating lease liabilities	(450)	(430)
Net cash used in operating activities	(31,404)	(37,832)
Cash flows from investing activities
Capital expenditures	(2,408)	(57)
Purchase of marketable securities	(49,637)	(61,818)
Proceeds from sale and maturity of marketable securities	33,895	87,746
Net cash provided by (used in) investing activities	(18,150)	25,871
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	7,376
Proceeds from exercise of stock options and ESPP issuances, net	107	(52)
Proceeds from issuance of term loan, net	9,950	—
Taxes paid related to net share settlement of equity awards	(1,041)	(1,603)
Repayment of 2023 Notes	—	(15,700)
Proceeds from issuance of warrants, net	—	14,698
Net cash provided by financing activities	9,016	4,719
Net decrease in cash, cash equivalents	(40,538)	(7,242)
Cash, cash equivalents, and restricted cash at beginning of period	75,709	35,793
Cash, cash equivalents, and restricted cash at ending of period	$35,171	$28,551

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,209	$1,756
Lease liabilities arising from obtaining right-of-use assets	—	3,831
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	37	—
Issuance of warrants in exchange for PHC Notes	—	48,564
Issuance of warrants for Loan and Security Agreement	149	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and manufacturing of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996, and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively and will commence operations later this year. Senseonics Holdings, Inc., Senseonics, Incorporated, Eon Care Services, LLC and Eon Management Services, LLC are hereinafter collectively referred to as the “Company” unless otherwise indicated or the context otherwise requires.

2.	Liquidity and Capital Resources

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the six months ending June 30, 2024, the Company had gross profit of $0.6 million and an accumulated deficit of $908.4 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of June 30, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $84.6 million.

The Company’s ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Gemini product, Freedom product and other future products, will require significant uses of working capital through 2024 and beyond.

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC (“Jefferies”), as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. As of June 30, 2024, the Company received approximately $0.3 million in net proceeds from the sale of 728,291 shares under the Equity Distribution Agreement.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2024, and December 31, 2023, results of operations, comprehensive income (loss), and changes in stockholder’s deficit for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024. The interim results for June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”), third-party distributors outside the United States and to strategic fulfillment partners in the United States, who then resell the products to health care providers and patients, or directly to health care systems and health care providers (collectively, the “Customers”). Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,030	62.3%	$6,706	67.7%
Outside of the United States	1,835	37.7	3,206	32.3
Total	$4,865	100.0%	$9,912	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,793	43.5%	$3,955	47.9%
Outside of the United States	2,333	56.5	4,308	52.1
Total	$4,126	100.0%	$8,263	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of June 30, 2024 and December 31, 2023 included unbilled accounts receivable of $ 0.9 million and $1.5 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended June 30, 2024 and 2023, the Company derived 84% and 89%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net loss per share for the three and six months ended June 30, 2024 and 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(20,287)	$(20,423)	$(39,164)	$(19,099)

Impact of conversion of dilutive securities	—	—	—	—

Dilutive Net loss	$(20,287)	$(20,423)	$(39,164)	$(19,099)

Net loss per share
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.04)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.04)

Basic weighted average shares outstanding	616,585,664	567,125,022	615,587,105	532,499,776
Dilutive potential common stock outstanding
Dilutive potential common stock outstanding	—	—	—	—
Diluted weighted average shares outstanding	616,585,664	567,125,022	615,587,105	532,499,776

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based awards	44,689,681	31,785,464	44,689,681	31,785,464
2025 Notes	15,813,176	39,689,142	15,813,176	39,689,142
Energy Capital Preferred Shares	30,372,058	30,372,058	30,372,058	30,372,058
Warrants	1,608,070	427,821	1,608,070	427,821
Total anti-dilutive shares outstanding	92,482,985	102,274,485	92,482,985	102,274,485

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$11,783	$—	$(8)	$11,775
Government and agency securities	37,998	1	—	37,999
Total	$49,781	$1	$(8)	$49,774

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,598	$—	$—	$7,598
Corporate debt securities	7,980	1	—	7,981
Government and agency securities	18,180	—	(12)	18,168
Total	$33,758	$1	$(12)	$33,747

The following are the scheduled maturities as of June 30, 2024 (in thousands):

	Net	Fair
	Carrying Amount	Value
2024 (remaining six months)	$49,781	$49,774
Total	$49,781	$49,774

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at June 30, 2024 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$1,209	$2,160
Work-in-process	4,766	5,332
Raw materials	1,240	1,284
Total	$7,215	$8,776

The Company recorded less than $0.1 million in cost of sales for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Contract manufacturing⁽¹⁾	$3,571	$4,244
Tax credits receivable (2)	1,793	1,793
Insurance	487	73
Clinical and Preclinical	304	343
IT and software	125	242
Rent and utilities	99	122
Sales and Marketing	70	20
Investor Relations	39	—
Research and development	14	95
Interest receivable	—	272
Accounting and Audit	—	61
Other	—	1
Total prepaid expenses and other current assets	$6,502	$7,266

(1)	Includes deposits to contract manufacturers for manufacturing process.
(2)	Refundable employee retention credits, enacted under the CARES Act.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development	$4,515	$3,846
Compensation and benefits	2,771	4,799
Professional and administrative services	2,208	673
Contract manufacturing	1,024	1,457
Interest on notes payable	780	704
Sales and marketing services	577	301
Product warranty and replacement obligations	459	514
Accrued construction and renovation costs	399	—
Operating lease	398	368
Other	11	27
Total accrued expenses and other current liabilities	$13,142	$12,689

10.	Leases

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

Operating lease expense for both the six months ended June 30, 2024 and 2023 was $0.4 million.

The following table summarizes the lease assets and liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2024	2023
Assets
Operating lease ROU assets	Deposits and other assets	$5,012	$5,180
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$398	$368
Non-current operating lease liabilities	Other non-current liabilities	6,010	6,214
Total operating lease liabilities		$6,408	$6,582

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of June 30, 2024 (in thousands):

2024 (remaining 6 months)	$461
2025	939
2026	967
2027	996
2028	1,026
Thereafter	4,908
Total	9,297
Less: Present value adjustment	(2,889)
Present value of lease liabilities	$6,408

The following table summarizes the weighted-average lease term and weighted-average discount rate as of June 30, 2024:

Remaining lease term (years)	2024
Operating leases	8.9
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The warranty reserve was $0.5 million for each June 30, 2024 and December 31, 2023. The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2024, and for the twelve months ended December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Balance at beginning of the period	$514	$781
Provision for warranties during the period	125	242
Settlements made during the period	(180)	(509)
Balance at end of the period	$459	$514

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

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Warrants”) to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share (the “Warrant Shares”). The Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable, and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan that is being amortized as additional interest expense over the term of the Loan and Security Agreement using the effective interest method. On January 2, 2024, in connection with the issuance of the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the Tranche 2 Warrants”) to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share (the “Tranche 2 Warrant Shares”).

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

The Company determined that the PHC Exchange Warrant shall be classified as equity in accordance with ASC 480 and ASC 815. On March 31, 2023, the Company recorded the estimated fair value of the PHC Exchange Warrant in the amount of $48.6 million as additional paid-in-capital in the Company’s consolidated balance sheets.

As of June 30, 2024, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remain outstanding. The remaining unamortized debt discount and debt issuance costs are amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the derivative at June 30, 2024 and December 31, 2023 was $0.0 million and $0.1 million, respectively.

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

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(1,728)	(29)	18,642
Loan and Security Agreement	35,000	(505)	(293)	34,202

	December 31, 2023
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,090)	(52)	17,257
Loan and Security Agreement	25,000	(733)	(329)	23,938
(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Six Months Ended June 30, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	535	1,362	23	1,920
Loan and Security Agreement	9.90%	1,749	427	37	2,213
Total		2,284	1,789	60	4,133

	Six Months Ended June 30, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	1,344	3,146	53	4,543
PHC Notes	8.00%	700	1,442	88	2,230
Total		2,113	4,708	141	6,962
(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of June 30, 2024 (in thousands):

2025	20,399
2026	12,996
2027	24,437
Total	$57,832

13.	Stockholders’ Equity

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares of the Company’s common stock will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed by the Company with the Securities and Exchange Commission on August 10, 2023. For the period ending June 30, 2024, the Company received approximately $0.3 million in net proceeds from the sale of 728,291 shares of its common stock under the Equity Distribution Agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of June 30, 2024, 27,844,978 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2024, 317,094 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of June 30, 2024, 7,700,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of June 30, 2024, there were 22,729,158 shares of common stock available for issuance under the 2016 ESPP. For the six months ended June 30, 2024, there were purchases of 199,066 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. All awards issued under the 1997 Plan are fully vested. Approximately 823,389 shares of the Company’s common stock underlying options remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$33,901	$33,901	—	—
Commercial paper	11,775	—	11,775	—
Government and agency securities	37,999	37,399	—	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$72,953	$72,953	—	—
Commercial paper	7,598	—	7,598	—
Corporate debt securities	7,982	—	7,982	—
Government and agency securities	18,167	18,167	—	—
Liabilities
Embedded features of the 2025 Notes	$102	—	—	102
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2023	$102
Conversion of financial instruments	—
Gain on change in fair value of embedded features of the 2025 Notes	(102)
June 30, 2024	$—

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at June 30, 2024:

		2025 Notes
Unobservable Inputs	`	Assumptions
Stock price volatility		45.0%
Probabilities of conversion provisions		10-90%
Credit spread		14.3%

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2024 or 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2024 and December 31, 2023.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023 (see Note 12 for further discussion). Ascensia, through the ownership interests of its parent company, PHC, is a related party. Revenue from Ascensia during the six months ended June 30, 2024 and 2023 was $8.5 million and $7.5 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.05 million and $0.3 million during the six months ended June 30, 2024 and 2023, respectively under this arrangement.

The amount due from Ascensia as of June 30, 2024 and December 31, 2023 was $3.1 million and $3.7 million, respectively. The amount due to Ascensia as of June 30, 2024 and December 31, 2023 was $1.2 million and $0.5 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

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

We primarily sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 CGM system would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. The Calendar Year 2024 Medicare Physician Fee Schedule continues to include the three CPT© Category III codes. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. The majority of Medicare administrative contractor (“MAC”) expansion is effective or becoming effective on August 11, 2024 with the final MAC’s expected to become effective in the near future.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment, the last patient of the adult cohort completed the study, and we completed our analysis of the data. Based on this analysis, we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024 this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including 90-day Eversense, Eversense XL, Eversense E3 and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to six months in the United States and on September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the then current Eversense 90-day product available in the United States, with a MARD of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a PMA supplement application to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. In February 2022, the extended life Eversense E3 CGM system was approved by the FDA.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the Eversense system and launched with an updated app in December 2019. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us with the confidence to start the Pivotal study for the Eversense 365 System.

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

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study and the last patient of the adult cohort completed the study in the third quarter of 2023. In November 2022, we submitted and in the first quarter of 2023 we received approval of an investigational devise enrollment (“IDE”) for the enrollment of a pediatric cohort in the ENHANCE study. In 2023 the data gathered in the ENHANCE study supported the iCGM submission and in April 2024 Eversense was authorized to be marketed as an iCGM through the FDA’s De Novo pathway, by establishing the special controls that will serve as a predicate device for 510(k) submissions in the future. Based on the analysis of the ENHANCE Pivotal study data, the decision was made to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In

May 2024, this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration.

In April 2024 and July 2024, Eon Care Services, LLC and Eon Management Services, LLC, (collectively “Eon Care”) were formed as wholly owned subsidiaries of Senseonics, Incorporated. Eon Care has been established to support patient access to the Eversense system by providing convenient Eversense insertion and training services. The Company expects established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future. Eon Care operations are planned to commence by the end of 2024.

In July 2024, we began first-in-human testing for the Gemini system. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing will be utilized for a future IDE submission.

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

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors outside the United States and to strategic fulfillment partners in the United States, who then resell the products to health care providers and patients or directly to health care systems and health care providers (collectively, the “Customers”). We are generally paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients.

Revenue from product sales is recognized at a point in time when the Customers obtain control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Contracts with our distributors contain performance obligations, mostly for the supply of goods, and are typically satisfied upon transfer of control of the product. Additionally, a portion of revenue is recognized through our consignment program whereas small quantities of inventory are maintained securely at various health care provider locations within the United States. Under this model, the Company does not recognize revenue upon shipment of product. Rather, revenue is recognized when the product is consumed by a patient.

Customer contracts do not include the right to return unless there is a product issue, in which case we may provide a replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

In addition, we sell small quantities of our products directly to healthcare provider locations within the United States. In these direct sales, inventory is purchased on consignment to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. Consignment sales represented approximately 14.7% of our net sales for the three months ended June 30, 2024.

Our contracts may contain some form of variable consideration such as prompt-pay discounts, tier-volume price discounts and for the Ascensia commercial agreement, revenue share. Variable considerations, such as discounts and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions.

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement.

Concentration of Revenue and Customers

For the three months ended June 30, 2024 and 2023, the Company derived 84% and 89%, respectively, of its total revenue from one customer, Ascensia. For the six months ended June 30, 2024 and 2023, the Company derived 86% and 91%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,030	62.3%	$6,706	67.7%
Outside of the United States	1,835	37.7	3,206	32.3
Total	$4,865	100.0%	$9,912	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$1,793	43.5%	$3,955	47.9%
Outside of the United States	2,333	56.5	4,308	52.1
Total	$4,126	100.0%	$8,263	100.0%

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,		Period-to-
	2024	2023	Period Change

	(in thousands)		(in thousands)
Revenue, net	$778	$437	$341
Revenue, net - related parties	4,087	3,689	398
Total revenue	4,865	4,126	739
Cost of sales	4,567	3,709	858
Gross profit	298	417	(119)

Expenses:
Research and development expenses	10,800	12,830	(2,030)
Selling, general and administrative expenses	8,991	7,455	1,536
Operating loss	(19,493)	(19,868)	375
Other (expense) income, net:
Interest income	1,190	1,311	(121)
Interest expense	(2,085)	(2,310)	225
Gain on change in fair value of derivatives	102	289	(187)
Other income (expense)	(1)	155	(156)
Total Other (expense) income, net	(794)	(555)	(239)
Net Loss	$(20,287)	$(20,423)	$136

Total revenue

Our total revenue increased to $4.9 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023, an increase of $0.8 million. This increase was primarily the result of increased commercial activities driving new patients partially offset by slightly lower sales outside of the United States during 2024.

Cost of sales and gross profit

Our cost of sales increased to $4.6 million for the three months ended June 30, 2024, compared to $3.7 million for the three months ended June 30, 2023 and our gross profit decreased to $0.3 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. Gross profit as a percentage of revenue, or gross margin, was 6.1% and 10.1% for the three months ended June 30, 2024, and June 30, 2023, respectively. The decrease in gross margin was primarily due to increases in fixed manufacturing costs.

Research and development expenses

Research and development expenses were $10.8 million for the three months ended June 30, 2024, compared to $12.8 million for the three months ended June 30, 2023, a decrease of $2.0 million. The decrease was mainly driven by a $4.0 million reduction of clinical studies spend due to the completion of 365-day product trials and a $0.1 million reduction in consultants and other support services. These decreases were partially offset by an increase in personnel costs of $1.8 million due to an increase in headcount to support our long-term product development projects and a $0.3 million increase in equipment depreciation.

Selling, general and administrative expenses

Sales, general and administrative expenses were $9.0 million for the three months ended June 30, 2024, compared to $7.5 million for the three months ended June 30, 2023, an increase of $1.5 million. The increase was primarily the result of $0.7 million increase in personnel costs mainly due to stock-based compensation and $0.6 million increase in legal and patent costs to expand commercial initiatives such as Eon Care Services and hospital system Eversense integrations.

Total other income (expense), net

Total other expense, net was ($0.8) million for the three months ended June 30, 2024, compared to other expense, net of ($0.6) million for the three months ended June 30, 2023, a decrease in other income of $0.2 million. The change was primarily due to a $0.4 million decrease in gain on fair value adjustment of note derivatives and associated amortization partially offset by a $0.2 million decrease in interest income (expense), net due to the Loan and Security Agreement and market interest rate increases.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Period-to-
	2024	2023	Period Change

	(in thousands)
Revenue, net	$1,367	$750	$617
Revenue, net - related parties	8,545	7,513	1,032
Total revenue	9,912	8,263	1,649
Cost of sales	9,279	7,433	1,846
Gross profit	633	830	(197)

Expenses:
Research and development expenses	21,238	25,235	(3,997)
Selling, general and administrative expenses	17,119	15,173	1,946
Operating loss	(37,724)	(39,578)	1,854
Other income (expense), net:
Interest income	2,574	2,420	154
Exchange related gain, net	—	18,776	(18,776)
Interest expense	(4,133)	(6,962)	2,829
Gain on change in fair value of derivatives	102	6,067	(5,965)
Other income	17	178	(161)
Total other (expense) income, net	(1,440)	20,479	(21,919)
Net Loss	$(39,164)	$(19,099)	$(20,065)

Total revenue

Our total revenue increased to $9.9 million for the six months ended June 30, 2024, compared to $8.3 million for the six months ended June 30, 2023, an increase of $1.6 million. This increase was primarily the result of increased commercial activities driving new patients partially offset by slightly lower sales outside of the United States during 2024.

Cost of sales and gross profit

Our cost of sales were $9.3 million for the six months ended June 30, 2024, compared to $7.4 million for the six months ended June 30, 2023, an increase of $1.9 million. Our gross profit decreased to $0.6 million for the six months ended June 30, 2024, compared to $0.8 million for the six months ended June 30, 2023. Gross profit as a percentage of revenue, or gross margin, was 6.4% and 10.0% for the six months ended June 30, 2024, and June 30, 2023, respectively.

The decrease in gross margin was primarily due to higher fixed manufacturing costs. In addition, the gross margin decrease is also driven by an increase to the revenue share percentage due to Ascensia.

Research and development expenses

Research and development expenses were $21.2 million for the six months ended June 30, 2024, compared to $25.2 million for the six months ended June 30, 2023, a decrease of $4.0 million. The decrease was mainly driven by a $6.8 million reduction of clinical studies spend due to the wind down of 365-day product trials. This decrease was partially offset by an increase in personnel costs of $2.5 million to support our long-term product development projects, $0.2 million increase in equipment depreciation and $0.1 million for consultants and other support services.

Selling, general and administrative expenses

Sales, general and administrative expenses were $17.1 million for the six months ended June 30, 2024, compared to $15.2 million for the six months ended June 30, 2023, an increase of $1.9 million. The increase was primarily due to a $0.9 million increase in personnel costs from stock-based compensation, commissions, and recruiting costs and $1.1 million increase in legal expenses primarily to expand commercial initiatives for Eon Care Services and the hospital system Eversense integrations. These increases were partially offset by lower insurance costs of $0.1 million.

Total other income (expense), net

Total other expense, net was ($1.4) million for the six months ended June 30, 2024, compared to other income, net of $20.5 million for the six months ended June 30, 2023, a decrease in other income of $21.9 million. The change was primarily due to a $50.2 million reduction in gains on the fair value of derivatives as the result of debt settlements and the decrease in our stock prices since the second quarter of 2023 along with a $1.1 million reduction in amortization due to these settlements, and a $0.1 million decrease in other income. The decreases were partially offset by a $25.4 million reduction in the loss on exchange of debt and a $4.1 million increase in interest income (expense), net due to the settlement of notes.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the six months ending June 30, 2024, the Company had gross profit of $0.6 million and an accumulated deficit of $908.4 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of June 30, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $84.6 million.

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

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. As of June 30, 2024, the Company received approximately $0.3 million in net proceeds from the sale of 728,291 shares under the Equity Distribution Agreement.

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

The following table summarizes our outstanding convertible notes at June 30, 2024:

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

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Eversense 365-day product and other future products will require significant uses of working capital through 2024 and beyond. As of June 30, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $84.6 million.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(31,404)	$(37,832)
Net cash provided by (used in) investing activities	(18,150)	25,871
Net cash provided by financing activities	9,016	4,719
Net decrease in cash, cash equivalents and restricted cash	$(40,538)	$(7,242)

Net cash used in operating activities

Net cash used in operating activities was $31.4 million for the six months ended June 30, 2024, and consisted of a net loss of $39.2 million, partially offset by a net change in operating assets and liabilities of $0.7 million (most notably increases in accounts payable of $3.3 million offset by $1.5 million in inventory and $1.6 million in deposits and other assets) $4.7 million of stock-based compensation and $2.4 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $37.8 million for the six months ended June 30, 2023, and consisted of a net loss of $19.1 million, $18.8 million net gain on the exchange of the PHC Notes, a $6.1 million gain on change in the fair value of the 2025 Notes embedded derivative, a net change in operating assets and liabilities of $2.4 million (most notably increases in accounts receivable of $1.2 million and inventory of $1.8 million), partially offset by $3.9 million related to depreciation/amortization and other non-cash items and $4.7 million of stock-based compensation.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $18.2 million for the six months ended June 30, 2024 and consisted of $33.9 million in proceeds from the sale and maturity of marketable securities, offset by $49.7 million in purchase of marketable securities and $2.4 million of capital expenditures.

Net cash provided by investing activities was $25.9 million for the six months ended June 30, 2023, and primarily consisted of $87.7 million in proceeds from the sale and maturity of marketable securities partially offset by $61.8 million in purchase of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2024, and primarily consisted of $10.0 million in proceeds from the Tranche 2 Loan, net offset by $1.0 million from taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2023, and primarily consisted of $7.4 million in proceeds from issuance of common stock and $14.7 million in proceeds from issuance of the PHC Purchase Warrant, partially offset by $15.7 million for the repayment of the 2023 Notes, $0.1 million for issuance of stock options, and $1.6 million related to the settlement of equity awards.

Contractual Obligations

As of June 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its product, Eversense CGM system, violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023. The appeal was fully briefed, and the case was argued before the Fifth Circuit on February 6, 2024. On February 28, 2024 the Fifth Circuit issued a Per Curiam order affirming the District Court’s decision that Carew failed to state a claim. This order affirms the District Court’s dismissal of the plaintiff’s lawsuit.

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office. The Company’s response to the complaint is due on September 3, 2024. The Company is reviewing the allegations further and intends to vigorously defend the lawsuit.

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

In preparation for commercializing our Eversense products, we perform ongoing analyses, the purpose of which is to review and assess publicly available information to determine whether third parties hold any valid patent rights that a well-informed court would more likely than not find that we would infringe by commercializing our products, understanding that there are risks and uncertainties associated with any litigation and no predictions or assurances can be made regarding the outcome of any such litigation. Although our review and analysis are not complete and subject to the express limitations in the preceding sentence, we are not aware of any such valid patent rights. Moreover, we have not previously performed an exhaustive review of this type, and we cannot be certain that it will not result in our locating patent rights relating to our products of which we were not previously aware.

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

Our unaudited condensed consolidated financial statements as of June 30, 2024 have been prepared assuming the Company will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements included in this Quarterly Report on Form 10-Q. As of June 30, 2024, we had unrestricted cash, cash equivalents and marketable securities of $84.6 million consisting of cash and investments in highly liquid U.S. money market funds. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on May 22, 2024).

3.5

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

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 8, 2022).

3.8

Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 5, 2021).

10.1#*	Third Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of April 1, 2024.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SENSEONICS HOLDINGS, INC.

Date: August 8, 2024	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)