Form 10-Q
period 2024-09-30
Senseonics Holdings, Inc.
filed 2024-11-07
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

There were 592,626,155 shares of common stock, par value $0.001, outstanding as of November 1, 2024.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2024 and 2023	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4: Controls and Procedures	38

PART II: Other Information	40

ITEM 1: Legal Proceedings	40

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 3: Defaults Upon Senior Securities	42

ITEM 4: Mine Safety Disclosures	42

ITEM 5: Other Information	42

ITEM 6: Exhibits	43

SIGNATURES	44

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,106	$75,709
Restricted cash	315	—
Short term investments, net	47,375	33,747
Accounts receivable, net	1,523	808
Accounts receivable, net - related parties	2,507	3,724
Inventory, net	3,207	8,776
Prepaid expenses and other current assets	5,665	7,266
Total current assets	87,698	130,030

Deposits and other assets	5,209	7,006
Property and equipment, net	3,424	1,184
Total assets	$96,331	$138,220
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,107	$4,568
Accrued expenses and other current liabilities	12,578	11,744
Accrued expenses and other current liabilities, related parties	1,448	945
Notes payable, current portion, net	19,376	—
Total current liabilities	35,509	17,257

Long-term debt and notes payables, net	34,448	41,195
Derivative liabilities	—	102
Other liabilities	5,899	6,214
Total liabilities	75,856	64,768

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares authorized and 12,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	37,656	37,656
Total temporary equity	37,656	37,656

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value per share; 1,400,000,000 shares and 900,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 545,612,780 shares and 530,364,237 shares issued and outstanding as of September 30, 2024 and December 31, 2023	546	530
Additional paid-in capital	914,637	904,535
Accumulated other comprehensive income (loss)	34	(11)
Accumulated deficit	(932,398)	(869,258)
Total stockholders’ (deficit) equity	(17,181)	35,796
Total liabilities and stockholders’ (deficit) equity	$96,331	$138,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue, net	$955	$426	$2,322	$1,176
Revenue, net - related parties	3,308	5,671	11,853	13,184
Total revenue	4,263	6,097	14,175	14,360
Cost of sales	8,314	4,925	17,593	12,358
Gross (loss) profit	(4,051)	1,172	(3,418)	2,002

Expenses:
Research and development expenses	10,546	12,769	31,784	38,003
Selling, general and administrative expenses	8,250	7,425	25,369	22,598
Operating loss	(22,847)	(19,022)	(60,571)	(58,599)
Other (expense) income, net:
Interest income	1,010	1,460	3,584	3,879
Exchange related (loss) gain, net	—	(4,569)	—	14,207
Interest expense	(2,133)	(2,425)	(6,266)	(9,388)
Gain on change in fair value of derivatives	—	438	102	6,505
Other (expense) income	(6)	15	11	194
Total other (expense) income, net	(1,129)	(5,081)	(2,569)	15,397

Net Loss	(23,976)	(24,103)	(63,140)	(43,202)
Other comprehensive loss
Unrealized gain on marketable securities	41	61	45	619
Other comprehensive gain	41	61	45	619
Total comprehensive loss	$(23,935)	$(24,042)	$(63,095)	$(42,583)

Basic net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Basic weighted-average shares outstanding	620,897,955	592,452,262	617,370,311	552,703,546

Diluted net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Diluted weighted-average shares outstanding	620,897,955	592,452,262	617,370,311	552,703,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands)

							Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit) Equity	Preferred Stock Temporary Equity
Three months ended September 30, 2023:
Balance, June 30, 2023	492,827	$493	$880,129	$(120)	$(827,965)	$52,537	$37,656
Issued common stock for vested RSUs and ESPP purchase	210	1	117	—	—	118	—
Exercise of stock options and warrants	—	—	5	—	—	5	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002	—
Issuance of warrants, net of issuance costs	—	—	363	—	—	363	—
Stock-based compensation expense	—	—	2,084	—	—	2,084	—
Net loss	—	—	—	—	(24,103)	(24,103)	—
Other comprehensive income, net of tax	—	—	—	61	—	61	—
Balance, September 30, 2023	528,176	$528	$903,665	$(59)	$(852,069)	$52,065	$37,656

Nine months ended September 30, 2023:
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issued common stock for vested RSUs and ESPP purchase	5,581	6	199	—	—	205	—
Issuance of warrants, net of issuance costs	—	—	63,645	—	—	63,645	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002	—
Stock-based compensation expense	—	—	6,735	—	—	6,735	—
Shares withheld related to net share settlement of equity awards	(2,132)	(2)	(1,601)	—	—	(1,603)	—
Other	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	(43,202)	(43,202)	—
Other comprehensive income, net of tax	—	—	—	619	—	619	—
Balance, September 30, 2023	528,176	$528	$903,665	$(59)	$(852,069)	$52,065	$37,656

Three months ended September 30, 2024:
Balance, June 30, 2024	535,277	$535	$908,472	$(7)	$(908,422)	$578	$37,656
Issuance of common stock, net of issuance costs	10,039	10	3,657	—	—	3,667	—
Issued common stock for vested RSUs and ESPP purchase	296	1	75	—	—	76	—
Issuance of warrants, net of issuance costs	—	—	1	—	—	1	—
Stock-based compensation expense	—	—	2,432	—	—	2,432	—
Net loss	—	—	—	—	(23,976)	(23,976)	—
Other comprehensive income, net of tax	—	—	—	41	—	41	—
Balance, September 30, 2024	545,612	$546	$914,637	$34	$(932,398)	$(17,181)	$37,656

Nine months ended September 30, 2024:
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	10,767	11	3,656	—	—	3,667	—
Issued common stock for vested RSUs and ESPP purchase	6,785	7	170	—	—	177	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Exercise of stock options and warrants	12	—	6	—	—	6	—
Stock-based compensation expense	—	—	7,160	—	—	7,160	—
Shares withheld related to net share settlement of equity awards	(2,316)	(2)	(1,039)	—	—	(1,041)	—
Net loss	—	—	—	—	(63,140)	(63,140)	—
Other comprehensive income, net of tax	—	—	—	45	—	45	—
Balance, September 30, 2024	545,612	$546	$914,637	$34	$(932,398)	$(17,181)	$37,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(63,140)	$(43,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and ROU amortization expense	709	641
Non-cash interest expense (debt discount and deferred costs)	2,828	6,581
Net amortization of premiums and accretion of discounts on marketable securities	(960)	(2,253)
Gain on change in fair value of derivatives	(102)	(6,505)
Exchange related gain, net	—	(14,207)
Stock-based compensation expense	7,160	6,735
Provision for inventory obsolescence and losses	4,203	89
Loss on disposal of assets	—	5
Other	488	56
Changes in assets and liabilities:
Accounts receivable	425	(998)
Prepaid expenses and other current assets	1,056	(129)
Inventory	1,909	(2,509)
Deposits and other assets	1,542	(342)
Accounts payable	(2,947)	669
Accrued expenses and other liabilities	1,483	1,161
Accrued interest	(192)	(292)
Operating lease liabilities	(681)	(596)
Net cash used in operating activities	(46,219)	(55,096)
Cash flows from investing activities
Capital expenditures	(2,205)	(180)
Purchase of marketable securities	(58,018)	(68,537)
Proceeds from sale and maturity of marketable securities	45,395	122,235
Net cash (used in) provided by investing activities	(14,828)	53,518
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,667	7,376
Proceeds from exercise of stock options and ESPP issuances, net	183	71
Proceeds from issuance of term loan, net	9,950	24,446
Taxes paid related to net share settlement of equity awards	(1,041)	(1,603)
Repayment of 2023 Notes	—	(15,700)
Repayment of 2025 Notes	—	(7,500)
Payment of debt issuance costs	—	(244)
Proceeds from issuance of warrants, net	—	14,698
Net cash provided by financing activities	12,759	21,544
Net (decrease) increase in cash, cash equivalents	(48,288)	19,966
Cash, cash equivalents, and restricted cash at beginning of period	75,709	35,793
Cash, cash equivalents, and restricted cash at ending of period	$27,421	$55,759

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,630	$3,100
Lease liabilities arising from obtaining right-of-use assets	—	3,831
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	466	—
Issuance of warrants in exchange for PHC Notes	—	48,564
Issuance of warrants for Loan and Security Agreement	149	364
Issuance of common stock converted from 2025 Notes	—	21,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and manufacturing of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996, and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively. Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its consolidated variable interest entities (“VIEs”) are hereinafter collectively referred to as the “Company”, unless otherwise indicated or the context otherwise requires.

2.	Liquidity and Capital Resources

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the nine months ending September 30, 2024, the Company had gross loss of ($3.4) million and an accumulated deficit of $932.4 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of September 30, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $74.5 million.

The Company’s ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our implantable CGM (“Eversense”), including Eversense E3 CGM and Eversense 365 system, by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Gemini product, Freedom product and other future products, will require significant uses of working capital through 2024 and beyond.

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Based on the Company’s current operating plan, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement as discussed in Note 12, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. As part of our liquidity strategy, we will continue to monitor our capital structure and market conditions, and we may finance our cash needs through public or private debt and equity financings and other sources which may include collaborations, strategic alliances, and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC (“Jefferies”), as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of September 30, 2024, the Company received approximately $4.2 million in net proceeds from the sale of 10,766,983 shares under the Equity Distribution Agreement.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2024, and December 31, 2023, results of operations, comprehensive income (loss), and changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024. The interim results for September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

In November 2024, Eon Management Services, LLC entered into management services agreements (the “Administrative Agreement”) for an initial fixed term of 10 years with several professional corporations created to support patient access to the Eversense system by contracting nurse practitioners and other healthcare professionals to perform Eversense insertion procedures and other clinical activities. Eon Care Clinicians PC, Eon Care Clinicians of NJ PC, and Eon Care Clinicians of CA PC (collectively referred to as “Eon Care PCs”) are the professional corporations that were established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

In accordance with relevant accounting guidance, the Eon Care PCs have been determined to be VIEs of the Company, as the Company is its primary beneficiary with the ability, through the Administrative Agreement to direct the activities (excluding clinical activities) that most significantly affect the Eon Care PCs financial performance and have the obligation to absorb losses of, or the right to receive benefits from, the Eon Care PCs that could potentially be significant to it. Our variable interest entities’ assets, liabilities, and results of operations were not material to our consolidated financial results.

The Company also consolidates its wholly owned subsidiaries (Senseonics, Incorporated, Eon Care Services, LLC and Eon Management Services, LLC) as discussed in Note 1, Organization. All intercompany balances and transactions are eliminated upon consolidation.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its VIEs. The Company views its operations and manages its business in one segment, diabetes products and services. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement (the “Ascensia Commercialization Agreement”), third-party distributors outside the United States and to strategic fulfillment partners in the United States, who then resell the products to health care providers and patients, or directly to health care systems and health care providers (collectively, the “Customers”). Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with our network of healthcare professionals and revenue is recognized when the product is consumed by a patient. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$2,382	55.9%	$9,089	64.1%
Outside of the United States	1,881	44.1	5,086	35.9
Total	$4,263	100.0%	$14,175	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,930	64.5%	$7,885	54.9%
Outside of the United States	2,167	35.5	6,475	45.1
Total	$6,097	100.0%	$14,360	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of September 30, 2024 and December 31, 2023 included unbilled accounts receivable of $0.5 million and $1.5 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenue and Customers

For the three months ended September 30, 2024 and 2023, the Company derived 78% and 93%, respectively, of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2024 and 2023, the Company derived 84% and 92%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net loss per share for the three and nine months ended September 30, 2024 and 2023. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(23,976)	$(24,103)	$(63,140)	$(43,202)

Impact of conversion of dilutive securities	—	—	—	—

Dilutive Net loss	$(23,976)	$(24,103)	$(63,140)	$(43,202)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Diluted	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Basic weighted average shares outstanding	620,897,955	592,452,262	617,370,311	552,703,546
Dilutive potential common stock outstanding
Dilutive potential common stock outstanding	—	—	—	—
Diluted weighted average shares outstanding	620,897,955	592,452,262	617,370,311	552,703,546

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based awards	44,599,494	31,953,024	44,599,494	31,953,024
2025 Notes	15,622,814	15,622,814	15,622,814	15,622,814
Energy Capital Preferred Shares	30,372,058	30,372,058	30,372,058	30,372,058
Warrants	1,440,500	1,260,183	1,440,500	1,260,183
Total anti-dilutive shares outstanding	92,034,866	79,208,079	92,034,866	79,208,079

6.	Marketable Securities

Marketable securities available for sale, were as follows (in thousands):

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,439	$4	$—	$7,443
Government and agency securities	39,902	30	—	39,932
Total	$47,341	$34	$—	$47,375

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,598	$—	$—	$7,598
Corporate debt securities	7,980	1	—	7,981
Government and agency securities	18,180	—	(12)	18,168
Total	$33,758	$1	$(12)	$33,747

The following are the scheduled maturities as of September 30, 2024 (in thousands):

	Net	Fair
	Carrying Amount	Value
2024 (remaining three months)	$47,341	$47,375
Total	$47,341	$47,375

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at September 30, 2024 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7. Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$798	$2,160
Work-in-process	2,157	5,332
Raw materials	252	1,284
Total	$3,207	$8,776

The Company charged $4.2 million in cost of sales for the three and nine months ended September 30, 2024 and less than $0.1 million in cost of sales for the three and nine months ended September 30, 2023 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. These costs were primarily write offs of our existing Eversense E3 systems following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365 system.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses. We expect this to impact the cost of sales as the pre-clearance inventory is sold to customers. The Company incurred $1.9 million during the nine months ended September 30, 2024 and $0.3 million for the year ended December 31, 2023 in product costs prior to the clearance, which primarily consisted of work in process inventory.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Contract manufacturing⁽¹⁾	$2,526	$4,244
Tax credits receivable(2)	1,793	1,793
Clinical and Preclinical	451	343
IT and software	309	242
Insurance	306	73
Accounting and Audit	157	61
Rent and utilities	99	122
Sales and Marketing	23	20
Interest receivable	—	272
Research and development	—	95
Other	1	1
Total prepaid expenses and other current assets	$5,665	$7,266

(1)	Includes deposits to contract manufacturers for manufacturing process.
(2)	Refundable employee retention credits, enacted under the CARES Act.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation and benefits	$3,931	$4,799
Research and development	3,536	3,846
Professional and administrative services	2,143	673
Contract manufacturing	1,797	1,457
Sales and marketing services	855	301
Interest on notes payable	512	704
Product warranty and replacement obligations	415	514
Operating lease	413	368
Accrued construction and renovation costs	397	—
Other	27	27
Total accrued expenses and other current liabilities	$14,026	$12,689

10.	Leases

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

Operating lease expense for the nine months ended September 30, 2024 and 2023 was $0.7 million and $0.6 million, respectively.

The following table summarizes the lease assets and liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2024	2023
Assets
Operating lease ROU assets	Deposits and other assets	$4,925	$5,180
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$413	$368
Non-current operating lease liabilities	Other non-current liabilities	5,899	6,214
Total operating lease liabilities		$6,312	$6,582

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of September 30, 2024 (in thousands):

2024 (remaining 3 months)	$231
2025	939
2026	967
2027	996
2028	1,026
Thereafter	4,908
Total	9,067
Less: Present value adjustment	(2,755)
Present value of lease liabilities	$6,312

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2024:

Remaining lease term (years)	2024
Operating leases	8.7
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The warranty reserve was $0.4 million and $0.5 million for the periods ending September 30, 2024 and December 31, 2023, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2024, and for the twelve months ended December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Balance at beginning of the period	$514	$781
Provision for warranties during the period	177	242
Settlements made during the period	(276)	(509)
Balance at end of the period	$415	$514

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

The Company’s obligations under the Loan and Security Agreement are secured, by a first-priority security interest in substantially all of its assets. The Loan and Security Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 30% of the total amounts funded under the Loan and Security Agreement. The Loan and Security Agreement also contains a performance covenant, commencing on July 1, 2024, that requires the Company to generate net product revenue on a trailing six-month basis in excess of specified percentage for applicable measuring periods. The performance covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $550.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 80% of the total amounts funded.

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

As of September 30, 2024, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remain outstanding. The remaining unamortized debt discount and debt issuance costs are amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the derivative at September 30, 2024 and December 31, 2023 was $0.0 million and $0.1 million, respectively.

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

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(1,006)	(17)	19,376
Loan and Security Agreement	35,000	(280)	(272)	34,448

	December 31, 2023
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,090)	(52)	17,257
Loan and Security Agreement	25,000	(733)	(329)	23,938
(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	Nine Months Ended September 30, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	803	2,083	35	2,921
Loan and Security Agreement	9.90%	2,635	651	59	3,345
Total		3,438	2,734	94	6,266

	Nine Months Ended September 30, 2023
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	120	-	189
2025 Notes	5.25%	1,881	4,808	81	6,770
PHC Notes	8.00%	700	1,442	88	2,230
Loan and Security Agreement	9.90%	158	38	3	199
Total		2,808	6,408	172	9,388

(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of September 30, 2024 (in thousands):

2025	20,399
2026	12,996
2027	24,437
Total	$57,832

13.	Stockholders’ (Deficit) Equity

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares of the Company’s common stock will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed by the Company with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of September 30, 2024, the Company received approximately $4.2 million in net proceeds from the sale of 10,766,983 shares of its common stock under the Equity Distribution Agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of September 30, 2024, 27,817,546 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2024, 345,969 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of September 30, 2024, 7,700,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of September 30, 2024, there were 22,521,176 shares of common stock available for issuance under the 2016 ESPP. For the nine months ended September 30, 2024, there were purchases of 407,048 shares of common stock pursuant to the 2016 ESPP.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$19,401	$19,401	—	—
Commercial paper	7,443	—	7,443	—
Government and agency securities	39,932	39,932	—	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$72,953	$72,953	—	—
Commercial paper	7,598	—	7,598	—
Corporate debt securities	7,982	—	7,982	—
Government and agency securities	18,167	18,167	—	—
Liabilities
Embedded features of the 2025 Notes	$102	—	—	102
(1)Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending net balances of items measured at fair value on a recurring that used significant unobservable inputs (Level 3) (in thousands):

Level 3
Instruments
December 31, 2023	$102
Gain on change in fair value of embedded features of the 2025 Notes	(102)
September 30, 2024	$—

The recurring Level 3 fair value measurements of the embedded features of the notes payable and preferred stock, include the following significant unobservable inputs at September 30, 2024:

2025 Notes
Unobservable Inputs	Assumptions
Stock price volatility	45.0%
Probabilities of conversion provisions	10 - 90%
Credit spread	14.3%

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2024 or 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2024 and December 31, 2023.

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

Revenue from Ascensia during the nine months ended September 30, 2024 and 2023 was $11.9 million and $13.2 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.1 million and $0.6 million during the nine months ended September 30, 2024 and 2023, respectively under this arrangement.

The amount due from Ascensia as of September 30, 2024 and December 31, 2023 was $2.5 million and $3.7 million, respectively. The amount due to Ascensia as of September 30, 2024 and December 31, 2023 was $1.4 million and $0.5 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On October 24, 2024, the Company amended the Equity Distribution Agreement with GS. As amended, the Equity Distribution Agreement permits the Company to issue and sell an aggregate of up to $55.0 million of common stock through GS, acting as its agent in an at the market offering.

On October 24, 2024, the Company entered into a securities purchase agreement with certain institutional investors to issue and sell (i) in a registered direct offering an aggregate of 45,714,286 shares of the Company’s common stock, $0.001 par value per share (the “Shares”) and (ii) in a concurrent private placement, warrants to purchase an aggregate of 45,714,286 shares of common stock (the “Warrants”). The combined purchase price of each Share and accompanying Warrant was $0.35 per share for total gross proceeds of $16.0 million. The Shares and the Warrants were immediately separable and were issued separately. The Warrants have an exercise price of $0.35 per share, are non-exercisable for the first six months after issuance and expire five years from the date of initial exercisability. The offering closed on October 28, 2024, and the Company received proceeds of approximately $15.0 million after payment of fees to the placement agent, but before payment of any additional expenses that will be incurred by the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project,” ”expect,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated VIEs.

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM (“Eversense”), including Eversense E3 and Eversense 365 CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 14 days for non-implantable CGM systems. In February 2022, the 180-day Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In September 2024, the 365-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024.

Prior to the commercialization of the current Eversense systems, we sold Eversense system measuring glucose levels for up to 90 days. In September 2017, we affixed the CE mark to the Eversense XL CGM system to be sold in select markets in Europe and the Middle East. In June 2018, we obtained FDA approval for the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

Our net revenues are derived from sales of the Eversense system which is sold in two separate kits: the disposable Eversense Sensor Pack which includes the sensor, insertion tool, and adhesive patches, and the durable Eversense Smart Transmitter Pack which includes the transmitter and charger.

We primarily sell directly to our network of distributors, strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 CGM system would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. The Calendar Year 2024 Medicare Physician Fee Schedule continues to include the three CPT© Category III codes. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors (“MAC”) expansion are effective or becoming effective on November 4, 2024.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the Pivotal study for the Eversense 365-day System. The ENHANCE pivotal study for the Eversense 365-day system completed enrollment, the last patient of the adult cohort completed the study, and we completed our analysis of the data. Based on this analysis, we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024 this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and our 365-day product was cleared for sale in the United States.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including 90-day Eversense, Eversense XL, Eversense E3, Eversense 365 and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”), of 8.5% utilizing two calibration points for Eversense across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”) application to the FDA to market Eversense in the United States for 90-day use. In June 2018, we received

PMA approval from the FDA for the Eversense system. In July 2018, we began distributing the 90-day Eversense system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense sensor.

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

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (iCGM) submission for the Eversense E3 system using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of the Eversense 365 System for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study and the last patient of the adult cohort completed the study in the third quarter of 2023. In November 2022, we submitted and in the first quarter of 2023 we received approval of an investigational device enrollment (“IDE”) for the enrollment of a pediatric cohort in the ENHANCE study. In 2023 the data gathered in the ENHANCE study supported the iCGM submission and in April 2024 Eversense was authorized to be marketed as an

iCGM through the FDA’s De Novo pathway, by establishing the special controls that will serve as a predicate device for 510(k) submissions in the future. Based on the analysis of the ENHANCE Pivotal study data, the decision was made to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024, this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and our 365-day product was cleared for sale in the United States. Ascensia began commercializing Eversense 365 in the United States during the fourth quarter of 2024.

In April 2024 and July 2024, Eon Care Services, LLC and Eon Management Services, LLC, (collectively “Eon Care”) were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with the Eon Care PCs, which are consolidated as VIEs. The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense system by providing convenient Eversense insertion and training services. The Company expects established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future. Eon Care operations are planned to fully commence by the end of 2024.

In July 2024, we began first-in-human testing for the Gemini system. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing will be utilized for an IDE submission anticipated in the second half of 2025.

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

In June 2022, we affixed the CE mark to the extended life Eversense E3 CGM system, and Ascensia began commercialization in European markets during the second half of 2022. We plan to submit for CE mark authorization of Eversense 365 in the first quarter of 2025.

Financial Overview

Revenue

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through a collaboration and commercialization agreement, third-party distributors outside the United States and to strategic fulfillment partners in the United States, who then resell the products to health care providers and patients, or directly to health care systems and health care providers. Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with our network of healthcare professionals and revenue is recognized when the product is consumed by a patient.

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

Under the consignment model, small quantities of inventory are held at healthcare provider locations to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. For the nine months ended September 30, 2024 and 2023, the Company derived 14.6% and 4.7% of total revenue, respectively from consignment sales.

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

Concentration of Revenue and Customers

For the three months ended September 30, 2024 and 2023, the Company derived 78% and 93%, respectively, of its total revenue from one customer, Ascensia. For the nine months ended September 30, 2024 and 2023, the Company derived 84% and 92%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$2,382	55.9%	$9,089	64.1%
Outside of the United States	1,881	44.1	5,086	35.9
Total	$4,263	100.0%	$14,175	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,930	64.5%	$7,885	54.9%
Outside of the United States	2,167	35.5	6,475	45.1
Total	$6,097	100.0%	$14,360	100.0%

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,		Period-to-
	2024	2023	Period Change

	(in thousands)		(in thousands)
Revenue, net	$955	$426	$529
Revenue, net - related parties	3,308	5,671	(2,363)
Total revenue	4,263	6,097	(1,834)
Cost of sales	8,314	4,925	3,389
Gross (loss) profit	(4,051)	1,172	(5,223)

Expenses:
Research and development expenses	10,546	12,769	(2,223)
Selling, general and administrative expenses	8,250	7,425	825
Operating loss	(22,847)	(19,022)	(3,825)
Other (expense) income, net:
Interest income	1,010	1,460	(450)
Exchange related loss, net	—	(4,569)	4,569
Interest expense	(2,133)	(2,425)	292
Gain on change in fair value of derivatives	—	438	(438)
Other (expense) income	(6)	15	(21)
Total other (expense) income, net	(1,129)	(5,081)	3,952
Net Loss	$(23,976)	$(24,103)	$127

Total revenue

Our total revenue decreased to $4.3 million for the three months ended September 30, 2024, compared to $6.1 million for the three months ended September 30, 2023, a decrease of $1.8 million. This reduction was due to the planned winddown of E3 inventory as we prepared to transition to the Eversense 365 CGM system.

Cost of sales and gross (loss) profit

Our cost of sales increased to $8.3 million for the three months ended September 30, 2024, compared to $4.9 million for the three months ended September 30, 2023 and our gross profit decreased to ($4.1) million for the three months ended September 30, 2024, compared to $1.2 million for the three months ended September 30, 2023. Gross profit as a percentage of revenue, or gross margin, was (95.0%) and 19.2% for the three months ended September 30, 2024, and September 30, 2023, respectively. The reduction in gross margin was primarily driven by $4.8 million in one-time charges as the result of the transition from Eversense E3 to Eversense 365. Product sales margins are largely consistent year over year when accounting for an increased revenue share from Ascensia.

Research and development expenses

Research and development expenses were $10.5 million for the three months ended September 30, 2024, compared to $12.8 million for the three months ended September 30, 2023, a decrease of $2.3 million. The decrease was primarily due to a $2.7 million decrease in clinical studies spend and a $0.3 million decrease in lab supplies as the Eversense 365 CGM system clinical trials and development efforts are largely complete. The decreases were partially offset by a $0.2 million increase in consultant costs including contract fabrication and a $0.6 million increase in personnel costs primarily from an increased headcount.

Selling, general and administrative expenses

Sales, general and administrative expenses were $8.3 million for the three months ended September 30, 2024, compared to $7.4 million for the three months ended September 30, 2023, an increase of $0.9 million. The increase was primarily due to a $0.7 million increase in personnel costs including stock-based compensation and a $0.2 million increase in third-party consultant costs.

Total other (expense) income, net

Total other (expense) income, net was ($1.1) million for the three months ended September 30, 2024, compared to other (expense) income, net of ($5.1) million for the three months ended September 30, 2023, an increase in other expense of $4.0 million. The change was due to a $4.6 million reduction in losses from the 2025 Notes exchange and a related $0.3 million decrease in debt interest expense. These gains were partially offset by a $0.5 million decrease in interest income and a $0.4 million decrease in the gain on change in the fair value of derivatives.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,		Period-to-
	2024	2023	Period Change

	(in thousands)
Revenue, net	$2,322	$1,176	$1,146
Revenue, net - related parties	11,853	13,184	(1,331)
Total revenue	14,175	14,360	(185)
Cost of sales	17,593	12,358	5,235
Gross (loss) profit	(3,418)	2,002	(5,420)

Expenses:
Research and development expenses	31,784	38,003	(6,219)
Selling, general and administrative expenses	25,369	22,598	2,771
Operating loss	(60,571)	(58,599)	(1,972)
Other (expense) income, net:
Interest income	3,584	3,879	(295)
Exchange related gain, net	—	14,207	(14,207)
Interest expense	(6,266)	(9,388)	3,122
Gain on change in fair value of derivatives	102	6,505	(6,403)
Other income	11	194	(183)
Total other (expense) income, net	(2,569)	15,397	(17,966)
Net Loss	$(63,140)	$(43,202)	$(19,938)

Total revenue

Our total revenue decreased to $14.2 million for the nine months ended September 30, 2024, compared to $14.4 million for the nine months ended September 30, 2023, a decrease of $0.2 million. This reduction was driven by sales projection adjustments made by Ascensia and the planned winddown as we prepared to transition to the Eversense 365 CGM system.

Cost of sales and gross (loss) profit

Our cost of sales were $17.6 million for the nine months ended September 30, 2024, compared to $12.4 million for the nine months ended September 30, 2023, an increase of $5.2 million. Our gross profit decreased to ($3.4) million for the nine months ended September 30, 2024, compared to $2.0 million for the nine months ended September 30, 2023. Gross profit as a percentage of revenue, or gross margin, was (24.1%) and 13.9% for the nine months ended September 30, 2024, and September 30, 2023, respectively. The reduction in gross margin was primarily driven by $4.8 million in one-time charges as the result of the transition from Eversense E3 to Eversense 365.

Research and development expenses

Research and development expenses were $31.8 million for the nine months ended September 30, 2024, compared to $38.0 million for the nine months ended September 30, 2023, a decrease of $6.2 million. The decrease was primarily due to a $9.5 million reduction of clinical studies spend along with $0.3 million reductions for clinical software and travel costs due to the completion of 365-day product trials. This decrease was partially offset by a $0.2 million increase in facilities costs from increasing the internal footprint of research and development, $0.3 million for consultants and other support services, and an increase in personnel costs of $3.1 million due to a higher headcount to support our development projects.

Selling, general and administrative expenses

Sales, general and administrative expenses were $25.4 million for the nine months ended September 30, 2024, compared to $22.6 million for the nine months ended September 30, 2023, an increase of $2.8 million. The increase was primarily due to a $1.3 million increase in personnel costs, a $1.1 million increase in legal and patent fees, and $0.6 million in third-party consulting fees and sales commissions. These increases were partially offset by a $0.2 million decrease in occupancy and insurance expenses.

Total other (expense) income, net

Total other (expense) income, net was ($2.6) million for the nine months ended September 30, 2024, compared to other income, net of $15.4 million for the nine months ended September 30, 2023, a decrease in other income of $18.0 million. The decrease in other income was primarily due to a $14.2 million reduction in exchange related gains, net, a $6.4 million reduction in gain on change in the fair value of derivaties driven by the decrease in our stock price, and a $0.5 million reduction in interest and other income. These decreases were partially offset by a $3.1 million reduction in interest expense primarily due to the exchanges of the PHC Notes and 2025 Notes.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net (loss) income of ($60.4) million and $142.1 million for the years ended December 31, 2023 and 2022, respectively. For the nine months ending September 30, 2024, the Company had gross profit of ($3.4) million and an accumulated deficit of $932.4 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of September 30, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $74.5 million.

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

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of September 30, 2024, the Company received approximately $4.2 million in net proceeds from the sale of 10,766,983 shares under the Equity Distribution Agreement.

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

On October 24, 2024, the Company entered into a securities purchase agreement with certain institutional investors to issue and sell (i) in a registered direct offering an aggregate of 45,714,286 shares of the Company’s common stock, $0.001 par value per share (the “RD Shares”) and (ii) in a concurrent private placement, warrants to purchase an aggregate of 45,714,286 shares of common stock (the “PP Warrants”). The combined purchase price of each RD Share and accompanying PP Warrant was $0.35 per share for total gross proceeds of $16.0 million. The RD Shares and the PP Warrants were immediately separable and were issued separately. The PP Warrants have an exercise price of $0.35 per share, are non-exercisable for the first six months after issuance and expire five years from the date of initial exercisability. The offering closed on October 28, 2024, and the Company received proceeds of approximately $15.0 million after payment of fees to the placement agent, but before payment of any additional expenses that will be incurred by the Company.

We do not expect our existing cash and cash equivalents will be sufficient to fund our operations and maintain cash and performance requirements to comply with debt covenants under its Loan and Security Agreement through the third quarter of 2025. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other strategic initiatives. Our ability to continue to fund our operations and meet capital needs will depend on our ability to successfully obtain funding from public or private debt and equity financings and other sources of capital, as further described below under “Funding Requirements and Outlook”.

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

The following table summarizes our outstanding convertible notes at September 30, 2024:

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

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Eversense 365-day product and other future products will require significant uses of working capital through 2024 and beyond. As of September 30, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $74.5 million.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(46,219)	$(55,096)
Net cash provided by (used in) investing activities	(14,828)	53,518
Net cash provided by financing activities	12,759	21,544
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,288)	$19,966

Net cash used in operating activities

Net cash used in operating activities was $46.2 million for the nine months ended September 30, 2024, and consisted of a net loss of $63.1 million, partially offset by a net change in operating assets and liabilities of $2.6 million, $7.1 million of stock-based compensation and $7.2 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $55.1 million for the nine months ended September 30, 2023, and consisted of a net loss of $43.2 million, $14.2 million net loss due to partial exchange of the 2025 Notes, a $6.5 million gain on change in the fair value of the 2025 Notes embedded derivative, a net change in operating assets and liabilities of $2.9 million (most notably increases in accounts receivable of $1.0 million and inventory of $2.5 million), partially offset by $5.1 million related to depreciation/amortization and other non-cash items and $6.7 million of stock-based compensation.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $14.8 million for the nine months ended September 30, 2024 and consisted of $58.0 million in purchase of marketable securities and $2.2 million of capital expenditures, offset by $45.4 million in proceeds from the sale and maturity of marketable securities.

Net cash provided by investing activities was $53.5 million for the nine months ended September 30, 2023, and consisted of $122.2 million in proceeds from the sale and maturity of marketable securities partially offset by $68.5 million in purchase of marketable securities and $0.2 million in purchase of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $12.8 million for the nine months ended September 30, 2024, and primarily consisted of $10.0 million in proceeds from the Tranche 2 Loan and $3.8 million in proceeds from the issuance of common stock, net offset by $1.0 million from taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $21.5 million for the nine months ended September 30, 2023, and primarily consisted of $7.4 million in proceeds from issuance of common stock and $14.7 million in proceeds from the issuance of PHC Purchase Warrants, and $24.5 million in proceeds from the issuance of the Loan and Security Agreement, partially offset by $15.7 million for the repayment of the 2023 Notes, $7.5 million for the partial repayment of the 2025 Notes, $1.6 million related to the settlement of equity awards, and $0.2 million for debt issuance costs.

Contractual Obligations

As of September 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party and on September 30, 2024 the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan and Ascensia, on October 30, 2024 we filed a joint motion to join the Inter Partes Review as well as similar Inter Partes Review challenges to these patents. The Company intends to vigorously defend this matter.

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

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of CGM sensors and CGM systems, as well as methods for continuous glucose monitoring. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our CGM sensors or CGM systems infringes one or more claims of their patents. For example, as noted above, in May 2024, we were served with a complaint by Cellspin Soft, Inc., a non-practicing entity, filed against us in the United States District Court for the Eastern District of Texas, alleging that we infringe certain patents owned by it and seeking unspecified damages. We note that the validity of all three patents-in-suit is currently being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office, where the Patent Trial and Appeal Board instituted a review which the Company has joined. We are further reviewing the allegations, and intend to vigorously defend this matter, however, the outcome of any litigation, such as this, is inherently unpredictable.

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

Our unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared assuming the Company will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2024, we had unrestricted cash, cash equivalents and marketable securities of $74.5 million consisting of cash and investments in highly liquid U.S. money market funds. Subsequent to September 30, 2024, we raised additional proceeds of approximately $15.0 million before expenses incurred by the Company in a registered direct offering of the Company’s common stock and concurrent private placement of warrants to purchase shares of the Company’s common stock. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended September 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

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

10.1

Securities Purchase Agreement dated October 24, 2024 between Senseonics Holdings, Inc. and the purchasers party thereto. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-37717), filed with the Commission on October 28, 2024).

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

SENSEONICS HOLDINGS, INC.

Date: November 7, 2024	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)