Form 10-K
period 2024-12-31
Senseonics Holdings, Inc.
filed 2025-03-03
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 __________________________________________

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

As of June 28, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $206.8 million based on the closing price of $0.40 per share as reported by the NYSE American on such date.

As of February 24, 2025, 651,850,834 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

●	the success of our collaboration and commercialization agreement with Ascensia Diabetes Care Holdings AG (“Ascensia”);
●	the timing of product launches;
●	the clinical utility of Eversense;
●	our ability to develop future generations of Eversense;
●	our ability to service our outstanding indebtedness;
●	the timing and availability of data from our clinical trials;
●	the timing of our planned regulatory filings and potential regulatory approvals and CE Certificates of Conformity;
●	our future development priorities;
●	our ability to obtain adequate reimbursement and third-party payor coverage for Eversense;
●	the purchasing patterns of our customers, including as a result of seasonality, which may be impacted by the timing and use of deductibles and out-of-pocket expense limits;
●	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to comply with applicable regulatory requirements;
●	our ability to maintain our intellectual property position;
●	our estimates regarding the size of, and future growth in, the market for continuous glucose monitoring systems;
●	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
●	our estimates regarding our future expenses and needs for additional financing.

Forward-looking statements are based on our management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and our management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to "the Company," "we," "our," "ours," "us" or similar terms refer to Senseonics Holdings, Inc. and its subsidiaries. "Senseonics," the Senseonics logo, Eversense, Eversense E3 and Eversense 365 continuous glucose monitoring and other trademarks or service marks of Senseonics Holdings, Inc. appearing in this Annual Report are the property of Senseonics Holdings, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a commercial-stage medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable continuous glucose monitoring (“CGM”) system (“Eversense”), including Eversense E3 and Eversense 365 CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to twelve months in the case of Eversense 365 and six months in the case of Eversense E3, as compared to seven to 14 days for non-implantable CGM systems. In September 2024, the 365-day extended life Eversense E3 CGM system was approved by the FDA and Ascensia began commercializing Eversense 365 in the fourth quarter of 2024. In June 2022, we affixed the CE mark to the Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022.

Prior to the commercialization of the current Eversense systems, we sold Eversense system measuring glucose levels for up to 180 days in the United States and prior to that 90 days in both the United States and select European markets. In September 2017, we affixed the CE mark to the Eversense XL CGM system to be sold in select markets in Europe and the Middle East. In June 2018, we obtained FDA approval for the 90-day Eversense CGM system for distribution throughout the United States. In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for the 90-day Eversense system. With this approval and the availability of a new app in December 2019, the Eversense system can now be used as a therapeutic CGM in the United States to replace fingerstick blood glucose measurement to make treatment decisions, including insulin dosing.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including Eversense E3, Eversense 365 and future generation products. Our future generation products in development are our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

As described in detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Commercialization Agreement”), with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. While Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and first level customer support, we remain responsible for product development and manufacturing, including regulatory submissions, approvals, conformity assessment and requests for CE Certificates of Conformity and registrations and second level customer support.

Significant Recent Developments

Global Commercialization of Eversense CGM Systems

In September 2024, the FDA approved the Eversense 365 CGM system for marketing and sale in the U.S. As described in this report, Ascensia has the exclusive right to distribute the Company’s Eversense system worldwide for people with diabetes. Ascensia began commercializing Eversense 365 in the U.S. in October 2024. Prior to that, Ascensia commercialized the Eversense E3 CGM system which was approved by the FDA in February 2022. In June 2022, we affixed the CE mark to the Eversense E3 CGM system, and Ascensia began commercialization in all European Economic Area (“EEA”) markets during the third and fourth quarters of 2022.

In connection with the launch of Eversense 365, Ascensia and the Company initiated a new direct to consumer U.S. marketing campaign on social and digital media platforms. ‘The One Year. One CGM.’ campaign expanded market awareness of the Eversense 365 system's unique benefits among people with diabetes and healthcare professionals. ‘The One Year. One CGM’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense 365 provides a differentiated CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life. Following the launch of Eversense 365, the Company has experienced higher direct-to-consumer leads compared to pre-launch months, higher patient shipments in December 2024 compared to any previous month in company history, an increase in the number of new prescribers and prescriptions, and an increase in new patients.

The continued success of the commercial launch of the Eversense globally will continue to depend on several factors such as: (1) growing the installed base of users, (2) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense system, (3) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (4) educating patients and prescribers regarding the product and its benefits relative to legacy products, (5) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (6) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from six month to one year coverage, (7) more effective tender participation outside the U.S. and (8) Ascensia’s continued organizational development of its sales and marketing capabilities related to CGM.

In July 2024, we began first-in-human testing for the Gemini system. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing will be utilized for an investigational device exemption (“IDE”) submission anticipated in the second half of 2025.

In April 2024 and July 2024, Eon Care Services, LLC and Eon Management Services, LLC, were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with several professional corporations (“Eon Care PCs”), which are consolidated as variable interest entities (“VIEs”). The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense system by providing convenient Eversense insertion and training services. The Company expects established CPT codes associated with Eversense insertions to support this initiative in the future.

In November 2022, we announced a collaboration with the Nurse Practitioner Group (“NPG”) designed to expand U.S. patient access to Eversense by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in approximately 30 states. Under the agreement between Senseonics and NPG, NPG providers will be certified to perform Eversense procedures in the specified geographies and will offer its services for patients who have been prescribed Eversense. During 2023, we expanded the inserter network by setting up Eversense procedure capabilities in additional select geographic areas. In October 2024, we acquired the sensor insertion network assets of NPG to begin transitioning nurse practitioners to our Eon Care subsidiaries in order to further expand patient access and convenience.

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

In November 2019, the Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expanded access to our product. In November 2022, the Centers for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updated the payment amounts for the three CPT© Category III codes to account for the longer 6-

month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors (“MAC”) expansions became effective in 2024. CMS provided G-codes to enable immediate access to Eversense 365 for all eligible Medicare beneficiaries. We have been working with payors to transition their policies to Eversense 365 and have confirmed immediate coverage policy transition from select payors.

We are headquartered in Germantown, Maryland. The members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Abbott Diabetes Care and Medtronic. Members of our team have contributed to the development, regulatory approval and commercialization of several glucose monitoring systems and insulin pumps.

Commercial Strategy

We primarily sell directly to our network of distributors, strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. Sales of the Eversense 365 and E3 CGM system and future products are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We prioritize and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

Addressing reimbursement and access barriers is a top priority for us. We have reached approximately 300 million covered lives in the U.S. through positive insurance payor coverage decisions including UnitedHealthcare, the largest healthcare insurance company in the U.S. In efforts to address these priorities, Ascensia, in consultation with us, initiated the Patient Assistance and Simple Savings (“PASS”) program to provide financial assistance for patients adopting Eversense. Additionally, as discussed above, we recently announced the acquisition of the insertion network assets of NPG to continue to expand U.S. patient access to the Eversense System by providing additional convenient in-office and at-home sensor insertion options utilizing the insertor network currently in approximately 30 states.

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense Sensor Pack containing the sensor, insertion tool, and adhesive patches, the Eversense Smart Transmitter Pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

Collaboration and Commercialization Agreement with Ascensia Diabetes Care Holdings AG

On August 9, 2020, we entered into a Commercialization Agreement with Ascensia pursuant to which we have granted Ascensia the exclusive right to distribute the Eversense CGM system worldwide for use in people with diabetes. Ascensia receives a portion of net revenue at specified tiered percentages ranging from the mid-teens to the mid-forties based on levels of global net revenues. Ascensia is obligated to achieve specified minimum annual revenue targets and meet specified levels of sales and marketing spend. Ascensia purchases Eversense products from us at prices which have been negotiated based on parameters set forth in the commercialization agreement. We are responsible for product development and manufacturing, including regulatory submissions, approvals, certifications and registrations and second level customer support, and Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Clinical Development and Regulatory Pathway

Overview

We conduct pivotal trials, primarily in the United States, to gather the data that supports submission to the FDA as a Premarket Approval (“PMA”) application, PMA supplement or 510(k) submission and to our Notified Body for issue of a CE Certificate of Conformity allowing us to commercialize our products.

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

In the trial, we observed performance matching that of the 90-day Eversense system available in the United States, with MARD of 8.5%-9.6%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to 180 days. Following the results of the PROMISE trial, on September 30, 2020, a Premarket Approval Application Supplement, or PMA supplement to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA.

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

ENHANCE Trial

In March 2022, we began enrollment for the U.S. 365-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to one year using the methods described above for the 90-day and 180-day systems. Over 165 adult subjects were inserted with Eversense systems in four centers across the United States. In mid-2023, the data gathered in this trial were used to submit an application to the FDA for the integrated continuous glucose monitoring (“iCGM”) designation. The iCGM designation will enable our ability to integrate with insulin delivery devices like pens and pumps to create systems that would use Eversense for autonomous control and we received approval in April 2024. In 2022, we submitted and received approval for an IDE for an extension of the trial to allow for pediatric patients and we began enrolling patients in the first half of 2023. The ENHANCE pivotal study for the Eversense 365-day system has been fully enrolled, the last patient of the adult cohort completed the study, and we completed analysis of the data. Based on this analysis we determined to advance the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024 this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and our 365-day product was cleared for sale in the United States. In February 2025, the data supported the Eversense 365-day product CE Mark submission in compliance with the EU Medical Device Regulation (MDR) and, upon approval, would enable the commercialization of Eversense 365 in European Union (EU) member countries.

Our Technology

Eversense consists of three primary components: a small sensor inserted subcutaneously under the skin by a healthcare provider; an external removable smart transmitter that receives, assesses and relays data from the sensor and provides vibratory alerts; and a mobile app that receives data from the transmitter and provides real-time glucose readings, alerts and other data on the person's mobile device. All of these components work together to provide sensor glucose values, trends and alerts to a user's mobile device within 20 milliseconds. We have designed this reliable, long-term and implantable CGM system to continually and accurately measure a person's glucose levels for up to one year. Eversense 365 requires once weekly fingerstick calibrations after day 13. In June 2019, we received FDA approval for the non-adjunctive indication for the Eversense system. With this approval, the Eversense system can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for dosing decisions.

We believe our implantable CGM system offers the following advantages to support the management of diabetes:

●	Duration: Longest available sensor duration at up to one year.
●	Convenience: Our Eversense CGM system supports the patient’s lifestyle; the smart transmitter can be removed and replaced without disturbing the sensor, strong but gentle-on-skin adhesive patches, wireless communication to patient’s mobile device or Apple Watch ®, including readings every five minutes whether the patient has their mobile device or not, remote monitoring that can be shared friends, family, and health care providers, and tracking of meals and workouts for further diabetes treatment management.
●	Accuracy: Exceptional accuracy particularly in the low glucose range throughout the sensor life.
●	Vibe Alerts: Added safety of an on-body vibration alert when low or high glucose threshold is reached, or importantly before low or high threshold is reached, even when the mobile device is not nearby.
●	Continuous Support: Patient and healthcare provider hotline support 24/7.

Sensor

The sensor is approved and CE marked to be inserted under the skin, in the upper arm, and measures the glucose in the interstitial fluid. These glucose levels are then communicated wirelessly to the smart transmitter. We have designed the sensor to last up to one year, as compared to other currently available CGM sensors labeled for use for between seven and 14 days.

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

Smart Transmitter

The removable smart transmitter is a rechargeable, external device that is worn over the sensor implantation site using a daily adhesive patch. The transmitter supplies wireless power to the sensor through an inductive NFC link, which activates a measurement sequence every five minutes. The transmitter then receives data from the sensor and calculates glucose concentrations and trends. Based on these calculations and on the user's individual settings for glucose levels, the transmitter determines if an alert condition exists, in which case the transmitter communicates the condition to the user through the mobile app and through on-body vibration. The information from the transmitter is also transmitted for display to the user's mobile device via Bluetooth Low-Energy (“BLE”). Our transmitter is functional for at least 24 hours following a full charge and can be fully charged in approximately fifteen minutes.

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

We are focusing our future development efforts on enhancing current product offerings by incorporating first a power source and then Bluetooth in the sensor to remove the need for an on-body component of our system. We are performing feasibility studies with our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are also developing our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as oxygen, and the company may consider opportunities for the development or out-licensing of such applications.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst people with diabetes and their healthcare providers with our commercial partner Ascensia.

As described above, we are party to a commercialization agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute our Eversense CGM system worldwide for use in people with diabetes, with certain exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for Eversense on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities during the second quarter of 2021.

As a result of our strategic partnership, Ascensia is responsible for sales, marketing, market access, patient and provider onboarding and level one customer support. We have established a joint alliance committee and joint marketing committee, each with equal representation from each party, in order to collaborate.

Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure. In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients. In 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist (“CES”) network. This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist. In 2022, we announced a collaboration with NPG designed to expand U.S. patient access to Eversense by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in approximately 30 states. In October 2024, we acquired the sensor insertion network assets of NPG to begin transitioning nurse practitioners to our Eon Care subsidiaries. We will continue to expand the inserter network by setting up Eversense procedure capabilities in additional select geographic areas.

As people with diabetes often consult with their healthcare providers about treatment options, we believe that educating healthcare providers regarding the benefits of Eversense compared to SMBG and other currently available CGM systems is an important step in promoting its use in people with diabetes. Our United States and European experience indicate healthcare providers highly value the accuracy and sensor duration of our CGM system and the majority of physicians surveyed considered the insertion process to be fairly simple or feasible. We intend to continue educating healthcare providers and people with diabetes on the advantages of Eversense compared to SMBG and other currently available CGM systems.

In October 2024, Ascensia and the Company launched a new direct to consumer U.S. marketing campaign on social and digital media platforms. ‘The One Year. One CGM.’ campaign expanded market awareness of the Eversense 365 system's unique benefits among people with diabetes and healthcare professionals. ‘The One Year. One CGM’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense 365 provides a differentiated CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life. Following the launch of Eversense 365 in October 2024, the Company has experienced higher direct-to-consumer leads compared to pre-launch months, higher patient shipments in December 2024 compared to any previous month in company history, an increase in the number of new prescribers and prescriptions, and an increase in new patients.

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and more recently by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 300 million people in the United States may have coverage and access to Eversense via commercial (for example, UnitedHealthcare) or government (for example, Medicare) payors.

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

Dexcom has also received the first FDA iCGM indication allowing its Dexcom G6 and G7 to be interoperable with other diabetes tech devices such as insulin pumps. As the industry evolves, we anticipate encountering increasing competition from companies that integrate CGM with insulin pumps. Abbott has also received an iCGM indication for its Freestyle Libre 2 and 3 products and we expect all other CGM companies to pursue an iCGM indication including Medtronic.

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

Seasonality

We anticipate that the revenue generated from our product sales will vary from quarter to quarter as we continue to commercialize Eversense. This variation is influenced by annual insurance deductible limits and out-of-pocket costs associated with some health insurance plans and government insurance programs providing coverage to Eversense and the utilization of patient assistance programs to offset those costs. This variation is also influenced by our distributor’s reductions of inventory of our products in the first quarter and the timing of Ascensia’s purchases in accordance with minimum purchase requirements under our distribution agreement. Specifically, our revenues are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year.

For additional information, refer to “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K, including the risk factor entitled “Our product revenue is subject to seasonal variation”.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of December 31, 2024, we held a total of approximately 482 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 111 issued United States patents, 194 patents issued in countries outside the United States and 177 pending patent applications worldwide. Our patents expire between 2025 and 2043, subject to any patent term extensions or adjustments that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2044, subject to any patent term extensions or adjustments that may be available for such patents.

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

Trademarks

We have 14 U.S. trademark registrations and 133 foreign trademark registrations, as well as one pending foreign trademark application.

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

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed Current Good Manufacturing Practice (“cGMP”) requirements, as set forth in the Quality System Regulation, or QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance regulations, including medical device reporting (“MDR”) requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

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

On May 26, 2021, Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, or MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, (“GSPRs”) set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Health Insurance Portability and Accountability Act of 1996 and Other Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Personal Information

We are subject to certain data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Civil Monetary Penalties Law

In addition to the federal Anti-Kickback Statute and the civil and criminal false claims laws, including the federal False Claims Act, the federal government has the authority to seek civil monetary penalties (“CMPs”) assessments, and exclusion against an individual or entity based on a wide variety of prohibited conduct. For example, the Civil Monetary Penalties Law authorizes the imposition of substantial CMPs against an entity that engages in activities including, but not limited to: (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. Noncompliance can result in significant civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

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

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws, false claims laws, some of which apply regardless of source of payment and do not have the same exceptions as the federal laws, as well as professional fee-splitting laws. We believe that we are in conformance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

State Corporate Practice of Medicine Restrictions

Our consolidated financial statements include our subsidiaries and VIEs. Through the administrative agreements with the Eon Care PCs, our medical affiliates, we have exclusive authority over all non-medical decisions related to their ongoing business operations. Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions of physicians. These laws are generally referred to as corporate practice of medicine laws. These state laws and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to pay significant fines and restructure our contractual and other arrangements. In addition, any physician who participates in an arrangement that violates a state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.

Outside the United States, interactions between medical device companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.

Healthcare and Regulatory Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example, in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the PPACA.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the UK left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The UK and the European Union have signed an EU-UK Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. The TCA does not, however, specifically address medical devices. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods, including the Medical Device Regulation.

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

The UK government plans on introducing new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation is also anticipated to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2025, following a six-month implementation period.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

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

Employees and Human Capital Resources

We believe that our future success depends upon our continued ability to attract and retain highly skilled and qualified employees who share in our mission to transform lives in the global diabetes community with differentiated, long-term implantable glucose monitoring technology. As of December 31, 2024, we had 117 full-time employees, of whom over half hold Ph.D., M.D., master’s degree, or other post-graduate degrees, and all of whom are in the United States. Most employees are in Operations and Research and Development positions aligned with our corporate focus of designing, developing and manufacturing glucose monitoring products. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture

Employee engagement is always important to us, and improving our employee engagement with a remote, in-person and hybrid workforce remained a strategic imperative for us in 2024. We are committed to maintaining a flexible working environment for our employees, however, this requires an intentional focus to build communications and connections in the workplace. Throughout the year, we employed initiatives and communications to attach our employees to our company mission, vision, and values. Our values define the behaviors of our existing employees, and the new hires that we welcomed to our organization during 2024:

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

We utilize a human resource software which collects weekly employee feedback on work experience, culture, communications, interaction with their managers and other topics enabling us to react and address real time feedback. This software is an excellent tool to help monitor our culture at the organizational level, as well as the individual manager level. This feedback allows us to evaluate our initiatives and the reactions of our employees to successes and challenges in the organization. We leverage this platform to distribute surveys on specific topics, which demonstrates our commitment to hearing the voice of our employees and creating an inclusive environment. This software also provides opportunities for peer-to-peer recognition and valuable insights for managers to better lead their teams. We also conduct company calls at least once month to update all employees on progress towards our company objectives, initiatives, what is happening in various departments, customer feedback and to celebrate employee achievements and company milestones. In addition, we conduct regular employee engagement events to recognize the value of our employees and their contributions.

Employee Health & Wellbeing

We are committed to the health and safety of our employees and have safety training programs that ensure our workforce knows how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have minimal accident and injury rates. In 2022, we launched a platform to improve harassment training efforts, and we continued this training in 2024. We also expanded our wellness program “A Healthier You” in 2024. This program focuses on three pillars: financial, physical, and workplace wellness. Each pillar is supported by specific tools and resources to educate and reinforce the importance of wellness. This program includes a stipend to further support healthy behaviors and to demonstrate our commitment to employee well-being. In 2024, we created a Wellness Committee to engage interested employees and help deliver the initiatives. We created special interest groups, such as healthy eating and fitness activities, plus we delivered a weekly newsletter to emphasize the importance of regular healthy habits and to increase mental health awareness.

Organizational Development

We are committed to attracting, developing, and retaining employees by promoting an environment to continuously develop and learn. As part of our performance management process, all levels of employees are formally required to meet with their managers at least quarterly to receive feedback on their established objectives, identify opportunities for skill development, discuss opportunities to support their career goals, and reflect on how their behaviors demonstrate our corporate values. The executive team meets routinely to discuss key initiatives for strategic, operational, and organizational planning. Many of these meetings were focused on organizational development including reviewing demographic data and employment engagement data to better understand our employee profiles and address their specific needs. We continued to celebrate our revised technical leadership pathway with an awards program to recognize and reward our 2024 patent inventors. We continue to encourage professional certification and continuing education by reimbursement for professional certification classes, testing, maintenance, and tuition reimbursement of up to $5,250 annually. During 2024, we enhanced our focus on the development of and investment in our key leaders within the organization by offering a Manager Training Program for our managers and director level employees. We regularly engage in development conversations with our managers and directors regularly to reinforce best practices and ensure effective performance management.

Inclusion in the Workplace

As stated in our company values, our success thrives on the diversity of backgrounds, knowledge, skills, ideas, and capabilities within our workforce. We deeply respect each other and trust the diversity we have. With over half of our employees representing diverse ethnicities, we aspire to promote a diverse and inclusive culture that reflects the diversity of the customers we serve and fosters an environment where all employees feel welcomed, respected, and valued.

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

In connection with the acquisition of Senseonics, Incorporated, we reincorporated in Delaware and changed our name to Senseonics Holdings, Inc. in 1996. Upon the closing of the acquisition, Senseonics, Incorporated merged with a wholly owned subsidiary of ours formed solely for that purpose and became our wholly owned subsidiary. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	We expect that a substantial majority of our future revenue will result from our Commercialization Agreement with Ascensia. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researchers and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.
●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA and other foreign regulatory clearance, certification, or approval processes are expensive, time-consuming and uncertain, and the failure to maintain required regulatory clearances, certifications and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	We have partnerships with companies such as NPG and directly contract with healthcare professionals to establish broad inserter networks and as the number of insertions increase so does our reliance on these partners. If NPG or other partners fail to perform satisfactorily under these agreements our commercialization efforts and financial results would be directly and adversely affected.
●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	Due to our recurring losses and uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, there is substantial doubt about our ability to continue as a going concern.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.
●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory authorities, among others. Failure to comply with applicable laws and regulations should harm our business and we may incur significant expenditures related to compliance efforts.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs to our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Holders of debt instruments may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $(78.6) million and $(60.4) million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $947.9 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States, select markets in Europe, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, gain regulatory approval or certification in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable from operations and do not expect to be profitable for at least the next several years. We expect to make significant investments in product development as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

Our Commercialization Agreement with Ascensia to market Eversense may not be successful.

We have a Commercialization Agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to certain exceptions. Pursuant to this agreement, our future success will be dependent on Ascensia effectively marketing and selling Eversense. We expect that the substantial majority of our future revenue will come pursuant to this agreement. Prior to our Commercialization Agreement with Ascensia, Ascensia had limited experience with marketing durable medical equipment and no experience marketing CGM systems. In order to strengthen commercial execution, Ascensia has recently established an independent dedicated business unit responsible for commercializing Eversense, which reports directly to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), and Ascensia has engaged a new president of CGM to lead that business unit. However, there can be no assurance that these efforts will be successful. If Ascensia fails to perform satisfactorily under this agreement, including among other things if they are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.

The Commercialization Agreement is terminable by Ascensia under a number of circumstances, including if we undergo a change of control. The agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets described above, then we will only have the right to convert Ascensia’s exclusive rights to nonexclusive rights, which may make it difficult for us to successfully engage with another commercial partner. The agreement is also terminable by either party if the other party undergoes bankruptcy, dissolution or winding up.

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

Foreign governmental regulations have become increasingly stringent and more extensive, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and civil or criminal sanctions. In some jurisdictions, such as Germany, any violation of a law related to medical devices is also considered to be a violation of the unfair competition law. In such cases, governmental authorities, our competitors and business or consumer associations may then file lawsuits to prohibit us from commercializing Eversense in such jurisdictions. Our competitors may also sue us for damages. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on our business, financial condition and operating results.

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

In addition, Eversense may be perceived by people with diabetes, their caregivers or healthcare providers to be more complicated or less effective than traditional monitoring methodologies, including SMBG or CGM systems which may require less calibration, and people may be unwilling to change their current regimens.

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

We do not have any manufacturing facilities or direct manufacturing personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of Eversense for commercial sale and development of future CGM products. Our business strategy depends on our third-party manufacturers' ability to manufacture Eversense in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our reliance on the manufacturing capabilities of our third-party manufacturers, including:

●	quality or reliability defects in Eversense;
●	inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
●	failure to increase production of Eversense to meet demand;
●	inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;
●	difficulty identifying and qualifying alternative manufacturers in a timely manner;
●	inability to establish agreements with current or future third-party manufacturers or to do so on acceptable terms; or
●	potential damage to, disruption of or destruction of our manufacturers' equipment or facilities, including their information technology systems.

These risks are likely to be exacerbated by our limited experience with Eversense and its manufacturing process. As demand for our products increases, our third-party suppliers will need to invest additional resources to purchase components, hire and train employees, and enhance their manufacturing processes. If our manufacturers fail to increase production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. Further, we may be required to fund capital investments at our third-party suppliers to support increased production capacity. In addition, although we expect some of our future versions of Eversense to share product features and components with our current Eversense versions, manufacturing future versions of Eversense may require the modification of production lines, the identification of new manufacturers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these future versions of Eversense commercially viable.

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

Private insurance companies and other private third-party payors set payor-specific reimbursement policies. The extent of coverage and the rate of reimbursement vary on a payor-by-payor basis. Most of the largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. These policies include varied coverage requirements regarding patient condition and characteristics. Many of these coverage policies reimburse for CGM systems under durable medical equipment benefits, which are restrictive in nature and require the healthcare provider or supplier to comply with extensive documentation and other requirements. In addition, those third-party payors that cover CGM products may and have included limitations as to the patient conditions and characteristics eligible for coverage and may adopt different coverage and reimbursement policies for our products, which could also diminish payments for Eversense. It is possible that some third-party payors will not offer any coverage for our products. Even if favorable coverage and reimbursement status is attained for Eversense, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Moreover, in the EU some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It is now in effect as of January 12, 2025, although its implementation is phased.

In April 2022, as a part of commercialization efforts, our partner Ascensia implemented the PASS program designed to enhance affordability and access to Eversense for patients who do not have insurance coverage for Eversense, or whose insurance is denied or is insufficient. The program’s design being ineffective, or a lack of a patient assistance program could adversely impact the sales of Eversense and, consequently, our net revenues. In addition, we may not be able to recognize a substantial portion of the revenue related to Eversense insertions for the patients participating in these access programs. The amount of time required to obtain favorable coverage and reimbursement decisions, including navigating the appeals process with third-party payors, is uncertain, and we may see increased product utilization without corresponding recognized revenue. Our operating results may be adversely impacted if we are unable to obtain successful appeals or favorable coverage decisions by insurance providers, or if there are not effective patient access programs in place.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the monitoring and management of diabetes that offer distinct features, have a longer duration than available alternatives, are easy-to-use, receive adequate coverage and reimbursement from third-party payors, include essential safety features and are more appealing than available alternatives. Our primary competitors, as well as a number of other companies, medical researchers and existing medical device companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. For example, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes, which, if successful, could render glucose monitoring devices, like Eversense, obsolete. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete altogether, which would significantly reduce our potential sales.

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

Our estimates of the size and future growth in the market for CGM systems and CGM-related products, including the number of people currently managing their diabetes with insulin who may benefit from and be amenable to using Eversense, are based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using CGM systems and our belief that the incidence of diabetes in the United States and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for CGM systems and CGM related products and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of diabetes, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our CGM systems may prove to be incorrect. If the actual number of people with diabetes who would benefit from Eversense and the size and future growth in the market for Eversense is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

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

Based on our experience, complications from the use of Eversense may include sensor errors, sensor failures or skin irritation under the adhesive dressing of the transmitter. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated side-effects result from the use of Eversense or future versions of Eversense, we could be subject to liability and our systems would not be widely adopted. Additionally, we have limited clinical experience with repeated use of our CGM system in the same patient or the same insertion site. We cannot assure you that long-term use would not result in unanticipated complications, even after the device is removed.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions,

including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability, due to reasons including, among other things, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures.

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

Our product revenue is subject to seasonal variation

Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily due to the annual reset of health insurance plan deductibles that occur at the beginning of the insurance plan year and the utilization of patient assistance programs to offset those costs and our distributors reductions of inventory of our products in the first quarter. The seasonal variance is has also been impacted by the timing of Ascensia’s purchases in accordance with minimum purchase requirements under our distribution agreement. As a result, our distributors typically end the calendar year with higher levels of inventory than at the end of the first quarter of the following year. As a result, our net sales are typically lower in the first quarter of the year than would otherwise have been the case as a result of the reduction of product inventory at our distributors. Many health insurance plans and government insurance programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for a large portion of medical products and services until such deductibles and annual out-of-pocket cost limits are met. As a result of these factors, patients may delay medical expenses or find cheaper alternatives until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for Eversense as a result of the foregoing factors or otherwise, can adversely affect our business, operating results and financial condition.

Covenants under the Loan and Security Agreement may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

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

We incur some of our expenses and derive revenues from the Eversense system in currencies other than the U.S. dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Therefore, for example, an increase in the value of the U.S. dollar against the euro or the British pound could have a negative impact on our revenue and earnings growth as euro and British pound revenue and earnings, if any, are translated into U.S. dollars at a reduced value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our management concluded that our recurring losses from operations, existing unrestricted cash, cash equivalents and marketable securities, anticipated debt repayments, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. As of December 31, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $74.6 million consisting of cash and investments in highly liquid U.S. money market funds. On October 28, 2024, we raised additional proceeds of approximately $14.8 million before expenses incurred by the Company in a registered direct offering of the Company’s common stock and concurrent private placement of warrants to purchase shares of the Company’s common stock. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. There can be no assurance that we will be successful in raising additional capital or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, and substantial doubt exists about our ability to continue as a going concern. If we are unable to generate to secure additional capital on acceptable terms or at all, we may be required to significantly reduce or cease our operations, which could result in the loss to investors of their investment in our securities.

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

We may need to expand our development and regulatory capabilities and our marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 117 full-time employees. As our commercialization progresses, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, and marketing. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2024, we held a total of approximately 482 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 111 issued United States patents, 194 patents issued in countries outside the United States, and 177 pending patent applications worldwide. Our patents expire between 2025 and 2043, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2044, subject to any patent term extensions or adjustments that may be available for such patents. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have 14 U.S. trademark registrations and 133 foreign trademark registrations, as well as one pending foreign trademark application.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. and foreign patents as well as various pending U.S. and foreign patent applications relate to the structure and operation of our CGM sensor and CGM systems, which are important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not provide us with any meaningful commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

We rely on our trademarks and trade names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. For example, we have one pending foreign application for the "Eversense Now" trademark relating to our mobile application. We cannot assure you that our trademark applications will be approved in a timely manner or at all. Third parties also may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of CGM sensors and CGM systems, as well as methods for continuous glucose monitoring. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our CGM sensors or CGM systems infringes one or more claims of their patents. For example, as noted in Item 3: Legal Proceedings, in May 2024, we were served with a complaint by Cellspin Soft, Inc., a non-practicing entity, filed against us in the United States District Court for the Eastern District of Texas, alleging that we infringe on certain patents owned by it and seeking unspecified damages. We note that the validity of all three patents-in-suit is currently being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office, where the Patent Trial and Appeal Board instituted a review which the Company has joined. On February 5, 2025, the court issued an order staying the complaint pending resolution of the Inter Partes Review. We are further reviewing the allegations, and intend to vigorously defend this matter, however, the outcome of any litigation, such as this, is inherently unpredictable.

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

Many of our employees were previously employed at other medical device companies, including those that are our direct competitors or could potentially be our direct competitors. In some cases, those employees joined our company recently. We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we may in the future be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we successfully defend against these claims, litigation could cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize Eversense or future versions of Eversense, which could have an adverse effect on our business, financial condition and operating results.

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

We are subject to broadly applicable federal, state, and foreign healthcare laws, including health care fraud and abuse and health information privacy and security laws, which could adversely impact our business. Such healthcare laws applicable to our operations include:

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
●	federal "sunshine" requirements imposed by the PPACA, on device manufacturers regarding the annual reporting to CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Failure to timely submit required information may result in significant civil monetary penalties;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state fee-splitting laws, and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA;
●	state corporate practice of medicine laws, which prohibit business entities from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions of physicians. In addition, any physician who participates in an arrangement that violates a state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine; and
●	equivalent foreign legislation and requirements including in relation to interactions between medical devices companies and healthcare professionals, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment

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

Our activities, including our research, sales and marketing, and patient reimbursement support activities, and relationships with Eon Care PCs, may be subject to scrutiny under these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including significant civil, criminal, and administrative penalties, damages, fines, disgorgement of profits, imprisonment, exclusion from governmental health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, would be costly and time-consuming. In addition, if our affiliated physicians are found to have violated these laws, they could also be subject to significant fines and other sanctions through professional licensure proceedings.

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

The collection and use of personal health data in the EEA and the UK is governed by the EU and UK GDPR (collectively, GDPR). The GDPR applies to the processing of personal data by any company established in the EEA or UK and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA or UK. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States. In the ordinary course of business, we transfer personal data from the EEA and UK or other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK or other jurisdictions to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions have adopted and may adopt stringent data localization and cross-border data transfer laws.

In addition to data privacy and security laws, we are contractually subject to certain industry standards adopted by industry groups and, we are, and may become subject in the future, to additional such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We publish privacy policies, whitepapers and other statements concerning data privacy and security. Regulations in the United States are increasingly scrutinizing these statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot providers. These practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Obligations related to data privacy and security (and consumers’ expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which has in the past and may in the future necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

If we or our parties on which we rely fail to comply or are alleged to have failed to comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third-parties and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties upon whom we rely on experience a security incident or other interruption, as they have in the past, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security incidents, and have in the past. Certain data privacy and security obligations have required us to implement and maintain specific security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Eversense is currently labeled as non-adjunctive; however, once weekly fingerstick calibrations are still required. We have no control over whether patients adhere to labeling instructions and confirm blood glucose levels to ensure calibration with Eversense. If a patient fails to do so and has an adverse reaction to self-medication, the patient might make a claim against us. While we do not believe that, as a general matter, such a claim would have merit, the possibility of an adverse result to the manufacturer cannot be dismissed, and in any event, we could incur significant defense costs. Also, if there should be widespread off-label use of our system by patients, and resulting adverse medical events, the FDA, competent authorities of the EEA countries or other foreign regulatory bodies might require us to implement additional measures to reduce off-label use, which could be costly or reduce adoption of Eversense.

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

On a global level, the regulatory environment is increasingly stringent and unpredictable. Many countries have introduced or expanded their existing regulation of medical devices or are planning to expand their existing regulation in the future. Regulatory requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or certifications or obtain future approvals or certifications for our products. For example, in the EU, on May 26, 2021, the EU Medical Device Regulation entered into application repealing and replacing both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. We affixed the CE mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (EEA). Subsequently, we affixed the CE mark to the extended life Eversense XL CGM system in September 2017 which was sold in select markets in Europe and the Middle East. The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well as a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation.

In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the MDR entered into application in the EU. However, the MDR is not applicable in Great Britain (i.e. England, Wales and Scotland) but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency plans on introducing new legislation governing medical devices with an aim to bring the new regulations into force during 2025 (“MHRA”) has published a road-map to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements, is scheduled to come into force on June 17, 2025. Further updated regulations are scheduled to follow in 2025 and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the

PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the PPACA and our business.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2023 through February 14, 2025, the trading price of our common stock has been as low as $0.25 per share and as high as $1.31 per share. This stock price volatility has been accompanied by significant variability in trading volume of our common stock in comparison to historical experience.

The volatility in our trading volumes has not necessarily correlated to the company’s announcement of material developments and often appears unrelated to changes in actual or expected operating performance. Purchases or sales of large quantities of our stock, including the establishment and/or closing of significant short positions in our stock could have an unusual or adverse effect on our market price. Market fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. Abnormal trading activity, including activity that is considered market manipulation, can lead to irrational and/or temporary movements in the price of our common stock, which, in turn, may increase its risk and volatility. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

Our certificate of incorporation authorizes us to issue up to 1,400,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including securities convertible into common stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. This includes the issuance, from time to time, of non-statutory stock options exercisable for shares of our common stock and/or restricted stock units that may be settled in shares of our common stock pursuant to the Senseonics Holdings, Inc. 2023 Commercial Equity Plan. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

PHC may have the ability exert substantial influence over us in a manner adverse to your interests.

Subject to maintaining specified ownership thresholds, PHC continues to hold the right to designate up to two individuals to serve on our board of directors as outlined in their Investor Rights Agreement.

As a result, PHC may be able to significantly influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. PHC may have interests different from the interests of the other holders of our common stock.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2024. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

We are subject to taxation for U.S. Federal and numerous U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such jurisdictions. Nevertheless, our effective income tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal or state income tax laws, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We may be unable to utilize our tax attribute carryforwards to reduce our income taxes.

At December 31, 2024, we had gross federal and state net operating loss (“NOL”) carryforwards of $703.3 million and $89.7 million, respectively and research and experimental credit carryforwards of $17.1 million. Federal NOL carryforwards in the amount of $193.3 million will expire in varying amounts between 2025 and 2037 and tax credits of $17.1 million will expire in varying amounts between 2025 and 2044. These net operating loss carryforwards and credits could expire unused and be unavailable to offset future income tax liabilities. Federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but limited to offset 80% of our taxable income annually. State NOLs have various expiration dates beginning in 2032. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382/383 ownership changes and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382/383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is significantly limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the Inflation Reduction Act (“IRA”) imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act significantly reformed existing tax laws. The IRA, TCJA, or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Our information security function is led by our head of IT and supported by our executive team (specifically, our CEO, COO, and CFO), our engineering department, and third-party service providers, and helps identify, assess and manage the Company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools, conducting scans of the threat environment, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors and evaluating threats reported to us, external audits, third party testing and vulnerability assessments, and tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response processes; disaster recovery plan; encryption of certain data; network security controls; segregation of certain data; access and physical security controls; asset management; tracking and disposal; systems monitoring; a vendor risk management program; employee training; penetration testing by third parties; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our executive team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, managed cybersecurity services providers, penetration testing firms, dark web monitoring services and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract manufacturers and distributors. We have vendor management processes designed to manage cybersecurity risks associated with our use of certain of these providers. The processes in place include a risk assessment for certain vendors and the imposition of certain contractual obligations related to cybersecurity on certain providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes involve different levels of assessment designed to help identify cybersecurity risks associated with these providers.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled “If our information technology systems or those third parties with whom we work, for our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan and Ascensia, on October 30, 2024, we filed a joint motion to join the Inter Partes Review as well as similar Inter Partes Review challenges to these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Review. Should any asserted claim in the three patents survive the invalidity challenge in the Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit.

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

Stockholders

As of February 24, 2025, we had approximately 156 active holders of record of our common stock. The number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names” for the benefit of individual investors.

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

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense Sensor Pack containing the sensor, insertion tool, and adhesive patches, the Eversense Smart Transmitter Pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

We primarily sell directly to our network of distributors, strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 CGM system would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense CGM systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors (“MAC”) expansions became effective in 2024. CMS provided G-codes to enable immediate access to Eversense 365 for all eligible Medicare beneficiaries. We have been working with payors to transition their policies to Eversense 365 and have confirmed immediate coverage policy transition from select payors.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics CGM systems, including 90-day Eversense, Eversense XL, Eversense E3, Eversense 365 and future generation products. Our future generation products in development are our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and Flash Glucose Monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

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

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense for a period of up to six months in the United States and in September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the then current Eversense 90-day product available in the United States, with a MARD of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a PMA supplement application to extend the wearable life of the Eversense CGM System to six months was submitted to the FDA. In February 2022, the Eversense E3 CGM system was approved by the FDA.

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

In April 2024 and July 2024, Eon Care Services, LLC and Eon Management Services, LLC were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with the Eon Care PCs, which are consolidated as VIEs. The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense system by providing convenient Eversense insertion and training services. The Company expects established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future.

In November 2022, we announced a collaboration with the Nurse Practitioner Group (“NPG”) designed to expand U.S. patient access to Eversense by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in approximately 30 states. Under the agreement between Senseonics and NPG, NPG providers will be certified to perform Eversense procedures in the specified geographies and will offer its services for patients who have been prescribed Eversense. During 2023, we expanded the inserter network by setting up Eversense procedure capabilities in additional select geographic areas. In October 2024, we acquired the sensor insertion network assets of NPG to begin transitioning nurse practitioners to our Eon Care subsidiaries in order to further expand patient access and convenience.

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

In February 2025, we submitted the Eversense 365 CGM system to our notified body for CE Mark approval. The submission was prepared in compliance with the EU medical device regulation (“MDR”) and, upon approval, would enable the commercialization of Eversense 365 in European Union member countries. Following CE Mark approval, we plan to launch Eversense 365 with our global commercial partner, Ascensia, in the second half of 2025.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue, inventory obsolescence and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We did not make any material changes to these assumptions for the year ended December 31, 2024. We do not expect any material changes to the underlying assumptions during the year ending December 31, 2025.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

We generate a significant portion of product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, who then resells the products to health care providers and patients.

Revenue from product sales to Ascensia is recognized at a point in time when the Ascensia obtains control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Our contract with Ascensia contains performance obligations, mostly for the supply of goods, and are typically satisfied upon transfer of control of the product and does not include the right to return unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

The consideration we expect to receive includes estimates of variable consideration for which reserves are established that is primarily the result of variable consideration such as patient assistance program rebates, prompt-pay discounts, tier-volume price discounts and for the Commercialization Agreement, revenue share. Variable consideration, such as rebates and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions. Variances in the consideration recognized is partially mitigated by minimum price provisions for certain purchases under the contract.

Inventory Obsolescence

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the standard cost method that approximates first in, first out. We record an adjustment to reduce the value of inventory for items that are potentially obsolete, where the standard costs require adjustment to the net realizable value, and are in excess of future demand taking into consideration current sales orders, timing of new product launches, market conditions, and remaining shelf life. Our sensor manufacturing process can span several months, involves various contract manufacturers and includes raw components with long lead times, often resulting in significant work-in-progress inventory. However, expiry does not commence until the chemistry is applied to the sensor. We are able to isolate pre-chemistry sensor inventory in progress from post-chemistry sensor inventory and finished goods to assess against demand forecasts and customer dating requirements for potential excess or obsolete inventory. Our estimates are based on information known at the time and include factors such as anticipated future usage and sales, potential for external unfavorable conditions such as import holds or quality issues, and planned product upgrades.

However, if actual product conditions differ from our assumptions, additional inventory adjustments that would increase cost of sales could be required.

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

In connection with our issuance of the convertible senior subordinated notes due 2025, or the 2025 Notes in July 2019, we bifurcated the embedded conversion option along with the fundamental change make-whole provision and the cash settled fundamental make-whole shares provision, and recorded the fair value of these embedded features as a derivative liability in our consolidated balance sheets in accordance with Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. The 2025 Notes were paid in full in January 2025 and the derivative liability was derecognized.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	2024	2023	Period Change

	(in thousands)		(in thousands)
Revenue, net	$3,973	$1,655	$2,318
Revenue, net - related parties	18,499	20,735	(2,236)
Total revenue	22,472	22,390	82
Cost of sales	21,939	19,299	2,640
Gross profit	533	3,091	(2,558)

Expenses:
Research and development expenses	41,144	48,752	(7,608)
Selling, general and administrative expenses	34,231	29,942	4,289
Operating loss	(74,842)	(75,603)	761
Other income (expense), net:
Interest income	4,502	5,362	(860)
Exchange related gain, net	—	14,109	(14,109)
Interest expense	(8,437)	(11,110)	2,673
Gain on change in fair value of derivatives	102	6,648	(6,546)
Other income	59	202	(143)
Total other (expense) income, net	(3,774)	15,211	(18,985)
Net Loss	$(78,616)	$(60,392)	$(18,224)

Components of Results of Operations

Total revenue

Our total net revenue increased to $22.5 million for the twelve months ended December 31, 2024, compared to $22.4 million for the year ended December 31, 2023, an increase of $0.1 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand. In the fourth quarter, we had higher shipments to Ascensia for sales of the 365-day product in the US after obtaining FDA approval in September 2024. Higher sales within the United States of $1.2 million was largely offset by $1.1 million in lower sales outside of the United States primarily due to reduced inventory levels.

Cost of sales and gross profit

Our cost of sales were $21.9 million for the twelve months ended December 31, 2024 compared to $19.3 million for the twelve months ended December 31, 2023, an increase of $2.6 million. Our gross profit decreased to $0.5 million for the twelve months ended December 31, 2024, compared to $3.1 million for the twelve months ended December 31, 2023. Gross profit as a percentage of revenue, or gross margin, was 2.4% and 13.8% for the twelve months ended December 31, 2024 and December 31, 2023, respectively. The reduction in gross margin was primarily driven by $4.8 million in one-time charges as the result of the transition from Eversense E3 to Eversense 365, partially offset by manufacturing costs previously expensed to research and development expenses. Prior to receiving FDA approval for the 365-day product in September 2024, costs associated with manufacturing 365-day inventory in the aggregate amount of $2.1 million were expensed as research and development expense. If we were to have included these costs previously expensed as a component of costs of sales, our costs of sales would have been $23.5 million, resulting in a gross loss of $1.1 million. We expect cost of sales related to the Eversense 365 will continue to reflect a lower average cost per unit over approximately the next quarter as the previous expensed inventory is fully exhausted.

Research and development expenses

Research and development expenses were $41.1 million for the twelve months ended December 31, 2024, compared to $48.8 million for the twelve months ended December 31, 2023, a decrease of $7.7 million. The decrease was primarily due to a $13.2 million reduction of clinical studies spend including consulting support services and a $0.4 million decrease in other research costs due to the completion of 365-day product trials. These decreases were partially offset by a $3.2 million increase in personnel costs to support our development projects, $1.8 million in 365-day product manufacturing costs incurred prior to FDA approval, a $0.8 million increase in contract fabrication costs and a $0.2 million increase in facilities costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $34.2 million for the twelve months ended December 31, 2024, compared to $29.9 million for the twelve months ended December 31, 2023, an increase of $4.3 million. The increase was primarily due to a $2.4 million increase in personnel costs, a $1.4 million increase in legal expenses, and a $0.7 million increase in third-party consulting fees. These increases were partially offset by a $0.4 million reduction in insurance costs and other sales and marketing expenses.

Total other (expense) income, net

Total other expense, net was $(3.8) million for the twelve months ended December 31, 2024, compared to other income, net of $15.2 million for the twelve months ended December 31, 2023, a decrease in other income of $19.0 million. The decrease in other income was primarily due to a $14.1 million reduction in exchange related gains, net, a $6.5 million reduction in gain on the change in the fair value of derivatives driven by the decrease in our stock price, and $1.0 million reduction in interest and other income. These decreases were partially offset by a $2.7 million reduction in interest expense primarily driven by the exchanges of the PHC Notes for a pre-funded warrant and the exchange of a portion of the 2025 Notes for cash and equity in 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $(78.6) million and $(60.4) million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $947.9 million. To date, we have financed our operations primarily through sales of our equity securities and debt financings. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $74.6 million.

In the past two years, we have taken a number of measures to strengthen our financial position, including the repayment of our 2023 Notes, the sale of common stock in a registered direct offering and related issuance of warrants, the issuance of a pre-funded warrant to PHC for cash in a private placement, the exchange of our PHC Notes for a newly issued pre-funded warrant, the exchange of a portion of our 2025 Notes for cash and common stock in a series of private exchanges and the repayment of the remaining 2025 Notes, the entry into a term loan facility and the issuance of shares of common stock pursuant to an at the market offering program. These transactions are described in greater detail below. We have also taken measures to manage our operating expenses, including through a company restructuring in 2024.

On October 24, 2024, the Company completed a registered direct securities offering to certain institutional investors in which we issued and sold 45,714,286 shares of common stock at $0.35 per share and simultaneously issued warrants (“PP Warrants”) to these investors in a private placement to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants are non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

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

On August 10, 2023, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of our outstanding 5.25% Convertible Senior Notes due 2025 (the “2025 Notes”). Under the terms of the Exchange Agreements, the holders of the 2025 Notes agreed to exchange up to $30.8 million in aggregate principal amount of the 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock. The number of shares issued was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period. Based on the volume-weighted average price per share of the common stock during the averaging period, we issued a total of 35.1 million shares of common stock in the exchanges. Following the exchange, the remaining balance of the 2025 Notes was $20.4 million. On January 15, 2025, the Company repaid the outstanding principal and accrued interest in full.

In August 2023, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $106.6 million through GS as our sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. For the year ended December 31, 2024, the Company received approximately $4.3 million in net proceeds from the sale of 11,918,121 shares under the Equity Distribution Agreement.

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

On August 9, 2020, we entered into a financing agreement with Ascensia’s parent company, PHC Holdings Corporation (“PHC”), pursuant to which we issued $35.0 million in aggregate principal amount of Senior Secured Convertible Notes due on October 31, 2024 (the “PHC Notes”), to PHC on the Closing Date. We also issued PHC 2,941,176 shares of common stock to PHC as a financing fee. We also had the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022, contingent upon obtaining approval for the 180-day Eversense E3 product for marketing in the United States before such date. Upon the closing of the PHC Notes, we prepaid in full the First Lien Notes, issued and sold pursuant to a loan agreement with Highbridge Capital Management, LLC (“Highbridge”) (the “Highbridge Loan Agreement”), in the amount of approximately $17.6 million. As described in Note 2, on March 13, 2023, we entered into an agreement with PHC, whereby PHC has agreed to exchange the PHC Notes for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock. The Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per share. On March 31, 2023 (6:00 am Japan Standard Time on April 1, 2023), the PHC Exchange was consummated, and the Company issued the PHC Exchange Warrant in consideration for the cancellation of the PHC Notes.

On November 9, 2020, we entered into the Equity Line Agreement with Energy Capital, pursuant to which Energy Capital committed to purchase up to an aggregate of $12.0 million of shares of our newly designated Series B convertible Preferred Stock (“Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement. Beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion to purchase up to $12.0 million of Series B Preferred Stock under the Equity Line Agreement at a purchase price of $1,000 per share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $0.3951 per share. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. In the first quarter of 2025, Energy Capital converted its Series B Preferred Stock in full into 30,372,058 shares of common stock.

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

On March 13, 2023, we issued and sold to PHC a Purchase Warrant to purchase 15,425,750 shares of common stock for $15.0 million. The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per Purchase Warrant Share. All or any part of the Purchase Warrant is exercisable by PHC at any time and from time to time.

In March 2023, we entered into an exchange agreement with PHC, pursuant to which PHC exchanged $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock. The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. All or any part of the Exchange Warrant is exercisable by PHC at any time and from time to time.

On September 8, 2023, we entered into the Loan and Security Agreement with several lenders and issued the Tranche 1 Warrants to acquire an aggregate of 832,362 shares of common stock at an exercise price of $0.6007 per share. The Tranche 1 Warrants may be exercised through the earlier of (i) September 8, 2030 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement.

On January 2, 2024, we issued the Tranche 2 Warrants to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share. The Tranche 2 Warrants may be exercised through the earlier of (i) January 2, 2031 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement.

On October 24, 2024, in connection with the registered direct offering described above, the Company issued to the investors in the offering the PP Warrants to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants are non-exercisable for the first six months after issuance and expire on April 29, 2030.

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

Convertible Notes

The following table summarizes our outstanding senior convertible note obligations at December 31, 2024:

			Aggregate		Initial Conversion	Conversion Price
Convertible	Issuance		Principal	Maturity	Rate per $1,000	per Share of
Note	Date	Coupon	(in millions)	Date	Principal Amount	Common Stock
2025 Notes	July 1, 2019	5.25%	$20.4	January 15, 2025	757.5758	$1.32

The 2025 Notes were repaid in full on January 15, 2025. See Note 13 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2025 Notes.

Funding Requirements and Outlook

Our ability to generate revenue and achieve profitability depends on the successful commercialization and adoption of our Eversense CGM systems by diabetes patients and healthcare providers, along with future product development, regulatory approvals, certifications and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365-day product in the United States, will require significant uses of working capital through 2025 and beyond. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $74.6 million.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(60,465)	$(70,163)
Net cash provided by investing activities	32,838	89,713
Net cash provided by financing activities	26,830	20,366
Net (decrease) increase in cash and cash equivalents	$(797)	$39,916

Net cash used in operating activities

Net cash used in operating activities was $60.5 million for the year ended December 31, 2024, and consisted of a net loss of $78.6 million, partially offset by a $0.9 million net change in operating assets and liabilities, $9.2 million of stock-based compensation, $3.9 million in non-cash inventory costs primarily due to transition to the 365-day product, and $4.1 million related to depreciation/amortization and other non-cash items.

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

Net cash provided by investing activities

Net cash provided by investing activities was $32.8 million for the year ended December 31, 2024, and consisted of $93.1 million from the sale and maturity of marketable securities, partially offset by $58.1 million from the purchase of marketable securities and $2.2 million of capital expenditures for laboratory equipment and leasehold improvements.

Net cash provided by investing activities was $89.7 million for the year ended December 31, 2023, and consisted of $158.6 million from the sale and maturity of marketable securities, partially offset by $68.5 million from the purchase of marketable securities and $0.4 million of capital expenditures for laboratory equipment and leasehold improvements.

Net cash provided by financing activities

Net cash provided by financing activities was $26.8 million for the year ended December 31, 2024, and primarily consisted of an aggregate of $4.0 million in proceeds related to the issuance of common stock pursuant to our at the market offering and the exercise of stock options, $14.5 million in proceeds from a registered direct offering, and $10.0 million in net proceeds from borrowings pursuant to the Loan and Security Agreement, partially offset by $1.7 million taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $20.4 million for the year ended December 31, 2023, and primarily consisted of an aggregate of $7.4 million in proceeds related to the issuance of common stock pursuant to our at the market offering and the exercise of stock options, $14.7 million in proceeds from the issuance of the PHC Purchase Warrant, and $24.4 million in net proceeds from borrowings pursuant to the Loan and Security Agreement, partially offset by $15.7 million and $7.5 million in repayment and exchange of the 2023 Notes and 2025 Notes, respectively, $2.7 million taxes paid related to net share settlement of equity awards, and $0.4 million in debt issuance costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $74.9 million and at December 31, 2023 we had cash, cash equivalents and marketable securities of $109.5 million. We generally hold our cash in interest-bearing money market accounts or short-term investments that meet our policy for cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. The Company’s Loan and Security Agreement is affected by variations in the U.S. prime rate of interest. As of December 31, 2024, we had $35.0 million outstanding under the agreement. A 2% change in the prime rate would result in additional annual interest of approximately $0.4 million based on the outstanding balance at December 31, 2024. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Senseonics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statement of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current operating plan, existing unrestricted cash and cash equivalents, and minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement raise substantial doubt about its ability to continue as a going concern for the one-year period following the date the consolidated financial statements are issued. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

McLean, Virginia

March 3, 2025

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$74,597	$75,709
Restricted cash	315	—
Short term investments, net	—	33,747
Accounts receivable, net	1,365	808
Accounts receivable, net - related parties	4,921	3,724
Inventory, net	4,421	8,776
Prepaid expenses and other current assets	5,819	7,266
Total current assets	91,438	130,030

Deposits and other assets	4,926	7,006
Property, equipment and intangible assets, net	4,074	1,184
Total assets	$100,438	$138,220

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,205	$4,568
Accrued expenses and other current liabilities	13,636	11,744
Accrued expenses and other current liabilities, related parties	1,870	945
Note payable, current portion, net	20,138	—
Total current liabilities	38,849	17,257

Long-term debt and notes payables, net	34,703	41,195
Derivative liabilities	—	102
Non-current operating lease liabilities	5,785	6,214
Total liabilities	79,337	64,768

Commitments and contingencies

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 12,000 shares issued and outstanding as of each December 31, 2024 and December 31, 2023	37,656	37,656
Total temporary equity	37,656	37,656

Stockholders’ (deficit) equity:
Common stock, $0.001 par value per share; 1,400,000,000 shares and 900,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 595,351,210 shares and 530,364,237 shares issued and outstanding as of December 31, 2024 and December 31, 2023	595	530
Additional paid-in capital	930,724	904,535
Accumulated other comprehensive loss	—	(11)
Accumulated deficit	(947,874)	(869,258)
Total stockholders' (deficit) equity	(16,555)	35,796
Total liabilities, temporary equity and stockholders’ (deficit) equity	$100,438	$138,220

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2024	2023

Revenue, net	$3,973	$1,655
Revenue, net - related parties	18,499	20,735
Total revenue	22,472	22,390
Cost of sales	21,939	19,299
Gross profit	533	3,091

Expenses:
Research and development expenses	41,144	48,752
Selling, general and administrative expenses	34,231	29,942
Operating loss	(74,842)	(75,603)
Other (expense) income, net:
Interest income	4,502	5,362
Exchange related gain, net	—	14,109
Interest expense	(8,437)	(11,110)
Gain on change in fair value of derivatives	102	6,648
Other income	59	202
Total other (expense) income, net	(3,774)	15,211

Net Loss	(78,616)	(60,392)
Other comprehensive loss
Unrealized gain on marketable securities	11	667
Total other comprehensive gain	11	667
Total comprehensive loss	$(78,605)	$(59,725)

Basic net loss per common share	$(0.12)	$(0.11)
Basic weighted-average shares outstanding	629,721,584	567,974,492

Diluted net loss per common share	$(0.12)	$(0.11)
Diluted weighted-average shares outstanding	629,721,584	567,974,492

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands)

							Series B
			Additional	Accumulated		Total	Convertible
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Preferred Stock
	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit) Equity	Temporary Equity
Balance, December 31, 2022	479,637	$480	$806,488	$(678)	$(808,866)	$(2,576)	$37,656
Issuance of common stock, net of issuance costs	9,945	10	7,366	—	—	7,376	—
Issuance of common stock for vested RSUs and ESPP purchases	9,531	9	198	—	—	207	—
Issuance of warrants, net of issuance costs	—	—	63,645	—	—	63,645	—
Exercise of stock options and warrants	6	—	3	—	—	3	—
Exchange of 2025 Notes	35,139	35	20,967	—	—	21,002	—
Stock-based compensation expense	—	—	8,673	—	—	8,673	—
Shares withheld related to net share settlement of equity awards	(3,894)	(4)	(2,668)	—	—	(2,672)	—
Other	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	(60,392)	(60,392)	—
Other comprehensive gain	—	—	—	667	—	667	—
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	57,632	11	3,804	—	—	3,815	—
Issuance of the RD Shares and the PP Warrants, net of issuance costs	—	46	14,503	—	—	14,549	—
Issuance of common stock for vested RSUs and ESPP purchases	9,658	10	164	—	—	174	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Exercise of stock options and warrants	12	—	5	—	—	5	—
Stock-based compensation expense	—	—	9,225	—	—	9,225	—
Shares withheld related to net share settlement of equity awards	(2,315)	(2)	(1,661)	—	—	(1,663)	—
Net loss	—	—	—	—	(78,616)	(78,616)	—
Other comprehensive gain	—	—	—	11	—	11	—
Balance, December 31, 2024	595,351	$595	$930,724	$—	$(947,874)	$(16,555)	37,656

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(78,616)	$(60,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,475	1,277
Non-cash interest expense (debt discount and deferred costs)	3,845	7,402
Net amortization of premiums and accretion of discounts on marketable securities	(1,319)	(2,668)
Gain on change in fair value of derivatives	(102)	(6,648)
Exchange-related gain, net	—	(14,109)
Stock-based compensation expense	9,225	8,673
Provision for inventory obsolescence and losses	3,942	174
Loss on disposal of assets	—	5
Other	220	89
Changes in assets and liabilities:
Accounts receivable	(2,699)	(2,191)
Prepaid expenses and other current assets	1,164	162
Inventory	696	(1,644)
Deposits and other assets	1,737	(438)
Accounts payable	(1,828)	2,297
Accrued expenses and other liabilities	2,621	(1,061)
Accrued interest	86	31
Payments on lease liabilities	(912)	(1,122)
Net cash used in operating activities	(60,465)	(70,163)
Cash flows from investing activities
Capital expenditures	(2,239)	(350)
Purchase of marketable securities	(58,018)	(68,537)
Proceeds from sale and maturity of marketable securities	93,095	158,600
Net cash provided by investing activities	32,838	89,713
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,815	7,376
Proceeds from exercise of stock options and ESPP issuances, net	179	73
Taxes paid related to net share settlement of equity awards	(1,663)	(2,672)
Repayment of 2023 Notes	—	(15,700)
Repayment of 2025 Notes	—	(7,500)
Proceeds from issuance of Loan and Security Agreement, net	9,950	24,446
Proceeds from issuance of the RD Shares and the PP Warrants, net	14,549	—
Payment of debt issuance costs	—	(355)
Proceeds from issuance of Purchase Warrant, net	—	14,698
Net cash provided by financing activities	26,830	20,366
Net (decrease) increase in cash and cash equivalents	(797)	39,916
Cash and cash equivalents and restricted cash, at beginning of period	75,709	35,793
Cash and cash equivalents and restricted cash, at ending of period	$74,912	$75,709

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,506	$3,678
Lease liabilities arising from obtaining right-of-use assets	—	3,831
Supplemental disclosure of non-cash transactions
Acquisition of sensor insertion network assets in exchange for accounts receivable	725	—
Liabilities for contingent consideration	50	—
Property and equipment purchases included in accounts payable and accrued expenses	418	173
Issuance of warrants in exchange for PHC Notes	—	48,564
Issuance of warrants for Loan and Security Agreement	149	364
Issuance of common stock converted from 2025 Notes	—	21,002

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the development and manufacturing of long-term, implantable continuous glucose monitoring systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996 and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively. Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its consolidated VIEs are hereinafter collectively referred to as the “Company”, unless otherwise indicated or the context otherwise requires.

2.	Liquidity, Capital Resources, and Going Concern

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, limited operating history as a commercial-stage company and uncertainty of future profitability. Since inception, the Company has suffered substantial operating losses, principally from expenses associated with the Company’s research and development programs and commercial launch of the Eversense® 365 CGM System (for use up to one-year) in the United States, the Eversense® E3 (for use up to six months) in Europe and expenses incurred for our legacy product versions.

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities will require significant uses of working capital through 2025 and beyond. The Company generated total gross profit of $0.5 million for the twelve months ended December 31, 2024 and had an accumulated deficit of $947.9 million at December 31, 2024. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, convertible note issuance and debt. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $74.6 million.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Based on the Company's current operating plan, existing unrestricted cash and cash equivalents, minimum cash and satisfaction of performance milestones to comply with debt covenants under its Loan and Security Agreement as discussed in Note 13, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern. The Company will require additional liquidity to continue its operations over the next twelve months and we are currently evaluating strategies to obtain the required additional funding for future operations. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other strategic initiatives. Our ability to continue to fund our operations and meet capital needs will depend on our ability to successfully obtain funding from public or private debt and equity financings and other sources of capital, as further described above under “Funding Requirements and Outlook”.

Actions taken by the Company with regards to liquidity and to manage our cash flows during the years ended December 31, 2024 and 2023, included, but were not limited to the following:

On October 24, 2024, the Company entered into a securities purchase agreement with certain institutional investors to issue and sell (i) in a registered direct offering an aggregate of 45,714,286 shares of the Company’s common stock, $0.001 par value per share (the “RD Shares”) and (ii) in a concurrent private placement, warrants to purchase an aggregate of 45,714,286 shares of common stock (the “PP Warrants”). The combined purchase price of each RD Share and accompanying PP Warrant was $0.35 per share for total gross proceeds of $16.0 million. The RD Shares and the PP Warrants were immediately separable and were issued separately. The PP Warrants have an exercise price of $0.35 per share, are non-exercisable for the first six months after issuance and expire five years from the date of initial exercisability. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction. The proceeds were allocated to the RD Shares and PP Warrants based on the relative fair values of the instruments themselves at the time of issuance.

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. For the year ended December 31, 2024, the Company received approximately $4.3 million in net proceeds from the sale of 11,918,121 shares under the Equity Distribution Agreement.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its VIEs in which the Company is the primary beneficiary. All intercompany balances and transactions are eliminated upon consolidation.

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

In accordance with relevant accounting guidance, the Eon Care PCs have been determined to be VIEs of the Company, as the Company is its primary beneficiary with the ability, through the Administrative Agreement to direct the activities (excluding clinical activities) that most significantly affect the Eon Care PCs financial performance and have the obligation to absorb losses of, or the right to receive benefits from, the Eon Care PCs that could potentially be significant to it. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. Our variable interest entities’ assets, liabilities, and results of operations were not material to our consolidated financial results.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets and definite-lived intangible assets, deferred taxes and valuation allowances, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Cash ⁽¹⁾	$3,984	$2,756
Money market funds	70,613	72,953
Restricted cash	315	—
Cash, cash equivalents and restricted cash	$74,912	$75,709
(1)Includes overnight repurchase agreements.

Marketable Securities

Marketable securities typically consist of commercial paper, corporate debt securities, asset backed securities and government and agency securities. The Company’s investments are classified as available for sale. Such securities are carried at fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. We classify all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

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

The Company capitalizes inventory costs associated with pre-launch inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. The determination to capitalize inventory costs is based on the particular facts and circumstances relating to the product. Inventory costs incurred prior to regulatory approval are expensed as research and development expenses.

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and consignment customers. These receivables are reduced by an expected credit loss at the time revenue is recognized. Uncollectible accounts are written off against the credit loss reserve after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. At December 31, 2024 and December 31, 2023, the credit loss reserve was $0.3 million and $0.1 million, respectively.

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

Intangibles

The Company amortizes intangible assets acquired using the straight-line method over the estimated economic useful life. The useful life is determined after considering the specific facts and circumstances related to the use of the intangible asset such as the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's strategy for use of the asset, and any other factors which could impact the useful life of the asset.

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

The Company recognizes a ROU lease asset and liability as of the lease commencement date at the present value of the lease payments over the lease term. If the discount rate in the lease agreement is not implicit, the Company estimates the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Lease and non-lease components are accounted for as a single component for facility leases. Leases with an initial term of 12 months or less are expensed over the related term.

Impairment of Long-lived Assets

Management reviews long-lived assets, including property and equipment, intangibles assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There were no impairment indicators identified in 2024 or 2023.

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

The fair value of the embedded features are accounted for as a derivative liability in the Company’s consolidated balance sheets and adjusted to fair value each reporting period. The change in fair value of derivatives is recorded as a component of other (expense) income in the Company’s consolidated statements of operations and comprehensive loss.

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Balance at beginning of the period	$514	$781
Provision for warranties during the period	311	242
Settlements made during the period	(419)	(509)
Balance at end of the period	$406	$514

Revenue Recognition

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors outside the United States and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with our network of healthcare professionals in the United States and revenue is recognized when the product is consumed by a patient.

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

Under the consignment model, small quantities of inventory are held at healthcare provider locations to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. For the twelve months ended December 31, 2024 and December 31, 2023, the Company derived 15% and 5% of total revenue, respectively from consignment sales.

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

Stock-Based Compensation

The Company accounts for stock-based compensation related to stock option grants and restricted stock units under stock incentive plans, purchases under the employee stock purchase plan, as well as inducement stock grants based on the fair value of those awards at the date of grant. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period of the individual award, which typically equals the vesting period. Forfeitures are accounted for in the period in which they occur.

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

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. Management does not expect the outcome related to accrued uncertain tax provisions to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 2004 and all subsequent periods due to the availability of NOL and tax credit carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

Under ASC 825, the Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the 2025 Notes, Loan and Security Agreement and warrants are recorded at historical cost, net of discounts. The fair value for debt is estimated by a discounted cash flow model using a discount rate equal to the rate currently offered on similar borrowings. The associated embedded conversion features in the Notes are derivative instruments and along with Options are remeasured at fair value each reporting period. The valuation methodology for derivative instruments are described further within Note 18 – Fair Value Measurements.

Recent Accounting Pronouncements

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We adopted ASU 2023-07 on December 31, 2024 on a retrospective basis and the adoption resulted in enhanced disclosures as included in Note 19, Segment Information.

Not Yet Adopted

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), the objective of which is to provide greater transparency about an entity’s expenses to allow investors to better understand an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. ASC 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

4. Revenue Recognition

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$15,278	68.0%	$14,053	62.8%
Outside of the United States	7,194	32.0	8,337	37.2
Total	$22,472	100.0%	$22,390	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the revenue share variable consideration from the Ascensia Commercialization Agreement. Accounts receivable – related parties, net as of December 31, 2024 and 2023 included unbilled accounts receivable of $0.9 million and $1.5 million, respectively. The Company expects to invoice and collect all unbilled accounts receivable within 12 months.

Concentration of Revenues and Customers

Net revenue from the Company’s distribution arrangement with Ascensia, a related party, accounted for 82%, and 93% of total net revenues for the years ended December 31, 2024 and 2023, respectively. Revenue earned under consignment arrangements with healthcare providers accounted for approximately 15% and 5% of total net revenues from the years ended December 31, 2024 and 2023, respectively. Ascensia earns a commission on sales made through the consignment channel. Revenues for these corresponding periods represent sales of sensors, transmitters, and miscellaneous Eversense system components.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant Shares held by PHC are included in the number of outstanding shares used for the computation of basic net loss per share for both years presented. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible instruments. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible instruments are determined using the if converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

(Dollars, in thousands, except per share amounts)

	2024	2023

Net loss	$(78,616)	$(60,392)
Basic weighted average common shares outstanding	629,721,584	567,974,492
Net loss per share:
Basic and diluted	$(0.12)	$(0.11)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	2024	2023
Stock-based awards	36,337,178	27,609,566
2025 Notes	15,813,176	15,813,176
Series B Preferred Stock	30,372,058	30,372,058
Warrants	47,154,786	1,260,183
Total anti-dilutive shares outstanding	129,677,198	75,054,983

6.	Marketable Securities

There were no marketable securities held as of December 31, 2024.

Marketable securities as of December 31, 2023, were as follows (in thousands):

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,598	—	—	$7,598
Corporate debt securities	$7,980	1	—	$7,981
Asset backed securities	$—	—	—	$—
Government and agency securities	$18,180	—	(12)	$18,168
Total	$33,758	$1	$(12)	$33,747

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities as of December 31, 2023 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities.

7.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2024	2023
Work-in-process	$3,213	$5,332
Finished goods	781	2,160
Raw materials	427	1,284
Total	$4,421	$8,776

The Company recorded $4.3 million and $0.2 million in cost of sales for the years ended December 31, 2024 and 2023, respectively, to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. These costs were primarily write offs of our existing Eversense E3 systems following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365 system.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses. We expect this to impact the cost of sales as the pre-clearance inventory is sold to customers. The Company incurred $1.9 million and $0.3 million in product costs prior to the clearance for the years ended December 31, 2024 and 2023, which primarily consisted of work in process inventory. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the year ended December 31, 2024 would have been approximately $1.6 million higher, for a total cost of sales of $23.5 million. As a result, costs of sales related to sales of the 365-day product will initially reflect a lower average cost per unit over approximately the next quarter as the previous expensed inventory is fully exhausted.

8.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Contract manufacturing⁽¹⁾	$2,720	$4,244
Tax credits receivable(2)	1,793	1,793
Clinical and Preclinical	689	343
IT and software	228	242
Sales and Marketing	104	20
Rent and utilities	99	122
Insurance	97	73
Accounting and Audit	71	61
Interest receivable	—	272
Research and development	—	95
Other	18	1
Total prepaid expenses and other current assets	$5,819	$7,266

(1) Includes deposits to contract manufacturers for manufacturing process (2) Refundable employee retention credits, enacted under the CARES Act.

9. Property, Equipment and Intangible Assets, net

Property, equipment and intangible assets, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Property and equipment
Machinery and laboratory equipment	$3,156	$2,783
Office furniture and equipment	606	354
Leasehold improvements	2,201	530
Intangible assets
Sensor insertion network assets	800	—
Less: Accumulated depreciation and amortization	(2,689)	(2,483)
Property, equipment and intangible assets, net	$4,074	$1,184

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $0.6 million and $0.4 million, respectively. During 2024, the Company disposed of fully depreciated office furniture and equipment in the amount of $0.4 million. There was no gain or loss on these disposals. There were no material disposals during 2023.

In November 2024, the Company acquired the sensor insertion network assets of NPG to directly contract with healthcare providers under our Eon Care subsidiaries. The purchase price of $0.7 million was satisfied in exchange for the settlement of a portion of NPG’s outstanding accounts receivable balance. The total value of the sensor insertion network assets of $0.8 million includes the agreed-upon purchase price, the fair value of contingent consideration, and transaction costs. These intangible assets will allow us to further expand patient access to sensor insertion options and enhance convenience. The intangible assets will be amortized over a 5-year period. Over the next five years, the annual amortization expense for these finite life intangible assets will total approximately $0.8 million, as follows: less than $0.2 million in each of the years 2025-2028 and $0.1 million in 2029.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Compensation and benefits	$5,311	$4,799
Research and development	3,416	3,846
Contract manufacturing	1,813	1,457
Professional and administration services	1,587	673
Sales and marketing services	1,287	301
Interest on notes payable	789	704
Operating lease	429	368
Product warranty and replacement obligations	406	514
Accrued construction and renovations costs	397	—
Other	71	27
Total accrued expenses and other current liabilities	$15,506	$12,689

11.	Leases

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

Operating lease expense for the years ended December 31, 2024 and 2023 was $0.9 million and 0.8 million, respectively.

The following table summarizes the lease assets and liabilities as of December 31, 2024 and 2023 (in thousands):

		December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2024	2023
Assets
Operating lease ROU assets	Deposits and other assets	$4,837	$5,180
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$429	$368
Non-current operating lease liabilities	Non-current operating lease liabilities	5,785	6,214
Total operating lease liabilities		$6,214	$6,582

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2024 (in thousands):

2025	$939
2026	967
2026	996
2027	1,026
2028	1,057
Thereafter	3,851
Total	8,836
Present value adjustment	(2,622)
Present value of lease liabilities	$6,214

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2024 and 2023:

Remaining lease term (years)	2024	2023
Operating leases	8.4	9.4
Discount rate
Operating leases	8.5%	8.5%

During the years ended December 31, 2024 and 2023, the Company made cash payments of $0.9 million and $1.1 million, respectively included in the measurement of its operating lease liabilities.

12.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of up to 3% of the participant’s contributions. Employer match expenses during the years ended December 31, 2024 and 2023 were $0.5 million and $0.5 million, respectively. Administrative expenses for the plan, which are paid by the Company, were not material in 2024 or 2023.

13.	Notes Payable and Stock Purchase Warrants

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

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Loan and Security Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Effective Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Effective Date, and 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the Effective Date and prior to the Maturity Date. In addition, the Company paid $425,000 in facility fees upon drawing Tranche 1 and Tranche 2 loans. The Company will pay additional facility charges in connection with any borrowing of the Tranche 3 Loan, in the amount of 0.50% of the amount. The Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.95% of the aggregate principal amount of loan advances actually made under the Loan and Security Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The end of term fee is accreted to interest expense over the term of the loans.

The Company’s obligations under the Loan and Security Agreement are secured, by a first-priority security interest in substantially all of its assets. The Loan and Security Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 30% of the outstanding loan amount under the Loan and Security Agreement. The Loan and Security Agreement also contains a performance covenant, commencing on July 1, 2024, that requires the Company to generate net product revenue on a trailing six-month basis in excess of specified percentage for applicable measuring periods. The performance covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $550.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 80% of the total amounts funded

In addition, the Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of December 31, 2024.

In addition, in connection with the issuance of the Tranche 1 Loan the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 832,362 shares of the Company’s common stock at an exercise price of $0.6007 per share (the “Tranche 1 Warrant Shares”). The Warrants may be exercised through the earlier of (i) the seventh anniversary of the Effective Date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Tranche 1 Warrants. The number of Tranche 1 Warrant Shares for which the Tranche 1 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Tranche 1 Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan that is being amortized as additional interest expense over the term of the loan agreement using the effective interest method. On January 2,

2024, in connection with the issuance of the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the “Tranche 2 Warrants”) to acquire an aggregate of 347,887 shares at an exercise price of $0.5749 per share (the “Tranche 2 Warrant Shares”). The Company estimated the fair value of the Tranche 2 Warrants as of the grant date to be $0.1 million and classified the full amount in equity.

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the initial term loan using an effective interest rate of 12.92%. The fair value of the Company’s Loan and Security Agreement was $37.0 million as of December 31, 2024.

Pursuant to the Loan and Security Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the Tranche 3 Loan, which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of the advance.

Stock Purchase Warrants

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

As of December 31, 2024, the Purchase Warrant and the PHC Exchange Warrant remained unexercised and outstanding. As they are prefunded warrants, the Company included the entirety of the warrant shares as weighted average outstanding shares in the calculation of its basic earnings per share.

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

The Note Purchase Agreement contained customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The Note Purchase Agreement also contained customary events of default, after which the PHC Notes would be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

The Company also had the option to sell and issue PHC up to $15.0 million of convertible preferred stock on or before December 31, 2022 (the “PHC Option”), which was initially contingent upon obtaining FDA approval for the

180-day Eversense E3 product for marketing in the United States before such date, and which the Company successfully obtained in February 2022. The PHC option was not exercised and expired on December 31, 2022.

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

As described above, the PHC Exchange was consummated on March 31, 2023, whereby PHC exchanged the PHC Notes in $35.0 million principal amount and all accrued and unpaid interest thereon for the PHC Exchange Warrant. On March 31, 2023, the Company was released from its obligation under the PHC Notes.

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

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of 2025 Notes. The 2025 Notes are general, unsecured, senior subordinated obligations of the Company and bear interest at a rate of 5.25% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2025 Notes matured on January 15, 2025 and the Company repaid the outstanding principal and accrued interest.

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

The 2025 Notes are guaranteed on a senior unsecured basis by the Company’s wholly owned subsidiary, Senseonics, Incorporated. The subsidiary guarantor is 100% owned, the guarantee is full and unconditional and joint and several and the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantor are minor.

In connection with the issuance of the 2025 Notes, the Company incurred $4.3 million in debt issuance costs and debt discounts. Several note holders of the 2025 Notes were also note holders of the 2023 Notes, and as a result, these transactions qualified as loan modifications. The associated debt issuance costs were allocated between the portion of 2025 Notes purchased by new note holders, and of 2025 Notes purchased by existing 2023 Note holders. Loan modifications require third-party debt related costs to be expensed immediately, whereas fees paid to lenders of the modified loans are deferred. The third-party costs associated with the new note holders were also deferred as discounts that are amortized as additional interest expense over the term of the notes.

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

The conversion feature does not have current observable inputs such as recent trading prices (Level 3) and are measured at fair value using the binomial option pricing model and incorporate management’s assumptions for probabilities of conversion occurrence through maturity, stock price, volatility, risky (bond) rate, credit spread and recovery rates.

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

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. The remaining unamortized debt discount and debt issuance costs were amortized as interest expense over the term of the loan at an effective interest rate of 15.54%. The fair value of the Company’s 2025 Notes, excluding the embedded features, was $20.9 million as of December 31, 2024 and $19.1 million at December 31, 2023. The fair value of the derivative at December 31, 2024 and December 31, 2023 was $0.0 million and $0.1 million, respectively. On January 15, 2025, the Company repaid the outstanding principal and accrued interest in full and the derivative was unexercised upon maturity.

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

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(256)	(5)	20,138
Loan and Security Agreement	35,000	(49)	(248)	34,703

	December 31, 2023
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(3,090)	(52)	17,257
Loan and Security Agreement	25,000	(733)	(329)	23,938

(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Twelve Months Ended December 31, 2024
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	1,071	2,833	47	3,951
Loan and Security Agreement	9.90%	3,520	883	83	4,486
Total		4,591	3,716	130	8,437

(1)	Includes accretion of end of term fees payable at maturity

	Twelve Months Ended December 31, 2023
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2023 Notes	5.25%	69	121	—	190
2025 Notes	5.25%	2,149	5,451	91	7,691
PHC Convertible Notes	8.00%	700	1,442	88	2,230
Loan and Security Agreement	9.90%	791	184	24	999
Total		3,709	7,198	203	11,110

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of December 31, 2024 (in thousands):

2025	$20,399
2026	12,996
2027	24,437
Total	$57,832

14.	Stockholders’ Deficit

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

Common Stock

As of December 31, 2024 and December 31, 2023, the Company’s authorized capital stock included 1,400,000,000 and 900,000,000 shares of common stock, par value $0.001 per share, respectively. The Company had 595,351,210 and 530,364,237 shares of common stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively.

Preferred Stock

As of December 31, 2024 and 2023, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company had 12,000 shares of Series B Preferred Stock outstanding as of December 31, 2024 and 2023. Since the Preferred stock has a redemption feature at the option of the holder, it is classified as temporary equity.

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

On September 8, 2023, the Company entered into the Loan and Security Agreement with the Lenders and issued the Tranche 1 Warrants to acquire an aggregate of 832,362 shares of common stock at an exercise price of $0.6007 per share. The Tranche 1 Warrants were recorded in equity based on their fair value of $0.4 million. On January 2, 2024, in connection with the issuance of the Tranche 2 Loan the Company issued the Tranche 2 Warrants to acquire an aggregate of 347,887 shares of common stock at an exercise price of $0.5749 per share. The Tranche 2 Warrants were recorded in equity based on their fair value of $0.1 million. The Tranche 1 Warrants and Tranche 2 Warrants may be exercised through the earlier of (i) the seventh anniversary of the issuance date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the warrant agreement. The number of shares for which the Tranche 1 Warrants and Tranche 2 Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the warrant agreement.

On October 24, 2024, the Company entered into a securities purchase agreement with certain institutional investors and in a private placement issued the PP Warrants to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants were recorded within equity based on its relative fair value of $6.1 million. The PP Warrants are non-exercisable for the first six months after issuance and expire on April 29, 2030. The number of shares for which the PP Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events as set forth in the warrant agreement.

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

Pursuant to the amended and restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its board of directors. As of December 31, 2024, 31,465,256 shares remained available for grant under the amended and restated 2015 Plan. Effective January 1, 2025, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the amended and restated 2015 Plan was increased to 52,302,548 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2024, 427,569 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of December 31, 2024, 9,360,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2024 there were 22,521,176 shares of common stock available for issuance under the 2016 ESPP. Effective January 1, 2025, by virtue of the automatic increase described above, the total number of shares remaining available for issuance under the 2016 ESPP was increased to 28,474,688 shares.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On January 31, 2024, there were 199,066 shares purchased in connection with the offering period. On July 31, 2024, there were 207,982 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. All awards issued under the 1997 plan are fully vested. Approximately 683,312 shares of the Company’s common stock underlying remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

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

Stock option activity under the plans during the years ended December 31, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2022	11,779	$2.45
Options granted	3,589	0.64
Options exercised	(6)	0.46
Options canceled/forfeited	(1,622)	1.22
Options outstanding as of December 31, 2023	13,740	2.12	5.18
Options granted	3,220	0.52
Options exercised	(12)	0.47
Options canceled/forfeited	(2,671)	0.74
Options outstanding as of December 31, 2024	14,277	$2.01	4.66

Options vested and expected to vest as of December 31, 2024	14,277	$2.01
Options exercisable as of December 31, 2024	10,425	$2.55	3.11

The weighted average grant-date fair value of stock option awards granted in 2024 and 2023 was $0.39 and $0.47 per share, respectively.

For the years ended December 31, 2024 and 2023, 11,861 and 5,925 options were exercised, respectively, with an aggregate intrinsic value at the time of exercise of less than $0.1 million for each year.

The total fair value of options that vested during 2024 and 2023 was approximately $0.2 million and $0.5 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2024 was less than $0.1 million. The aggregate intrinsic value of stock options outstanding at December 31, 2024 was $0.07 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2024.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2024 and 2023 was $0.42 and $0.54 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised, and forfeited/cancelled for the year ended December 31, 2024 was $0.82, $0.37 and $0.49 per share, respectively.

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2024			2023
Expected term of options (in years)	6.0	-	6.5	6.0	-	6.5
Expected volatility rate	83.37	-	84.99%	82.55	-	94.38%
Risk-free interest rate	3.54	-	4.45%	3.37	-	4.73%
Expected dividend yield			0%			0%

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

Stock-based compensation expense for employee and non-employee stock options for each of the years ended December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024	2023
Cost of sales	$44	$46
Research and development	230	322
Selling, general and administrative	472	290
Total stock-based compensation expense related to stock options	$746	$658

As of December 31, 2024, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.60 years.

Restricted Stock Units

The Company issued a total of 19,242,847 and 8,415,992 restricted stock units to employees of the Company during 2024 and 2023, respectively, as incentive compensation. Restricted stock units granted to employees in 2024 and 2023 vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months.

The Company issued 2,065,107 and 1,362,807 restricted stock units to members of the Board of Directors during 2024 and 2023, respectively, under the non-employee director compensation policy. These grants includes an annual grant that vests on the earlier of the first anniversary of the grant date or the next year’s annual meeting of stockholders and grants issued in lieu of compensation that immediately vest upon issuance. New members of the Board of Directors may be granted initial restricted stock units which vest over a three-year period.

Restricted stock units activity under the Plans during the years ended December 31, 2024 and 2023, is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
RSU's outstanding as of December 31, 2022	9,779	$1.10	2.19
Granted	13,633	0.74
Vested	(9,309)	0.89
Forfeited	(234)	0.97
RSU's outstanding as of December 31, 2023	13,869	0.89	2.29
Granted	21,308	0.45
Vested	(11,463)	0.74
Forfeited	(1,655)	0.60
RSU's outstanding as of December 31, 2024	22,059	$0.57	2.23

For the year ended December 31, 2024, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $0.45, $0.74 and $0.60 per share, respectively. The weighted average grant date fair value of total restricted stock units outstanding at December 31, 2024 was $0.57 per share.

For the year ended December 31, 2023, the weighted average grant date fair value of the restricted stock units granted, vested, and forfeited were $0.74, $0.89 and $0.97 per share, respectively. The weighted average grant date fair value of restricted stock units outstanding at December 31, 2023 was $0.89 per share.

For the years ended December 31, 2024 and 2023, 11,463, and 9,309, restricted stock units were vested, respectively, with an aggregate intrinsic value at the time of vest of $4.3 million and $6.4 million, respectively.

The total fair value of the restricted stock units that vested during 2024 and 2023 were approximately $8.5 million and $8.3 million, respectively.

The aggregate intrinsic value of the restricted stock units currently outstanding at December 31, 2024 was $11.5 million.

Employee stock-based compensation expense for restricted stock units granted to employees for the years ended December 31, 2024 and 2023, respectively, is as follows (in thousands):

	December 31,
	2024	2023
Cost of sales	$110	$63
Research and development	1,745	1,523
Selling, general and administrative	6,624	6,429
Total stock-based compensation expense related to RSUs	$8,479	$8,015

As of December 31, 2024, there was $11.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 2.23 years.

16.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax assets (liabilities) at December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities)	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$152,908	$139,610
Capitalized start-up costs	4,999	5,721
Research and development credit carryforwards	17,057	15,326
Research and development expenditures	20,490	16,284
Stock-based compensation	1,501	1,684
Fair value of derivative liability	—	22
Other	4,146	3,181
Gross total deferred tax assets	201,101	181,828
Valuation allowance	(199,455)	(179,517)
Total deferred tax assets	$1,646	$2,311
Deferred tax liabilities:
Right of use asset amortization	(1,601)	(1,774)
Amortization of debt discount	(45)	(537)
Total deferred tax liabilities	(1,646)	(2,311)
Net deferred tax assets (liabilities)	$—	$—

The net change in valuation allowance for the years ended December 31, 2024 and 2023 was a net increase of $19.9 million and $16.3 million, respectively.

The increase in valuation allowance is primarily due to deferred tax assets generated from net operating losses, research and experimental costs capitalized, and tax credits generated in 2024. This increase in valuation allowance is based on management's assessment that it is not more likely than not that the Company will realize these deferred tax assets. At December 31, 2024, the Company had gross federal and state NOL carryforwards of $703.3 million and $89.7 million, respectively and research and experimental credit carryforwards of $17.1 million. Research and experimental credit carryforwards will expire in varying amounts between 2025 and 2044. Federal NOL carryforwards in the amount of $193.3 million will expire in varying amounts between 2025 and 2037. Federal NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period, although limited to eighty percent of taxable income annually. State NOLs have various expiration dates beginning in 2032. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and experimental credit carryforwards which can be available in future years.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for years ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2024	2023
Tax at U.S. Federal Statutory rate	21.00%	21.00%
State taxes, net	0.47	0.25
Research and development credit	2.20	3.83
State tax rates changes	4.54	(1.75)
Convertible debt transactions	—	5.73
Equity based compensation	(1.14)	(0.62)
Officers compensation	(0.76)	(0.99)
Other	(0.95)	(0.75)
(Increase) decrease in valuation allowance	(25.36)	(26.70)
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax assets (liabilities) are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

A breakdown of the Company’s uncertain tax positions during 2024 and 2023 is as follows (in thousands):

	2024	2023
Gross unrecognized tax benefit at beginning of year	$3,832	$3,280
Increase from tax positions taken in prior years	—	(27)
Increase from tax positions in current year	497	617
Lapse of statute of limitations / expiration	(65)	(38)
Gross unrecognized tax benefit at end of year	$4,264	$3,832

During 2023 and 2024, the Company incurred no significant amounts related to penalties and interest for filed tax returns due to taxing authorities.

If recognized, the entire amount of gross unrecognized tax benefit would favorably affect the effective income tax rate, although, due to the Company’s valuation allowance there would be no net impact. The Company does not expect a significant change in its unrecognized tax positions to occur in the next twelve months.

The Company’s U.S. Federal and state income tax returns from 2004 to 2024 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s board of directors. The Company entered into a financing agreement with PHC on August 9, 2020 (see Note 13 for further discussion of the PHC Notes). Ascensia, through the ownership interests of its parent company, PHC, is a related party. For the year ended December 31, 2024, revenue from Ascensia was $18.5 million and the amount due from Ascensia was $4.9 million as of December 31, 2024. At December 31, 2024, the Company had commissions due to Ascensia in the amount of $1.2 million, estimated replacement obligations under warranties in the amount of $0.3 million and other amounts due to Ascensia of $0.3 million. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.1 million for the year ended December 31, 2024 under this arrangement.

For the year ended December 31, 2023, revenue from Ascensia was $20.7 million and the amount due from Ascensia was $3.7 million as of December 31, 2023. At December 31, 2023 the Company had estimated replacement obligations under warranties in the amount of $0.5 million and other amounts due to Ascensia of $0.5 million. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia $0.6 million for the year ended December 31, 2023 under this arrangement.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$70,613	70,613	—	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$72,953	72,953	—	—
Commercial paper	7,598	—	7,598	—
Corporate debt securities	7,982	—	7,982	—
Government and agency securities	18,167	18,167	—	—
Liabilities
Embedded features of the 2025 Notes	102	—	—	102

(1)	Classified as cash and cash equivalents due to their short-term maturity

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Year ended December 31
	2024	2023
Beginning Balance	$102	$52,050
Conversion of financial instruments	—	(1,109)
Gain on change in fair value of derivatives	(102)	(50,839)
Ending balance	$—	$102

The recurring Level 3 fair value measurements of the embedded features of the 2025 Notes include the following significant unobservable inputs:

2025 Notes
Unobservable Inputs	Assumptions
Stock price volatility	45.0%
Probabilities of conversion provisions	10.0 - 90.0%
Credit spread	14.30%

Significant changes to these assumptions would result in increases/decreases to the fair value of the liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3.

19. Segment Information

The Company views its operations and manages its business in one operating segment, which also represents one reportable segment which derives its revenues from diabetes products and services. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company CODM, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

The CODM assesses performance for the segment based on net loss, which is reported in the consolidated statements of operations and comprehensive loss and uses the financial information in deciding on how to invest into the Company. The measure of segment assets reported on the balance sheets as total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
(in thousands)	2024	2023
Revenue	$22,472	$22,390
Less:
Cost of goods sold	(21,939)	(19,299)
Sales and marketing expenses	(7,268)	(5,435)
Research and development expenses	(41,144)	(48,752)
General and administrative expenses	(26,963)	(24,507)
Other segment items(1)	(3,774)	15,211
Net loss	$(78,616)	$(60,392)

(1)	Other segment items include interest income, interest expense, exchange related gains, gains on changes in fair value, and other income, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

20. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the periods ended December 31, 2024 and 2023 has no such contingencies.

21. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

As previously disclosed in Note 13, on January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million. The conversion option expired unexercised.

On January 31, 2025, Energy Capital converted its 12,000 shares of Series B Preferred Stock to common stock. The Company issued 30,372,058 shares of common stock to Energy Capital upon the conversion of the Series B Preferred Shares.

Subsequent to December 31, 2024, and through February 28, 2025, the Company received approximately $26.1 million in proceeds (net of commissions) from the sale of 27,628,704 shares of common stock under the Equity Distribution Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we are no longer an emerging growth company and adapted our system of internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, we did not identify any material weakness in our internal control over financial reporting at December 31, 2024.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024 due to the Company’s SOX 404(b) exemption based on Smaller Reporting Company status.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.7		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on March 23, 2016).
3.8		Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 5, 2021).
4.1

Registration Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.2

Investor Rights Agreement, dated as of August 9, 2020, by and between the Registrant and PHC Holding Corporation (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 31, 2020).

4.3	*	Description of Senseonics Holdings, Inc. Common Stock

Exhibit Number	Description of Document
4.4

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

10.21#

Third Amendment to Collaboration and Commercialization Agreement, by and between the Subsidiary and Ascensia Diabetes Care Holdings AG, dated as of April 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on August 8, 2024).

10.22

2023 Commercial Equity Plan, dated as of January 10, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-269177 filed with the Commission on January 10, 2023).

10.23

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

10.26

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Senseonics Holdings, Inc. 2023 Commercial Equity Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-269177) filed with the Commission on January 10, 2023).

10.27

Common Stock Purchase Warrant, dated April 1, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.28

Securities Purchase Agreement dated October 24, 2024 between Senseonics Holdings, Inc. and the purchasers party thereto. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on October 28, 2024).

10.29+

Non-Employee Director Compensation Policy (As amended on May 25, 2021) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on May 9, 2023).

Exhibit Number	Description of Document
10.30

Loan and Security Agreement, dated September 8, 2023, by and among the Company and Hercules Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 11, 2023).

10.31	Form of Warrant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 11, 2023).
10.32	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form -K (File No. 001-37717) filed with the Commission on October 28, 2024).
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
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

97.1	Incentive Compensation Recoupment Policy, approved October 25, 2023, incorporated by reference to Exhibit 97.1 of the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2024.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Date: March 3, 2025

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 3, 2025
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ RICK SULLIVAN	Chief Financial Officer	March 3, 2025
Rick Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 3, 2025
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 3, 2025
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 3, 2025
Edward J. Fiorentino

/s/ Douglas S. Prince	Director	March 3, 2025
Douglas S. Prince

/s/ Douglas A. roeder	Director	March 3, 2025
Douglas A. Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 3, 2025
Francine Kaufman, M.D.

/s/ SHARON D. LARKIN	Director	March 3, 2025
Sharon D. Larkin

/s/ koichiro sato	Director	March 3, 2025
Koichiro Sato

/s/ BRIAN HANSEN	Director	March 3, 2025
Brian Hansen