Form 10-Q
period 2025-03-31
Senseonics Holdings, Inc.
filed 2025-05-08
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

There were 654,291,100 shares of common stock, par value $0.001, outstanding as of May 2, 2025.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$39,311	$74,597
Restricted cash	315	315
Short term investments, net	24,926	—
Accounts receivable, net	1,778	1,365
Accounts receivable, net - related parties	2,747	4,921
Inventory, net	4,510	4,421
Prepaid expenses and other current assets	4,786	5,819
Total current assets	78,373	91,438

Deposits and other assets	4,835	4,926
Property, equipment and intangible assets, net	4,003	4,074
Total assets	$87,211	$100,438
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,007	$3,205
Accrued expenses and other current liabilities	7,309	13,636
Accrued expenses and other current liabilities, related parties	2,068	1,870
Notes payable, current portion, net	—	20,138
Total current liabilities	11,384	38,849

Long-term debt and notes payables, net	34,961	34,703
Non-current operating lease liabilities	5,669	5,785
Total liabilities	52,014	79,337

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 and 12,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	37,656
Total temporary equity	—	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 1,400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 654,216,092 shares and 595,351,210 shares issued and outstanding as of March 31, 2025 and December 31, 2024	654	595
Additional paid-in capital	996,679	930,724
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(962,133)	(947,874)
Total stockholders’ equity (deficit)	35,197	(16,555)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$87,211	$100,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue, net	$1,810	$589
Revenue, net - related parties	4,447	4,458
Total revenue	6,257	5,047
Cost of sales	4,752	4,712
Gross profit	1,505	335

Expenses:
Research and development expenses	7,299	10,438
Selling, general and administrative expenses	7,694	8,129
Operating loss	(13,488)	(18,232)
Other (expense) income, net:
Interest income	675	1,384
Interest expense	(1,429)	(2,047)
Other (expense) income	(17)	18
Total other (expense) income, net	(771)	(645)

Net Loss	(14,259)	(18,877)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(3)	9
Other comprehensive (loss) gain	(3)	9
Total comprehensive loss	$(14,262)	$(18,868)

Basic net loss per common share	$(0.02)	$(0.03)
Basic weighted-average shares outstanding	718,877,606	614,588,546

Diluted net loss per common share	$(0.02)	$(0.03)
Diluted weighted-average shares outstanding	718,877,606	614,588,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

				Accumulated			Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended March 31, 2024:
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	108	—	(1)	—	—	(1)	—
Issuance of common stock for vested RSUs and ESPP purchases	368	—	96	—	—	96	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Stock-based compensation expense	—	—	1,801	—	—	1,801	—
Shares withheld related to net share settlement of equity awards	(22)	—	(11)	—	—	(11)	—
Net loss	—	—	—	—	(18,877)	(18,877)	—
Other comprehensive gain	—	—	—	9	—	9	—
Balance, March 31, 2024	530,818	$530	$906,569	$(2)	$(888,135)	$18,962	$37,656

Three months ended March 31, 2025:
Balance, December 31, 2024	595,351	$595	$930,724	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	30,372	30	37,626	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	28,212	28	26,428	—	—	26,456	—
Issuance of common stock for vested RSUs and ESPP purchases	281	1	61	—	—	62	—
Stock-based compensation expense	—	—	1,840	—	—	1,840	—
Net loss	—	—	—	—	(14,259)	(14,259)	—
Other comprehensive loss	—	—	—	(3)	—	(3)	—
Balance, March 31, 2025	654,216	$654	$996,679	$(3)	$(962,133)	$35,197	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(14,259)	$(18,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	384	169
Non-cash interest expense (debt discount and deferred costs)	518	906
Net amortization of premiums and accretion of discounts on marketable securities	(39)	(108)
Stock-based compensation expense	1,840	1,801
Provision for inventory obsolescence and losses	147	40
Other	111	173
Changes in assets and liabilities:
Accounts receivable	1,650	744
Prepaid expenses and other current assets	1,033	(168)
Inventory	(236)	773
Deposits and other assets	—	20
Accounts payable	(852)	(3,913)
Accrued expenses and other liabilities	(5,655)	(1,416)
Accrued interest	(491)	(182)
Payments on lease liabilities	(231)	(224)
Net cash used in operating activities	(16,080)	(20,262)
Cash flows from investing activities
Capital expenditures	(434)	(316)
Purchase of marketable securities	(24,891)	—
Proceeds from sale and maturity of marketable securities	—	25,695
Net cash (used in) provided by investing activities	(25,325)	25,379
Cash flows from financing activities
Proceeds from issuance of common stock, net	26,456	(1)
Proceeds from exercise of stock options and ESPP issuances, net	62	96
Proceeds from issuance of term loan, net	—	9,950
Taxes paid related to net share settlement of equity awards	—	(11)
Repayment of 2025 Notes	(20,399)	—
Net cash provided by financing activities	6,119	10,034
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,286)	15,151
Cash, cash equivalents, and restricted cash at beginning of period	74,912	75,709
Cash, cash equivalents, and restricted cash at ending of period	$39,626	$90,860

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,402	$1,323
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	74	22
Issuance of common stock upon conversion of preferred shares	30,372	—
Issuance of warrants for Loan and Security Agreement	—	149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

2.	Liquidity, Capital Resources, and Going Concern

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the three months ending March 31, 2025, the Company had a net loss of $14.3 million and an accumulated deficit of $962.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of March 31, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $64.2 million.

The Company’s ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our implantable CGM, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities and continued development of the Gemini product, Freedom product and other future products, will require significant uses of working capital through 2025 and beyond.

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

Actions taken by the Company with regards to liquidity and to manage our cash flows during the years ended December 31, 2023 and 2024 and three months ended March 31, 2025, included, but were not limited to the following:

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC (“Jefferies”), as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of March 31, 2025, the Company has received approximately $30.8 million in net proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2025, and December 31, 2024, results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. The interim results for March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its VIEs. All intercompany balances and transactions are eliminated upon consolidation.The Company views its operations and manages its business in one segment, diabetes products and services. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

In November 2024, Eon Management Services, LLC entered into management services agreements (the “Administrative Agreement”) for an initial fixed term of 10 years with several professional corporations created to support patient access to the Eversense Systems by contracting nurse practitioners and other healthcare professionals to perform Eversense insertion procedures and other clinical activities. Eon Care Clinicians PC, Eon Care Clinicians of NJ PC, and Eon Care Clinicians of CA PC (collectively referred to as the “Eon Care PCs”) are the professional corporations that were established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets and definite-lived intangible assets, deferred taxes and valuation allowances, fair value of investments, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

4. Revenue Recognition

The Company generates product revenue from sales of the Eversense Systems and related components and supplies to Ascensia Diabetes Care Holdings AG (“Ascensia”), through a collaboration and commercialization agreement (the “Commercialization Agreement”), third-party distributors outside the United States and to strategic fulfillment partners in the United States, who then resell the products to health care providers and patients, or directly to health care systems and health care providers (collectively, the “Customers”). Customers pay the Company for sales, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense Systems and related components and supplies through a consignment model with our network of healthcare professionals and revenue is recognized when the product is consumed by a patient. The Company’s policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$4,495	71.8%
Outside of the United States	1,762	28.2
Total	$6,257	100.0%

	Three Months Ended
	March 31, 2024
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$3,677	72.8%
Outside of the United States	1,370	27.2
Total	$5,047	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value. Included in accounts receivable, net as of March 31, 2025 and December 31, 2024 are unbilled accounts receivable of $0.8 million and less than $0.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $0.9 million for each of the periods ending March 31, 2025 and December 31, 2024, which are related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

For the three months ended March 31, 2025 and 2024, the Company derived 71% and 88%, respectively, of its total revenue from one customer, Ascensia. Revenue earned under consignment arrangements with healthcare providers accounted for 19.6% and 9.8% of total net revenues for the three months ended March 31, 2025 and 2024, respectively. Ascensia earns a commission on sales made through the consignment channel. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below) and the Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”) are included in the number of outstanding shares used for the computation of basic net loss per share for the three months ended March 31, 2025 and 2024. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units, stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of stock options and warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if-converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Net loss	$(14,259)	$(18,877)
Basic weighted average common shares outstanding	718,877,606	614,588,546
Net loss per share:
Basic and diluted	(0.02)	(0.03)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based awards	37,757,133	30,247,442
2025 Notes	—	15,622,814
Series B Preferred Stock	—	30,372,058
Warrants	47,154,786	1,608,070
Total anti-dilutive shares outstanding	84,911,919	77,850,384

6. Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$2,746	$3,984
Money market funds	36,565	70,613
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$39,626	$74,912

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$2,219	$1,695
Accounts receivable - related parties	2,747	4,921
Less: allowance for credit losses	(441)	(330)
Total accounts receivable, net	$4,525	$6,286

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$1,798	$781
Work-in-process	2,329	3,213
Raw materials	383	427
Total	$4,510	$4,421

The Company charged $0.1 million in cost of sales for the three months ended March 31, 2025 and $4.3 million in cost of sales for the year ended December 31, 2024 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. Costs incurred in 2024 were primarily write offs of our existing Eversense E3 following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales for the year ended December 31, 2024 due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses and this has resulted in lower cost of sales as the pre-clearance inventory is sold to customers. The total product costs expensed to research and development expenses prior to the clearance were $1.9 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the three months ended March 31, 2025 would have been approximately $0.4 million higher, for a total cost of sales of $5.1 million. The previously expensed inventory also reduced our cost of sales for the year ended December 31, 2024 by approximately $1.6 million. As of March 31, 2025, this inventory has been substantially consumed and we do not anticipate a material impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Property and equipment
Machinery and laboratory equipment	$3,254	$3,156
Office furniture and equipment	606	606
Leasehold improvements	2,193	2,201
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(2,850)	(2,689)
Property, equipment and intangible assets, net	$4,003	$4,074

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$7,699	$—	$(3)	$7,696
Government and agency securities	17,230	—	—	17,230
Total	$24,929	$—	$(3)	$24,926

There were no marketable securities held as of December 31, 2024.

The following are the scheduled maturities as of March 31, 2025 (in thousands):

	Net	Fair
	Carrying Amount	Value
2025 (remaining nine months)	$24,929	$24,926
Total	$24,929	$24,926

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at March 31, 2025 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Tax credits receivable(1)	$1,793	$1,793
Contract manufacturing (2)	1,313	2,720
Insurance	642	97
Clinical and Preclinical	639	689
IT and software	161	228
Rent and utilities	99	99
Sales and marketing	73	104
Accounting and audit	—	71
Other	66	18
Total prepaid expenses and other current assets	$4,786	$5,819

(1)	Refundable employee retention credits, enacted under the CARES Act.
(2)	Includes deposits to contract manufacturers for manufacturing process

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development	$2,849	$3,416
Compensation and benefits	1,589	5,311
Contract manufacturing	1,413	1,813
Sales and marketing services	1,310	1,287
Professional and administrative services	894	1,587
Operating lease	445	429
Product warranty and replacement obligations	411	406
Interest on notes payable	298	789
Accrued construction and renovation costs	64	397
Other	104	71
Total accrued expenses and other current liabilities	$9,377	$15,506

10.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease expiring May 31, 2033. The Company has one option to extend the term for an additional period of five years beginning on June 1, 2033. The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred rent.

Operating lease expense was $0.2 million for each of the three months ended March 31, 2025 and 2024.

The following table summarizes the lease assets and liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2025	2024
Assets
Operating lease ROU assets	Deposits and other assets	$4,746	$4,837
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$445	$429
Non-current operating lease liabilities	Non-current operating lease liabilities	5,669	5,785
Total operating lease liabilities		$6,114	$6,214

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of March 31, 2025 (in thousands):

2025 (remaining 9 months)	$708
2026	967
2027	996
2028	1,026
2029	1,057
Thereafter	3,851
Total	8,605
Less: Present value adjustment	(2,491)
Present value of lease liabilities	$6,114

The following table summarizes the weighted-average lease term and weighted-average discount rate as of March 31, 2025:

Remaining lease term (years)	2025
Operating leases	8.2
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2025, and for the twelve months ended December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Balance at beginning of the period	$406	$514
Provision for warranties during the period	112	311
Settlements made during the period	(107)	(419)
Balance at end of the period	$411	$406

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

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Loan and Security Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Effective Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Effective Date, and 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the Effective Date and prior to the Maturity Date. In addition, the Company paid $425,000 in facility fees upon drawing Tranche 1 Loan and Tranche 2 Loan. The Company will pay additional facility charges in connection with any borrowing of the Tranche 3 Loan, in the amount of 0.50% of the amount. The Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.95% of the aggregate principal amount of loan advances actually made under the Loan and Security Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The end of term fee is accreted to interest expense over the term of the loans.

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

In addition, the Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of March 31, 2025.

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

Registered Direct Offering

On October 24, 2024, the Company completed a registered direct securities offering (the “2024 Registered Direct Offering”) to certain institutional investors in which we issued and sold 45,714,286 shares of common stock at $0.35 per share and simultaneously issued warrants (“PP Warrants”) to these investors in a private placement to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants are non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

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

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 2025 Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the 2025 Notes (the “Exchanged Notes”) for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchanged Shares”). The number of Exchanged Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 35.1 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. The fair value of the derivative at December 31, 2024 was $0.0 million. On January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million. The conversion option expired unexercised.

Stock Purchase Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2025 (in thousands). This table does not include the PHC Exchange Warrant or the PHC Purchase Warrant (described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $.001 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2024	47,154,786	$0.35 to $3.86	$0.37
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding, March 31, 2025	47,154,786	0.35 to $3.86	0.37

*Exercisable, March 31, 2025	1,440,500	$0.5749 to $3.86	$1.01

Weighted Average Remaining Life, March 31, 2025 (years)	5.07
Weighted Average Remaining Life, Exercisable, March 31, 2025 (years)	4.82

*The PP Warrants (described below) were issued on October 24, 2024 and are not exercisable until the six-month anniversary of the issuance date (i.e., April 28, 2025) and expire on April 29, 2030.

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

On March 13, 2023, we issued and sold to PHC a warrant to purchase 15,425,750 shares of common stock for $15.0 million (the “Purchase Warrant”). The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per share (“the Purchase Warrant Shares”). All or any part of the Purchase Warrant is exercisable by PHC at any time and from time to time.

In March 2023, we entered into an exchange agreement with PHC, pursuant to which PHC exchanged $35.0 million aggregate principal amount of the PHC Notes, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 68,525,311 shares of common stock (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.001 per PHC Exchange Warrant Share. All or any part of the PHC Exchange Warrant is exercisable by PHC at any time and from time to time.

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

On October 24, 2024, in connection with the 2024 Registered Direct Offering, the Company issued to the investors in the offering the PP Warrants to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030.

The following carrying amounts were outstanding under the Company’s notes payable as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Loan and Security Agreement	35,000	186	(225)	34,961

	December 31, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(256)	(5)	20,138
Loan and Security Agreement	35,000	(49)	(248)	34,703
(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended March 31, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	5	306
Loan and Security Agreement	9.90%	866	234	23	1,123
Total		911	490	28	1,429

	Three Months Ended March 31, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	268	668	11	947
Loan and Security Agreement	9.90%	873	212	15	1,100
Total		1,141	880	26	2,047

(1)	Includes accretion of end of term fees payable at maturity

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of March 31, 2025 (in thousands):

2026	12,996
2027	24,437
Total	$37,433

13.	Stockholders’ Equity

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares of the Company’s common stock will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed by the Company with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of March 31, 2025, the Company has received approximately $30.8 million in net proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of March 31, 2025, 50,657,859 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2025, 509,362 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of March 31, 2025, 9,397,500 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of March 31, 2025, there were 28,299,743 shares of common stock available for issuance under the 2016 ESPP. For the three months ended March 31, 2025, there were purchases of 174,945 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 683,312 shares of the Company’s common stock underlying options remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$34,575	34,575	—	—
Commercial paper (≤ 3 months)	1,990	—	1,990	—
Short Term Investments
Commercial paper (>3 months)	$7,696	—	7,696	—
Government and agency securities (>3 months)	17,230	17,230	—	—

	December 31, 2024
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$70,613	70,613	—	—

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2025 or 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at March 31, 2025 and December 31, 2024.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s Board of Directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023. Ascensia, through the ownership interests of its parent company, PHC, is a related party.

Revenue from Ascensia during the three months ended March 31, 2025 and 2024 was $4.4 million and $4.5 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia less than $0.1 million during each of the three months ended March 31, 2025 and 2024 under this arrangement.

The amount due from Ascensia as of March 31, 2025 and December 31, 2024 was $2.7 million and $4.9 million, respectively. The amount due to Ascensia as of March 31, 2025 and December 31, 2024 was $2.1 million and $1.8 million, respectively.

18. Segment Information

The Company views its operations and manages its business in one operating segment, which also represents one reportable segment which derives its revenues from diabetes products and services. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

The CODM assesses performance for the segment based on net loss, which is reported in the consolidated statements of operations and comprehensive loss and uses the financial information in deciding on how to invest into the Company. The measure of segment assets is reported on the balance sheets as total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ending March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$6,257	$5,047
Less:
Cost of sales	4,752	4,712
Sales and marketing expenses	1,743	1,527
Research and development expenses	7,299	10,438
General and administrative expenses	5,951	6,602
Other segment items (1)	771	645
Net Loss	$(14,259)	$(18,877)

(1)Other segment items include interest income, interest expense, other income, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated VIEs.

Overview

We are a medical technology company focused on the development and manufacturing of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024.

Our net revenues are derived from sales of the Eversense Systems, which includes the Eversense sensor pack containing the sensor, insertion tool, and adhesive patches, the Eversense smart transmitter pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

We primarily sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense Systems to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. Sales of the Eversense Systems are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense Systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated global payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors expansions became effective in 2024. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. We have been working with payors to transition their policies to Eversense 365 and have confirmed immediate coverage policy transition from select payors.

In February 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants was left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us the confidence to start the ENHANCE pivotal study of Eversense 365. The ENHANCE pivotal study of Eversense 365 completed enrollment, the last patient of the adult cohort completed the study, and we completed our analysis of the data. Based on this analysis, we determined to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024, this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and Eversense 365 was cleared for sale in the United States.

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics various CGM systems, including 90-day Eversense (“Eversense 90”), 180 day Eversense XL (“Eversense XL”), Eversense E3, Eversense 365 and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of Eversense 90 measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”), of 8.5% utilizing two calibration points for Eversense 90 across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”) application to the FDA to market Eversense 90 in the United States for 90-day use. In June 2018, we received PMA approval from the FDA for the Eversense 90 system. In July 2018, we began distributing the 90-day Eversense 90 system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense 90 sensor.

In December 2018, we initiated the PROMISE pivotal clinical trial to evaluate the safety and accuracy of Eversense 90 for a period of up to six months in the United States and on September 30, 2019, we completed enrollment of the PROMISE trial. In the trial, we observed performance matching that of the then current Eversense 90 available in the United States, with a MARD of 8.5%. This result was achieved with reduced calibration, down to one per day, while also doubling the sensor life to six months. Following the results of the PROMISE trial, on September 30, 2020, a PMA supplement application to extend the wearable life of Eversense 90 to six months was submitted to the FDA. In February 2022, the extended life Eversense E3 was approved by the FDA.

In June 2019, we received FDA approval for the non-adjunctive indication (dosing claim) for Eversense 90 and launched with an updated app in December 2019. With this approval, Eversense 90 can be used as a therapeutic CGM to replace fingerstick blood glucose measurement for treatment decisions, including insulin dosing.

On February 26, 2020, we announced that the FDA approved a subgroup of PROMISE trial participants to continue for a total of 365 days to gather feasibility data on the safety and accuracy of a 365-day sensor. This sub-set of 30 participants were left undisturbed for 365 days with the goal of measuring accuracy and longevity over the full 365 days. Information gathered from this sub-set and additional development efforts provided us with the confidence to start the Pivotal study for Eversense 365.

In April 2020, we announced that we received an extension to our CE Certificate of Conformity in the European Economic Area (“EEA”) such that the Eversense XL is no longer contraindicated for MRI, which means the sensor does not need to be removed from under the skin during MRI scanning. We had previously obtained this indication for Eversense XL in the United States in 2019. This MRI approval is a first for the CGM category, as all other sensors are required to be removed during an MRI scan.

On August 9, 2020, we entered into a commercialization and collaboration agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense 90 and Eversense E3 worldwide, with certain initial exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the Eversense 90 product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for Eversense 90 during the second quarter of 2021.

In February 2022, we received approval from the FDA for Eversense E3. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology doubles the sensor life to six months with MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

The ENHANCE clinical study was initiated as a pivotal study with the purpose of gathering additional clinical data to support an integrated continuous glucose monitoring (“iCGM”) submission for Eversense E3 using the SBA technology. In March 2022, we extended the ongoing ENHANCE clinical study to evaluate the safety and accuracy of Eversense 365 for a period of up to one year in the United States. In September 2022, we completed enrollment of the ENHANCE study and the last patient of the adult cohort completed the study in the third quarter of 2023. In November 2022, we submitted and in the first quarter of 2023 we received approval of an investigational device exemption (“IDE”) for the enrollment of a pediatric cohort in the ENHANCE study. In 2023 the data gathered in the ENHANCE study supported the iCGM submission and in April 2024, Eversense 365 was authorized to be marketed as an iCGM through the FDA’s De Novo pathway, by establishing the special controls that will serve as a predicate device for 510(k) submissions in the future. Based on the analysis of the ENHANCE Pivotal study data, the decision was made to advance to the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024, this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and Eversense 365 product was cleared for sale in the United States. Ascensia began commercializing Eversense 365 in the United States during the fourth quarter of 2024.

In an effort to accelerate Ascensia’s commercialization efforts and address challenges to Eversense adoption, in April 2024 and July 2024, we established new legal entities, Eon Care Services, LLC and Eon Management Services, LLC, (collectively “Eon Care PCs”), which were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with the Eon Care PCs, which are consolidated as VIEs. The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense systems by providing convenient Eversense insertion and training services. The Company expects established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future.

We have also sought to complement Ascensia’s commercialization efforts by establishing a consignment program, whereby we sell the Eversense system and related components and supplies through a network of healthcare professionals, and supporting certain commercial programs such as direct to consumer (“DTC”) spending, certain key account activities, and market access support. Although the rate of Eversense adoption has increased following these initiatives, as well as the regulatory approval of Eversense 365, we continue to work closely with Ascensia to accelerate commercialization and adoption of our product. We regularly engage in discussions with Ascensia regarding the market opportunity for Eversense, the degree of our respective spending on commercialization and the potential impact of greater commercial support on product uptake. We also regularly assess with Ascensia ways in which we can modify our plans and expand or introduce new commercial activities to accelerate commercialization and product adoption.

In July 2024, we began first-in-human testing for the Gemini product. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing will be utilized for an IDE submission anticipated in the second half of 2025.

European Commercialization of Eversense

In September 2017, we affixed the CE mark for Eversense XL which indicates that the product may be sold freely in any part of the EEA. Eversense XL is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In June 2022, we affixed the CE mark to Eversense E3, and Ascensia began commercialization in European markets during the second half of 2022. We plan to submit for CE mark authorization of Eversense 365 in the first quarter of 2025.

In February 2025, we submitted Eversense 365 to our notified body for CE Mark approval. The submission was prepared in compliance with the EU medical device regulation and, upon approval, would enable the commercialization of Eversense 365 in European Union member countries. Following CE Mark approval, if received, we plan to launch Eversense 365 with our global commercial partner, Ascensia, in the second half of 2025.

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

Under the consignment model, small quantities of inventory are held at healthcare provider locations to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. For the three months ended March 31, 2025 and 2024, the Company derived 19.6% and 9.8% of total revenue, respectively from consignment sales.

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

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value and relate to the timing of billings and revenue share variable consideration from the Commercialization Agreement.

Concentration of Revenue and Customers

For the three months ended March 31, 2025 and 2024, the Company derived 71% and 88%, respectively, of its total revenue from one customer, Ascensia. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense system components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$4,495	71.8%
Outside of the United States	1,762	28.2
Total	$6,257	100.0%

	Three Months Ended
	March 31, 2024
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$3,677	72.8%
Outside of the United States	1,370	27.2
Total	$5,047	100.0%

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Period-to-
	2025	2024	Period Change

	(in thousands)		(in thousands)
Revenue, net	$1,810	$589	$1,221
Revenue, net - related parties	4,447	4,458	(11)
Total revenue	6,257	5,047	1,210
Cost of sales	4,752	4,712	40
Gross profit	1,505	335	1,170

Expenses:
Research and development expenses	7,299	10,438	(3,139)
Selling, general and administrative expenses	7,694	8,129	(435)
Operating loss	(13,488)	(18,232)	4,744
Other (expense) income, net:
Interest income	675	1,384	(709)
Interest expense	(1,429)	(2,047)	618
Other (expense) income	(17)	18	(35)
Total other (expense) income, net	(771)	(645)	(126)
Net Loss	$(14,259)	$(18,877)	$4,618

Total revenue

Our total revenue increased to $6.3 million for the three months ended March 31, 2025, compared to $5.0 million for the three months ended March 31, 2024, an increase of $1.3 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand.

Cost of sales and gross profit

Our cost of sales increased to $4.8 million for the three months ended March 31, 2025, compared to $4.7 million for the three months ended March 31, 2024 and our gross profit increased to $1.5 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024. Gross profit as a percentage of revenue, or gross margin, was 24.1% and 6.6% for the three months ended March 31, 2025, and March 31, 2024, respectively. The improvement in gross margin was primarily driven by manufacturing costs previously expensed to research and development expenses prior to receiving FDA approval for the 365-day product, if we were to have included these costs previously expensed as a component of costs of sales, our costs of sales would have been $0.4 million higher for the three months ended March 31, 2025. As of March 31, 2025, the pre-approval inventory has been substantially consumed and we do not anticipate a material impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods. In addition, gross margin has increased due to more favorable margins on the 365-day product sales offset by an increase in revenue share to Ascensia under the terms of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $7.3 million for the three months ended March 31, 2025, compared to $10.4 million for the three months ended March 31, 2024, a decrease of $3.1 million. The decrease was driven by a $1.2 million decrease in clinical studies spend, a $0.9 million decrease in contract fabrication costs, and a $1.0 million decrease in personnel and consultant costs. These reductions are primarily driven by the completion of the Eversense 365 CGM system clinical trials and development efforts as well as a reduction in headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.7 million for the three months ended March 31, 2025, compared to $8.1 million for the three months ended March 31, 2024, a decrease of $0.4 million. The decrease was primarily due to a $0.6 million decrease in general and administrative costs, primarily due to lower personnel costs due to restructuring and lower legal expense, offset by a $0.2 million increase in sales and marketing expenses, primarily due to increases in stock-based compensation and sales commission expense.

Total other (expense) income, net

Total other (expense) income, net was ($0.8) million for the three months ended March 31, 2025, compared to other (expense) income, net of ($0.6) million for the three months ended March 31, 2024, an increase in other expense of $0.2 million. The change was primarily due to a decrease in interest income of $0.7 million, partially offset by an increase in interest expense of $0.6 million.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the three months ending March 31, 2025, the Company had a net loss of $14.3 million, and an accumulated deficit of $962.1 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of March 31, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $64.2 million.

In the past two years, we have taken a number of measures to strengthen our financial position, including the repayment of our 2023 Notes, the sale of common stock in the 2024 Registered Direct Offering (as defined below) and related issuance of warrants, the issuance of a pre-funded warrant to PHC for cash in a private placement, the exchange of our PHC Notes for a newly issued pre-funded warrant, the exchange of a portion of our 2025 Notes for cash and common stock in a series of private exchanges and the repayment of the remaining 2025 Notes, the entry into a term loan facility and the issuance of shares of common stock pursuant to an at the market offering program. We have also taken measures to manage our operating expenses, including through a company restructuring in 2024.

On October 24, 2024, the Company completed a registered direct securities offering (the “2024 Registered Direct Offering”) to certain institutional investors in which we issued and sold 45,714,286 shares of common stock at $0.35 per share and simultaneously issued the PP Warrants to these investors in a private placement to purchase an aggregate of 45,714,286 shares of common stock at an exercise price of $0.35 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

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

In August 2023, the Company entered into an Equity Distribution Agreement, (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering, which represented the remaining capacity under our then-existing at the market program with Jefferies LLC, as described below. GS will receive a commission up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. As of March 31, 2025, the Company has received approximately $30.8 million in net proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement.

We do not expect our existing cash and cash equivalents will be sufficient to fund our operations and maintain cash and performance requirements to comply with debt covenants under its Loan and Security Agreement through the first quarter of 2026. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other strategic initiatives. Our ability to continue to fund our operations and meet capital needs will depend on our ability to successfully obtain funding from public or private debt and equity financings and other sources of capital, as further described below under “Funding Requirements and Outlook”.

Indebtedness

Loan and Security Agreement

On September 8, 2023, Company entered into the Loan and Security Agreement with the Lenders and Hercules, pursuant to which the Lenders have agreed to make available to the Company the Term Loan Facility, consisting of (i) an initial Tranche 1 Loan, which was funded on the Effective Date in an amount of $25.0 million and (ii) the Tranche 2 Loan, which was funded on January 2, 2024 in an amount of $10.0 million and Tranche 3 Loan, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. The loans under the Loan and Security Agreement mature on the September 1, 2027.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365 in the United States, will require significant uses of working capital through 2025 and beyond. As of March 31, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $64.2 million.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(16,080)	$(20,262)
Net cash (used in) provided by investing activities	(25,325)	25,379
Net cash provided by financing activities	6,119	10,034
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,286)	$15,151

Net cash used in operating activities

Net cash used in operating activities was $16.1 million for the three months ended March 31, 2025, and consisted of a net loss of $14.3 million and a net change in operating assets and liabilities of $4.8 million (most notably decreases in accrued expenses and other liabilities of $5.7 million and accounts payable of $0.9 million, net of decreases in accounts receivable of $1.7 million and prepaid expenses and other current assets of $1.0 million), partially offset by $1.8 million of stock-based compensation and $1.1 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $20.3 million for the three months ended March 31, 2024, and consisted of a net loss of $18.9 million, a net change in operating assets and liabilities of $4.4 million (most notably increases in accounts payable of $3.9 million and accrued expenses and other liabilities of $1.4 million offset by $0.8 million in inventory and $0.7 million in accounts receivable) and partially offset by $1.8 million of stock-based compensation and $1.2 million related to depreciation/amortization and other non-cash items.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $25.3 million for the three months ended March 31, 2025, and consisted of $24.9 million in purchase of marketable securities and $0.4 million of capital expenditures.

Net cash provided by investing activities was $25.4 million for the three months ended March 31, 2024, and consisted of $25.7 million in proceeds from the sale and maturity of marketable securities, offset by $0.3 million of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2025, and primarily consisted of $26.5 million in proceeds from the issuance of common stock net offset by $20.4 million used to repay the remaining outstanding 2025 Notes.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Company received notice and accepted service of a civil complaint that had been filed in the Western District of Texas and styled Carew ex rel. United States v. Senseonics, Inc., No. SA20CA0657DAE. The complaint was filed by a relator under seal in May 2020 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company’s marketing practices with physicians for its Eversense systems violated the False Claims Act, 31 U.S.C. § 3729 and the Texas Medicaid Fraud Prevention Law, Tex. Hum Res. Code § 36.002. The court granted the Company’s motion to dismiss the complaint on March 31, 2022 but permitted the plaintiff to file an amended complaint. The court dismissed the amended complaint and entered judgment in favor of Senseonics Holdings, Inc. on March 30, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit on April 28, 2023. The appeal was fully briefed, and the case was argued before the Fifth Circuit on February 6, 2024. On February 28, 2024 the Fifth Circuit issued a Per Curiam order affirming the District Court’s decision that Carew failed to state a claim. This order affirms the District Court’s dismissal of the plaintiff’s lawsuit.

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the Inter Partes Review as well as similar Inter Partes Review challenges to these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Review. Should any asserted claim in the three patents survive the invalidity challenge in the Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit.

Except as described above, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes from our risk factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Risks Relating to our Business and our Industry

Our Commercialization Agreement with Ascensia to market Eversense may not be successful.

We have a Commercialization Agreement with Ascensia, pursuant to which we have granted Ascensia the exclusive right to distribute Eversense worldwide, subject to certain exceptions. Pursuant to this agreement, Ascensia has been responsible for the substantial majority of our historical revenue and our success is dependent on Ascensia effectively marketing and selling Eversense. Prior to our Commercialization Agreement with Ascensia, Ascensia had limited experience with marketing durable medical equipment and no experience marketing CGM systems. In order to strengthen commercial execution, in 2024, Ascensia established an independent dedicated business unit responsible for commercializing Eversense, which reports directly to Ascensia’s parent company, PHC Holdings Corporation (“PHC”), and Ascensia engaged a new president of CGM to lead that business unit.

In an effort to accelerate Ascensia’s commercialization efforts, we have taken steps to address challenges to Eversense adoption by establishing Eon Care, which maintains a network of nurses to perform insertions. We have also sought to complement Ascensia’s commercialization efforts by establishing a consignment program, whereby we sell the Eversense system and related components and supplies through a network of healthcare professionals, and supporting certain commercial programs such as direct to consumer (DTC) spending, certain key account activities, and market access support. Although the rate of Eversense adoption has increased following these initiatives, as well as the regulatory approval of Eversense 365, we continue to work closely with Ascensia to accelerate commercialization and further adoption of our product.

The Commercialization Agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets outlined in the agreement, we will only have the right to convert Ascensia’s exclusive rights to nonexclusive rights. We regularly engage in discussions with Ascensia regarding the market opportunity for Eversense, the degree of spending on commercialization, and the potential impact of greater commercial support on product uptake. We also assess ways in which we can modify our plans and expand or introduce new commercial activities to accelerate commercialization and product adoption. As of the date of this report, we are assessing spending against targets for Ascensia’s fiscal year ended March 31, 2025, collaborating to determine what adjustments may be required in commercial support to better pursue the potential of Eversense, and considering any constraints to such support. If we and/or Ascensia were to elect to modify our Commercialization Agreement or other commercial arrangements, such changes could subject us to additional risks or uncertainties associated with product commercialization.

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

Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	obtain regulatory clearance, certification or approval to commercialize our products;
●	perform clinical trials with respect to current Eversense or future versions of Eversense;

●	implement and execute our business strategy;
●	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
●	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
●	manage expanding operations;
●	manage and secure effective sales of our product through our collaboration with Ascensia, including its establishment of required commercial infrastructure in the U.S. and elsewhere, and its adapting to a new product category in which it has limited experience;
●	expand the capabilities and capacities of our third-party manufacturers, including increasing production of current products efficiently and having our vendors adapt their manufacturing facilities to the production of new products;
●	respond effectively to competitive pressures and developments;
●	enhance Eversense and develop future versions of Eversense; and
●	attract, retain and motivate qualified personnel in various areas of our business.

Due to our limited operating history as a commercial-stage company, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that may face our business. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. Additionally, if our collaboration with Ascensia were to be modified, we could seek to take a greater role in the commercialization of Eversense, which would subject us to additional risks and uncertainties associated with those activities. As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.

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

Our revenue is dependent on the success of Ascensia in commercializing our product and its future versions. Our product is a new product for Ascensia globally and they must continue to establish certain functions of their U.S. commercial organization to successfully market and sell our CGM system. Ascensia’s continued organizational development of its sales and marketing capabilities will be critical to successful commercialization of our Eversense systems. If Ascensia is unable to maintain effective sales, marketing and other functions that are required to support the product, or achieve the increased levels of commercial support needed to support product expansion, it will have a materially negative impact on our net revenues from Eversense. As of the date of this report, we are assessing spending against targets for Ascensia’s fiscal year ended March 31, 2025, collaborating to determine what adjustments may be required in commercial support to better pursue the potential of Eversense, and considering any constraints to such support. If we and/or Ascensia were to elect to modify our Commercialization Agreement or other commercial arrangements, such changes could subject us to additional risks or uncertainties associated with product commercialization.

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

Our collaboration agreement with Sequel Med Tech may not lead to the benefits that we anticipate.

In April 2025, we entered into a collaboration agreement with Sequel Med Tech (the “Sequel Collaboration”), for the purpose of integrating the companies’ technologies to jointly create the first ever automated insulin delivery system with a once-yearly CGM. The development program seeks to integrate Eversense 365 and Sequel’s twiist™ automated insulin delivery system to enable improved outcomes for people living with diabetes. We currently expect the integration of the companies’ products to be available to consumers in the third quarter of 2025. The Sequel Collaboration subjects us to additional risks in our business operations, including but not limited to:

●	costs and expenses associated with the Sequel Collaboration, including the possibility that the costs associated with the integration of the companies’ technologies materially exceed our current expectations;
●	potential distraction from other development priorities that may provide more value to the Company;
●	the possibility that either party to the Sequel Collaboration may not devote sufficient financial or other resources to the collaboration, including as a result of changes to corporate priorities;
●	potential technological challenges that may be experienced in the course of the collaboration, which could delay the technology integration or prevent it from being completed at all;
●	potential claims for infringement, misappropriation or violation of intellectual property rights of others, which could expose us to potential litigation or other legal proceedings;
●	the potential for disputes to arise between the Company and Sequel Med Tech regarding the integration of the companies’ technologies or other aspects of the Sequel Collaboration; and
●	compliance with regulatory and legal requirements.

In addition, there is no guarantee that the Sequel Collaboration will result in the financial and economic benefits we anticipate. Any of the risks listed above and other risks may cause a delay in the technology integration under the Sequel Collaboration or even prevent us from completing the project altogether. If the Sequel Collaboration is not successful or if we are unable to generate sufficient revenue as a result of the Sequel Collaboration, it could adversely affect our business and results of operations, and may damage our reputation.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of the development programs for our future generation products. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We do not own or operate any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our products as well as the future generations of our products under development. Currently, several of our suppliers are located outside of the United States. Tariff policies, particularly those affecting countries where our suppliers are located and medical devices generally, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing for our products. Although these tariff policies have not, to date, had a material effect on our production costs, recent and potential future changes in international trade policies, and medical device-specific tariffs, could present material risks to our operations and financial performance.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at medical technologies as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, medical devices are subject to unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should additional tariffs be imposed specifically targeting medical device components, our production costs could rise significantly, and it may be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least several months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development activities.

Unlike many industries, our ability to pass increased costs to customers is limited by the nature of medical device pricing and reimbursement systems. Many of our products are distributed pursuant to pricing established through annual or multi-year contracts with commercial, third-party payors, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle.

Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for the clinical trials of our future generation products could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.

Risks Related to our Financial Results and Need for Financing

We will need to generate significant sales to achieve profitable operations.

We intend to continue to increase our operating expenses in connection with the commercialization of Eversense with our collaboration partner Ascensia, our ongoing research and development activities including the development of next generation products and the clinical trials for those products, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, if we take on additional commercialization responsibilities for Eversense, or if our operating expenses otherwise exceed our expectations, our financial performance and operating results will be adversely affected.

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

Recruiting and retaining qualified scientific, clinical and marketing personnel are critical to our success. The loss of the services of our executive officers or other key employees, or the inability to add required staff, could impede the achievement of our research, development and commercialization objectives or the expansion of activities to support Eversense, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel, many of which have greater financial and other resources dedicated to attracting and retaining personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2024, we had 117 full-time employees. As our commercialization progresses, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, logistics, marketing, clinical/insertion services, or additional commercial activities. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Additionally, we have and may undertake cost reduction plans, which may include reorganization of our workforce. These actions could disrupt the employee base, our ability to attract and retain qualified personnel, or cause other operational and administrative inefficiencies.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended March 31, 2025 none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

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

SENSEONICS HOLDINGS, INC.

Date: May 8, 2025	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)