Form 10-Q
period 2025-06-30
Senseonics Holdings, Inc.
filed 2025-08-06
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

There were 814,680,910 shares of common stock, par value $0.001, outstanding as of August 1, 2025.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$31,518	$74,597
Restricted cash	315	315
Short term investments, net	94,894	—
Accounts receivable, net	2,853	1,365
Accounts receivable, net - related parties	2,304	4,921
Inventory, net	4,714	4,421
Prepaid expenses and other current assets	4,990	5,819
Total current assets	141,588	91,438

Deposits and other assets	4,729	4,926
Property, equipment and intangible assets, net	3,957	4,074
Total assets	$150,274	$100,438
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,269	$3,205
Accrued expenses and other current liabilities	9,883	13,636
Accrued expenses and other current liabilities, related parties	2,624	1,870
Notes payable, current portion, net	—	20,138
Total current liabilities	14,776	38,849

Long-term debt and notes payables, net	35,230	34,703
Non-current operating lease liabilities	5,548	5,785
Total liabilities	55,554	79,337

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 and 12,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	37,656
Total temporary equity	—	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 1,400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 814,576,132 shares and 595,351,210 shares issued and outstanding as of June 30, 2025 and December 31, 2024	815	595
Additional paid-in capital	1,070,516	930,724
Accumulated other comprehensive loss	23	—
Accumulated deficit	(976,634)	(947,874)
Total stockholders’ equity (deficit)	94,720	(16,555)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$150,274	$100,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue, net	$3,223	$778	$5,033	$1,367
Revenue, net - related parties	3,426	4,087	7,873	8,545
Total revenue	6,649	4,865	12,906	9,912
Cost of sales	3,528	4,567	8,280	9,279
Gross profit	3,121	298	4,626	633

Expenses:
Research and development expenses	7,715	10,800	15,014	21,238
Selling, general and administrative expenses	9,729	8,991	17,423	17,119
Operating loss	(14,323)	(19,493)	(27,811)	(37,724)
Other (expense) income, net:
Interest income	973	1,190	1,648	2,574
Interest expense	(1,145)	(2,085)	(2,574)	(4,133)
Gain on change in fair value of derivatives	—	102	—	102
Other (expense) income	(6)	(1)	(23)	17
Total other (expense) income, net	(178)	(794)	(949)	(1,440)

Net Loss	(14,501)	(20,287)	(28,760)	(39,164)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	26	(5)	23	4
Other comprehensive gain (loss)	26	(5)	23	4
Total comprehensive loss	$(14,475)	$(20,292)	$(28,737)	$(39,160)

Basic net loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Basic weighted-average shares outstanding	813,364,903	616,585,664	766,382,267	615,587,105

Diluted net loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted weighted-average shares outstanding	813,364,903	616,585,664	766,382,267	615,587,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

				Accumulated			Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended June 30, 2024:
Balance, March 31, 2024	530,818	$530	$906,569	$(2)	$(888,135)	$18,962	$37,656
Issuance of common stock, net of issuance costs	620	1	—	—	—	1	—
Issued common stock for vested RSUs and ESPP purchase	6,122	6	—	—	—	6	—
Exercise of stock options and warrants	11	—	5	—	—	5	—
Stock-based compensation expense	—	—	2,926	—	—	2,926	—
Shares withheld related to net share settlement of equity awards	(2,294)	(2)	(1,028)	—	—	(1,030)	—
Net loss	—	—	—	—	(20,287)	(20,287)	—
Other comprehensive loss	—	—	—	(5)	—	(5)	—
Balance, June 30, 2024	535,277	$535	$908,472	$(7)	$(908,422)	$578	$37,656

Six months ended June 30, 2024:
Balance, December 31, 2023	530,364	$530	$904,535	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	728	1	(1)	—	—	—	—
Issuance of common stock for vested RSUs and ESPP purchases	6,489	6	95	—	—	101	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Exercise of stock options and warrants	12	—	6	—	—	6	—
Stock-based compensation expense	—	—	4,727	—	—	4,727	—
Shares withheld related to net share settlement of equity awards	(2,316)	(2)	(1,039)	—	—	(1,041)	—
Net loss	—	—	—	—	(39,164)	(39,164)	—
Other comprehensive gain	—	—	—	4	—	4	—
Balance, June 30, 2024	535,277	$535	$908,472	$(7)	$(908,422)	$578	$37,656

Three months ended June 30, 2025:
Balance, March 31, 2025	654,216	$654	$996,679	$(3)	$(962,133)	$35,197	$—
Issuance of common stock, net of issuance costs	155,539	156	72,114	—	—	72,270	—
Issued common stock for vested RSUs and ESPP purchase	6,968	7	—	—	—	7	—
Stock-based compensation expense	—	—	2,893	—	—	2,893	—
Shares withheld related to net share settlement of equity awards	(2,147)	(2)	(1,170)	—	—	(1,172)	—
Net loss	—	—	—	—	(14,501)	(14,501)	—
Other comprehensive gain	—	—	—	26	—	26	—
Balance, June 30, 2025	814,576	$815	$1,070,516	$23	$(976,634)	$94,720	$—

Six months ended June 30, 2025:
Balance, December 31, 2024	595,351	$595	$930,724	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	30,372	30	37,626	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	183,752	184	98,542	—	—	98,726	—
Issuance of common stock for vested RSUs and ESPP purchases	7,248	8	61	—	—	69	—
Stock-based compensation expense	—	—	4,733	—	—	4,733	—
Shares withheld related to net share settlement of equity awards	(2,147)	(2)	(1,170)	—	—	(1,172)	—
Net loss	—	—	—	—	(28,760)	(28,760)	—
Other comprehensive gain	—	—	—	23	—	23	—
Balance, June 30, 2025	814,576	$815	$1,070,516	$23	$(976,634)	$94,720	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,760)	$(39,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	754	513
Non-cash interest expense (debt discount and deferred costs)	787	1,848
Net amortization of premiums and accretion of discounts on marketable securities	(473)	(282)
Gain on change in fair value of derivatives	—	(102)
Stock-based compensation expense	4,733	4,727
Provision for inventory obsolescence and losses	154	52
Other	480	341
Changes in assets and liabilities:
Accounts receivable	650	115
Prepaid expenses and other current assets	829	765
Inventory	(446)	1,509
Deposits and other assets	13	1,596
Accounts payable	(571)	(3,296)
Accrued expenses and other liabilities	(2,532)	348
Accrued interest	(501)	76
Payments on lease liabilities	(464)	(450)
Net cash used in operating activities	(25,347)	(31,404)
Cash flows from investing activities
Capital expenditures	(558)	(2,408)
Purchase of marketable securities	(94,398)	(49,637)
Proceeds from sale and maturity of marketable securities	—	33,895
Net cash used in investing activities	(94,956)	(18,150)
Cash flows from financing activities
Proceeds from at-the-market sales of common stock, net	26,456	—
Proceeds from issuance of common stock in Public Offering, net	52,122	—
Proceeds from issuance of common stock in Private Placement, net	20,148	—
Proceeds from exercise of stock options, RSUs and ESPP issuances, net	69	107
Proceeds from issuance of term loan, net	—	9,950
Taxes paid related to net share settlement of equity awards	(1,172)	(1,041)
Repayment of 2025 Notes	(20,399)	—
Net cash provided by financing activities	77,224	9,016
Net decrease in cash, cash equivalents, and restricted cash	(43,079)	(40,538)
Cash, cash equivalents, and restricted cash at beginning of period	74,912	75,709
Cash, cash equivalents, and restricted cash at ending of period	$31,833	$35,171

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,287	$2,209
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	54	37
Issuance of common stock upon conversion of preferred shares	30,372	—
Issuance of warrants for Loan and Security Agreement	—	149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the six months ended June 30, 2025, the Company had a net loss of $28.8 million and an accumulated deficit of $976.6 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of June 30, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $126.4 million.

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

Several actions have been taken by the Company with regards to liquidity and to manage our cash flows during the years ended December 31, 2023 and 2024 and six months ended June 30, 2025. These actions included, but were not limited to the following:

On May 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with several underwriters for the sale of 100,000,000 shares of its common stock (the “Public Offering”), at a public offering price of $0.50 per share (the “Public Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 15,000,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott Laboratories (“Abbott”) pursuant to which the Company agreed to issue and sell 40,539,265 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in a private placement (the “Private Placement”). The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. From March 2024 through March 2025, the Company received approximately $30.8 million proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated.

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

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Beginning in the first quarter of 2024, management disclosed conditions and events that raised substantial doubt about our ability to continue as a going concern. As of the second quarter of 2025, based on current operating plans, the receipt of financing proceeds, its existing unrestricted cash and cash equivalents, management now believes that the Company has sufficient resources to meet the Company’s anticipated operating needs over the next twelve months. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern has been alleviated as further described below under “Funding Requirements and Outlook”.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2025, and December 31, 2024, results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. The interim results for June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its VIEs. All intercompany balances and transactions are eliminated upon consolidation. The Company views its operations and manages its business in one segment, diabetes products and services. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), the objective of which is to enhance the transparency of income tax disclosures by requiring greater disaggregation of information presented and consistent categories in the rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have an impact on our consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets and definite-lived intangible assets, deferred taxes and valuation allowances, fair value of investments, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, amortization periods for identifiable intangible assets, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$4,946	74.4%	$9,441	73.2%
Outside of the United States	1,703	25.6	3,465	26.8
Total	$6,649	100.0%	$12,906	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,030	62.3%	$6,706	67.7%
Outside of the United States	1,835	37.7	3,206	32.3
Total	$4,865	100.0%	$9,912	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value. Included in accounts receivable, net as of June 30, 2025 and December 31, 2024 are unbilled accounts receivable of $0.7 million and less than $0.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $0.7 million and $0.9 million for the periods ended June 30, 2025 and December 31, 2024, respectively, which are related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one customer, Ascensia. For the three months ended June 30, 2025 and 2024, sales to Ascensia accounted for 52% and 84% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Ascensia accounted for 61% and 86% of total revenue, respectively.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the three months ended June 30, 2025 and 2024, sales under consignment arrangements accounted for 40.9% and 14.7% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales under consignment arrangements accounted for 32.5% and 11.3% of total revenue, respectively. Ascensia earns a commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 83,951,061 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below) and the Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”) are included in the number of outstanding shares used for the computation of basic net loss per share for the three and six months ended June 30, 2025 and 2024. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents. Potentially dilutive common shares consist of shares issuable from restricted stock units (“RSUs”), stock options, warrants and the Company’s convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units, exercise of stock options and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company’s convertible notes are determined using the if-converted method. The if-converted method assumes conversion of convertible securities at the beginning of the reporting period. Interest expense, dividends, and the changes in fair value measurement recognized during the period are added back to the numerator. The denominator includes the common shares issuable upon conversion of convertible securities.

In periods of net loss, all potentially dilutive common shares are excluded from the computation of the diluted net loss per share for those periods, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(14,501)	$(20,287)	$(28,760)	$(39,164)
Basic weighted average common shares outstanding	813,364,903	616,585,664	766,382,267	615,587,105
Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based awards	57,968,509	44,689,681	57,968,509	44,689,681
2025 Notes	—	15,813,176	—	15,813,176
Series B Preferred Stock	—	30,372,058	—	30,372,058
Warrants	47,154,786	1,608,070	47,154,786	1,608,070
Total anti-dilutive shares outstanding	105,123,295	92,482,985	105,123,295	92,482,985

6. Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$2,183	$3,984
Money market funds	29,335	70,613
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$31,833	$74,912

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$3,661	$1,695
Accounts receivable - related parties	2,304	4,921
Less: allowance for credit losses	(808)	(330)
Total accounts receivable, net	$5,157	$6,286

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$1,520	$781
Work-in-process	2,574	3,213
Raw materials	620	427
Total	$4,714	$4,421

The Company charged $0.2 million in cost of sales for the six months ended June 30, 2025 and $4.3 million in cost of sales for the year ended December 31, 2024 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. Costs incurred in 2024 were primarily write offs of our existing Eversense E3 following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales for the year ended December 31, 2024 due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses and this has resulted in lower cost of sales as the pre-clearance inventory is sold to customers. The total product costs expensed to research and development expenses prior to the clearance were $1.9 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the three and six months ended June 30, 2025 would have been $0.2 million and $0.6 million higher, respectively. The previously expensed inventory also reduced our cost of sales for the year ended December 31, 2024 by approximately $1.6 million. As of June 30, 2025, this inventory has been consumed and we do not anticipate an impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Property and equipment
Machinery and laboratory equipment	$3,358	$3,156
Office furniture and equipment	606	606
Leasehold improvements	2,193	2,201
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,000)	(2,689)
Property, equipment and intangible assets, net	$3,957	$4,074

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	June 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$14,384	$—	$(2)	$14,382
Corporate debt securities	9,178	6	—	9,184
Government and agency securities	71,309	19	—	71,328
Total	$94,871	$25	$(2)	$94,894

There were no marketable securities held as of December 31, 2024.

The following are the scheduled maturities as of June 30, 2025 (in thousands):

	Net	Fair
	Carrying Amount	Value
2025 (remaining six months)	$47,885	$47,882
2026	46,986	47,012
Total	$94,871	$94,894

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at June 30, 2025 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Tax credits receivable(1)	$1,793	$1,793
Contract manufacturing (2)	1,635	2,720
Clinical and Preclinical	639	689
Insurance	377	97
Interest receivable	278	—
Rent and utilities	102	99
IT and software	95	228
Sales and marketing	49	104
Accounting and audit	—	71
Other	22	18
Total prepaid expenses and other current assets	$4,990	$5,819

(1)	Refundable employee retention credits, enacted under the CARES Act.
(2)	Includes deposits to contract manufacturers for manufacturing process.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation and benefits	$2,810	$5,311
Professional and administrative services	2,646	1,587
Research and development	2,494	3,416
Sales and marketing services	2,093	1,287
Contract manufacturing	1,044	1,813
Operating lease	462	429
Product warranty and replacement obligations	430	406
Interest on notes payable	289	789
Accrued construction and renovation costs	54	397
Other	185	71
Total accrued expenses and other current liabilities	$12,507	$15,506

10.	Leases

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

Operating lease expense was $0.4 million for each of the six months ended June 30, 2025 and 2024.

The following table summarizes the lease assets and liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2025	2024
Assets
Operating lease ROU assets	Deposits and other assets	$4,653	$4,837
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$462	$429
Non-current operating lease liabilities	Non-current operating lease liabilities	5,548	5,785
Total operating lease liabilities		$6,010	$6,214

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of June 30, 2025 (in thousands):

2025 (remaining 6 months)	$475
2026	967
2027	996
2028	1,026
2029	1,057
Thereafter	3,851
Total	8,372
Less: Present value adjustment	(2,362)
Present value of lease liabilities	$6,010

The following table summarizes the weighted-average lease term and weighted-average discount rate as of June 30, 2025:

Remaining lease term (years)	2025
Operating leases	7.9
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2025, and for the twelve months ended December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Balance at beginning of the period	$406	$514
Provision for warranties during the period	185	311
Settlements made during the period	(161)	(419)
Balance at end of the period	$430	$406

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders have agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, the Company met the terms and conditions to draw on Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027 (the “Maturity Date”).

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

In addition, the Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of June 30, 2025.

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

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes that matured on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. The 2025 Notes were convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 757.5758 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $1.32 per share).

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

Stock Purchase Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2025 (in thousands). This table does not include the PHC Exchange Warrant or the PHC Purchase Warrant (described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $.001 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2024	47,154,786	$0.35 to $3.86	$0.37
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and Exercisable, June 30, 2025	47,154,786	$0.35 to $3.86	$0.37

Weighted Average Remaining Life, June 30, 2025 (years)	4.82

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

The following carrying amounts were outstanding under the Company’s notes payable as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Loan and Security Agreement	35,000	430	(200)	35,230

	December 31, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(256)	(5)	20,138
Loan and Security Agreement	35,000	(49)	(248)	34,703

(1)	Includes accretion of end of term fees payable at maturity.

Interest expense related to the notes payable for the six months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	Six Months Ended June 30, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	4	305
Loan and Security Agreement	9.90%	1,742	479	48	2,269
Total		1,787	735	52	2,574

	Six Months Ended June 30, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	535	1,362	23	1,920
Loan and Security Agreement	9.90%	1,749	427	37	2,213
Total		2,284	1,789	60	4,133

(1)	Includes accretion of end of term fees payable at maturity.

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of June 30, 2025 (in thousands):

2026	12,996
2027	24,437
Total	$37,433

13.	Stockholders’ Equity

On May 15, 2025, the Company entered into the Underwriting Agreement related to the Public Offering with several underwriters for the sale of 100,000,000 shares of its common stock at the Public Offering Price. Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 15,000,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott pursuant to which the Company agreed to issue and sell 40,539,265 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in the Private Placement. The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

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

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated. At the time of termination of the Equity Distribution Agreement on May 15, 2025, the Company had received approximately $30.8 million in net proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of June 30, 2025, 28,704,491 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,800,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2025, 528,079 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 10,000,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics, including employees of our global commercial partner, Ascensia, who assist with the commercialization of our products. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of June 30, 2025, 6,300,000 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of June 30, 2025, there were 28,299,743 shares of common stock available for issuance under the 2016 ESPP. For the six months ended June 30, 2025, there were purchases of 174,945 shares of common stock pursuant to the 2016 ESPP.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$29,335	29,335	—	—
Short Term Investments
Commercial paper (>3 months)	$14,382	—	14,382	—
Corporate debt securities	9,183	—	9,183	—
Government and agency securities (>3 months)	71,328	71,328	—	—

	December 31, 2024
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$70,613	70,613	—	—

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2025 or 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s Board of Directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023. Ascensia, through the ownership interests of its parent company, PHC, is a related party.

Revenue from Ascensia during the six months ended June 30, 2025 and 2024 was $7.9 million and $8.5 million, respectively. Ascensia earned commissions of $2.6 million and $0.2 million on sales made through our consignment channel during the six months ended June 30, 2025 and 2024, respectively.

The amount due from Ascensia as of June 30, 2025 and December 31, 2024 was $2.3 million and $4.9 million, respectively. The amount due to Ascensia as of June 30, 2025 and December 31, 2024 was $2.6 million and $1.8 million, respectively.

We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia less than $0.1 million during each of the six months ended June 30, 2025 and 2024 under this arrangement.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$6,649	$4,865	$12,906	$9,912
Less:
Cost of sales	3,528	4,567	8,280	9,279
Sales and marketing expenses	2,800	1,754	4,542	3,281
Research and development expenses	7,715	10,800	15,014	21,238
General and administrative expenses	6,929	7,237	12,881	13,838
Other segment items (1)	178	794	949	1,440
Net Loss	$(14,501)	$(20,287)	$(28,760)	$(39,164)

(1)Other segment items include interest income, interest expense, other income, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

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

We primarily sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense Systems to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product on consignment through established agreements with our network of healthcare professionals. Sales of the Eversense Systems are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense Systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated bundled payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors expansions became effective in 2024. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. We have been working with payors to transition their policies to Eversense 365 and have confirmed immediate coverage policy transition from select payors.

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

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics various Eversense CGM systems and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

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

In April 2020, we announced that we received an extension to our CE Certificate of Conformity in the European Economic Area (“EEA”) such that the Eversense XL is no longer contraindicated for MRI, which means the sensor does not need to be removed from under the skin during MRI scanning. We had previously obtained this indication for Eversense 90 in the United States in 2019. This MRI approval is a first for the CGM category, as all other sensors are required to be removed during an MRI scan.

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

In an effort to accelerate Ascensia’s commercialization efforts and address challenges to Eversense adoption, in April 2024 and July 2024, we established new legal entities, Eon Care Services, LLC and Eon Management Services, LLC, (collectively “Eon Care PCs”), which were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with the Eon Care PCs, which are consolidated as VIEs. The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense systems by providing convenient Eversense insertion and training services. We fully completed the transition of our network of inserters from the Nurse Practitioner Group to Eon Care in the second quarter of 2025, and we experienced an increase in the number of insertions through Eon Care during the second quarter. Once we build out and establish the Eon Care network, we expect established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future.

We have also sought to complement Ascensia’s commercialization efforts by establishing a consignment program, whereby we sell the Eversense system and related components and supplies through a network of healthcare professionals, and supporting certain commercial programs such as direct to consumer (“DTC”) spending, certain key account activities, and market access support. We are determined to increase investment in supporting DTC spending, which we believe correlates with higher awareness and adoption of Eversense. We expect this investment to continue into the third and fourth quarters. Although the rate of Eversense adoption and lead generation has increased following these initiatives, as well as the regulatory approval of Eversense 365, we continue to work closely with Ascensia to accelerate commercialization and adoption of our product. We regularly engage in discussions with Ascensia regarding the market opportunity for Eversense, the degree of our respective spending on commercialization, and the potential impact of greater commercial support on product uptake. We continue to assess with Ascensia ways in which we can modify our plans and arrangements and expand or introduce new commercial activities to accelerate commercialization and product adoption.

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

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one customer, Ascensia. For the three months ended June 30, 2025 and 2024, sales to Ascensia accounted for 52% and 84% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Ascensia accounted for 61% and 86% of total revenue, respectively.

A portion of the Company’s revenue is earned under consignment arrangements with healthcare providers. For the three months ended June 30, 2025 and 2024, sales under consignment arrangements accounted for 40.9% and 14.7% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales under consignment arrangements accounted for 32.5% and 11.3% of total revenue, respectively. Ascensia earns a commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$4,946	74.4%	$9,441	73.2%
Outside of the United States	1,703	25.6	3,465	26.8
Total	$6,649	100.0%	$12,906	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$3,030	62.3%	$6,706	67.7%
Outside of the United States	1,835	37.7	3,206	32.3
Total	$4,865	100.0%	$9,912	100.0%

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,		Period-to-
	2025	2024	Period Change

	(in thousands)
Revenue, net	$3,223	$778	$2,445
Revenue, net - related parties	3,426	4,087	(661)
Total revenue	6,649	4,865	1,784
Cost of sales	3,528	4,567	(1,039)
Gross profit	3,121	298	2,823

Expenses:
Research and development expenses	7,715	10,800	(3,085)
Selling, general and administrative expenses	9,729	8,991	738
Operating loss	(14,323)	(19,493)	5,170
Other (expense) income, net:
Interest income	973	1,190	(217)
Interest expense	(1,145)	(2,085)	940
Gain on change in fair value of derivatives	—	102	(102)
Other expense	(6)	(1)	(5)
Total other (expense) income, net	(178)	(794)	616
Net Loss	$(14,501)	$(20,287)	$5,786

Total revenue

Our total revenue increased to $6.6 million for the three months ended June 30, 2025, compared to $4.9 million for the three months ended June 30, 2024, an increase of $1.7 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand.

Cost of sales and gross profit

Our cost of sales decreased to $3.5 million for the three months ended June 30, 2025, compared to $4.6 million for the three months ended June 30, 2024 and our gross profit increased to $3.1 million for the three months ended June 30, 2025, compared to $0.3 million for the three months ended June 30, 2024. Gross profit as a percentage of revenue, or gross margin, was 46.9% and 6.1% for the three months ended June 30, 2025, and June 30, 2024, respectively. The improvement in gross margin is due to several factors, including more favorable margins on the 365-day product sales, lower fixed manufacturing costs, and the impact of a $0.7 million one-time gain as the result of previously expensed value-added tax (VAT) recovered through amended filings. These improvements are slightly offset by an increase in revenue share to Ascensia under the terms of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $7.7 million for the three months ended June 30, 2025, compared to $10.8 million for the three months ended June 30, 2024, a decrease of $3.1 million. The decrease was driven by a $1.6 million decrease in personnel and consultant costs, a $0.7 million decrease in contract fabrication costs, a $0.6 million decrease in clinical studies spend, and a $0.2 million decrease in other general research and development expenses. These reductions are primarily driven by the completion of the Eversense 365 system clinical trials and development efforts as well as a reduction in headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.7 million for the three months ended June 30, 2025, compared to $9.0 million for the three months ended June 30, 2024, an increase of $0.7 million. The increase was primarily driven by an increase of $0.7 million in sales commission expenses to Ascensia as we increased consignment sales, $0.2 million in increased personnel costs to support expansion of our Eon Care subsidiaries, and $0.5 million in other general & administrative costs. These increases were offset by a $0.7 million decrease in legal expenses in general and administrative costs.

Total other (expense) income, net

Total other expense, net was ($0.2) million for the three months ended June 30, 2025, compared to other expense, net of ($0.8) million for the three months ended June 30, 2024, a decrease in other expense of $0.6 million. The change was primarily due to lower interest expense of $0.9 million primarily due to repayment of the 2025 Notes offset by a decrease in interest income of $0.2 million and a $0.1 million non-recurring gain on change in the fair value of derivatives.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Period-to-
	2025	2024	Period Change

	(in thousands)		(in thousands)
Revenue, net	$5,033	$1,367	$3,666
Revenue, net - related parties	7,873	8,545	(672)
Total revenue	12,906	9,912	2,994
Cost of sales	8,280	9,279	(999)
Gross profit	4,626	633	3,993

Expenses:
Research and development expenses	15,014	21,238	(6,224)
Selling, general and administrative expenses	17,423	17,119	304
Operating loss	(27,811)	(37,724)	9,913
Other (expense) income, net:
Interest income	1,648	2,574	(926)
Interest expense	(2,574)	(4,133)	1,559
Gain on change in fair value of derivatives	—	102	(102)
Other (expense) income	(23)	17	(40)
Total other (expense) income, net	(949)	(1,440)	491
Net Loss	$(28,760)	$(39,164)	$10,404

Total revenue

Our total revenue increased to $12.9 million for the six months ended June 30, 2025, compared to $9.9 million for the six months ended June 30, 2024, an increase of $3.0 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand.

Cost of sales and gross profit

Our cost of sales decreased to $8.3 million for the six months ended June 30, 2025 compared to $9.3 million for the six months ended June 30, 2024 and our gross profit increased to $4.6 million for the six months ended June 30, 2025, compared to $0.6 million for the six months ended June 30, 2024. Gross profit as a percentage of revenue, or gross margin, was 35.8% and 6.4% for the six months ended June 30, 2025, and June 30, 2024, respectively. The improvement in gross margin is due to several factors, including favorable margins on the 365-day product sales, lower fixed manufacturing costs, one-time impacts such as VAT recoveries of $0.7 million and the benefit of previously expensed inventory in the amount of $0.6 million. Manufacturing costs were previously expensed to research and development expenses prior to receiving FDA approval for the 365-day product, if we had included these costs in the current period our cost of sales would have been $0.6 million higher for the six months ended June 30, 2025. This inventory has been fully consumed and we do not anticipate an impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods. These improvements are slightly offset by an increase in revenue share to Ascensia under the terms of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $15.0 million for the six months ended June 30, 2025, compared to $21.2 million for the six months ended June 30, 2024, a decrease of $6.2 million. The decrease was driven by a $2.6 million decrease in personnel and consultant costs, a $1.8 million decrease in clinical studies spend, a $1.6 million decrease in contract fabrication costs, and a $0.2 million decrease in other general research and development expenses. These reductions are primarily driven by the completion of the Eversense 365 system clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.4 million for the six months ended June 30, 2025, compared to $17.1 million for the six months ended June 30, 2024, an increase of $0.3 million. The increase was primarily driven by an increase of $0.8 million in sales commission expenses to Ascensia as we increased consignment sales, a $0.3 million increase in personnel costs to support expansion of our Eon Care subsidiaries, and $0.5 million in other general & administrative costs. These increases were offset by a $1.3 million decrease in legal expenses in general and administrative costs.

Total other (expense) income, net

Total other (expense) income, net was ($0.9) million for the six months ended June 30, 2025, compared to other (expense) income, net of ($1.4) million for the six months ended June 30, 2024, a decrease in other expense of $0.5 million. The change was primarily due to lower interest expense of $1.6 million primarily due to repayment of the 2025 Notes offset by a decrease in interest income of $0.9 million and a $0.2 million reduction in other non-recurring income.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the six months ended June 30, 2025, the Company had a net loss of $28.8 million, and an accumulated deficit of $976.6 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of June 30, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $126.4 million.

On May 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with several underwriters for the sale of 100,000,000 shares of its common stock (the “Public Offering”), at a public offering price of $0.50 per share (the “Public Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 15,000,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott Laboratories (“Abbott”) pursuant to which the Company agreed to issue and sell 40,539,265 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in a private placement (the “Private Placement”). The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

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

On September 8, 2023 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with the several financial institutions or entities party thereto (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation (“Hercules”), pursuant to which the Lenders have agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. The loans under the Loan and Security Agreement mature on September 1, 2027.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated. At the time of termination of the Equity Distribution Agreement on May 15, 2025, the Company had received approximately $30.8 million in net proceeds from the sale of 40,130,560 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses.

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

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions and continued development of Eversense 365 in the United States, will require significant uses of working capital through 2025 and beyond. As of June 30, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $126.4 million.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Beginning in the first quarter of 2024, management disclosed conditions and events that raised substantial doubt about our ability to continue as a going concern. As of the second quarter of 2025, based on current operating plans, the receipt of financing proceeds (as further described under “Sources of Liquidity”), its existing unrestricted cash and cash equivalents, management now believes that the Company has sufficient resources to meet the Company’s anticipated operating needs over the next twelve months. Accordingly, management has concluded that the doubt about the Company’s ability to continue as a going concern has been alleviated.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(25,347)	$(31,404)
Net cash (used in) provided by investing activities	(94,956)	(18,150)
Net cash provided by financing activities	77,224	9,016
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,079)	$(40,538)

Net cash used in operating activities

Net cash used in operating activities was $25.3 million for the six months ended June 30, 2025, and consisted of a net loss of $28.8 million and a net change in operating assets and liabilities of $3.0 million (most notably decreases in accrued expenses and other liabilities of $2.5 million), partially offset by $4.7 million of stock-based compensation and $1.8 million related to depreciation/amortization and other non-cash items.

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

Net cash used in investing activities

Net cash used in investing activities was $95.0 million for the six months ended June 30, 2025, and consisted of $94.4 million in purchase of marketable securities and $0.6 million of capital expenditures.

Net cash used in investing activities was $18.2 million for the six months ended June 30, 2024 and consisted of $33.9 million in proceeds from the sale and maturity of marketable securities, offset by $49.6 million in purchase of marketable securities and $2.4 million of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $77.2 million for the six months ended June 30, 2025, and primarily consisted of $72.3 million in net proceeds from the Public Offering and Private Placement, $26.5 million in net proceeds from issuances of common stock under the Equity Distribution Agreement, offset by $20.4 million used to repay the remaining outstanding 2025 Notes and $1.2 million from taxes paid related to net share settlement of equity awards.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office (the “USPTO”) by another party, TikTok Inc., (the TikTok IPR”) and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the TikTok IPR as well as our own independent, similar Inter Partes Review challenges to these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Reviews. On June 5, 2025, prior to the imminent TikTok IPR final hearings, the Acting Director of the USPTO ordered a sua sponte review by the Acting Director of whether the TikTok IPR could proceed based on certain novel issues relating to TikTok’s Chinese ownership status. The Inter Partes Review proceedings are all stayed pending the outcome of the sua sponte Director’s review. The timing of this review is uncertain. Were the TikTok IPR terminated, it is our belief that our independent Inter Partes Review should continue because the issues raised in the challenge to the TikTok IPR are not relevant to our filings. Should any asserted claim in the three patents survive the invalidity challenge in the Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit.

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

In an effort to accelerate Ascensia’s commercialization efforts, we have taken steps to address challenges to Eversense adoption by establishing Eon Care, which maintains a network of nurses to perform insertions, fully transitioning a network of inserters to Eon Care from the Nurse Practitioner Group in the second quarter. We have sought to complement Ascensia’s commercialization efforts by establishing a consignment program, whereby we sell the Eversense system and related components and supplies through a network of healthcare professionals, and have seen an increase in the percentage of our U.S. sales that take place through the consignment program. We have also increased our support of certain commercial programs such as direct to consumer (DTC) spending, certain key account activities, and market access support. In recent quarters, we have invested greater amounts in commercial activities, and expect to continue enhanced investment, in DTC spending. Although the rate of Eversense adoption has increased following these initiatives, as well as the regulatory approval of Eversense 365, we continue to work closely with Ascensia to accelerate commercialization and further adoption of our product.

The Commercialization Agreement is terminable by either party if the other party materially breaches its obligations under the agreement; provided, however, that if Ascensia is unable to achieve the specified minimum spending or revenue targets outlined in the agreement, we will only have the right to convert Ascensia’s exclusive rights to nonexclusive rights. We regularly engage in discussions with Ascensia regarding the market opportunity for Eversense, the degree of spending on commercialization, and the potential impact of greater commercial support on product uptake. We also assess ways in which we can modify our plans or arrangements, and expand or introduce new commercial activities to accelerate commercialization and product adoption. As of the date of this report, we continue to assess with Ascensia its spending against target requirements for Ascensia’s fiscal year ended March 31, 2025, the implications of any failure to meet such targets, and the commercial needs of the business. We continue to discuss with Ascensia what adjustments may be required in commercial support or our arrangements to better pursue the potential of Eversense, and consider any constraints to such support or arrangements. If we and/or Ascensia were to elect to modify our Commercialization Agreement or other commercial arrangements, such changes could subject us to additional risks or uncertainties associated with product commercialization.

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

Our revenue is dependent on the success of Ascensia in commercializing our product and its future versions. Our product is a new product for Ascensia globally and they must continue to establish certain functions of their U.S. commercial organization to successfully market and sell our CGM system. Ascensia’s continued organizational development of its sales and marketing capabilities will be critical to successful commercialization of our Eversense systems. If Ascensia is unable to maintain effective sales, marketing and other functions that are required to support the product, or achieve the increased levels of commercial support needed to support product expansion, it will have a materially negative impact on our net revenues from Eversense. As of the date of this report, we continue to assess with Ascensia its spending against targets for Ascensia’s fiscal year ended March 31, 2025, the implications of any failure to meet such targets, and the commercial needs of the business. We continue to discuss with Ascensia what adjustments may be required in commercial support or our arrangements to better pursue the potential of Eversense, and consider any constraints to such support or arrangements. If we and/or Ascensia were to elect to modify our Commercialization Agreement or other commercial arrangements, such changes could subject us to additional risks or uncertainties associated with product commercialization.

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

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the Notified Bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the QSR, of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose “stop-sale” and “stop-import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product's design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

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

In April 2025, we entered into a collaboration agreement with Sequel Med Tech (the “Sequel Collaboration”), for the purpose of integrating the companies’ technologies to jointly create the first ever automated insulin delivery system with a once-yearly CGM. The development program seeks to integrate Eversense 365 and Sequel’s twiist™ automated insulin delivery system to enable improved outcomes for people living with diabetes. We currently expect the integration of the companies’ products to be available to consumers in the fourth quarter of 2025. The Sequel Collaboration subjects us to additional risks in our business operations, including but not limited to:

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities, as set forth in the table below. Each was adopted during an open trading window.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date*	Rule 10b5-1**	Non-Rule 10b5-1***	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Douglas S. Prince Director	Adopted	5/29/2025	X	-	83,900	0	November 20, 2025

*No sales will be made under the trading plan prior to September 5, 2025.

** Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
*** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

10.1

Securities Purchase Agreement, dated May 15, 2025, by and between Senseonics Holdings, Inc. and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on May 15, 2025).

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

SENSEONICS HOLDINGS, INC.

Date: August 6, 2025	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)