Form 10-Q
period 2025-09-30
Senseonics Holdings, Inc.
filed 2025-11-05
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

There were 40,858,460 shares of common stock, par value $0.001, outstanding as of October 31, 2025.

PART I: Financial Information

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4: Controls and Procedures	39

PART II: Other Information	39

ITEM 1: Legal Proceedings	39

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 3: Defaults Upon Senior Securities	46

ITEM 4: Mine Safety Disclosures	46

ITEM 5: Other Information	47

ITEM 6: Exhibits	47

SIGNATURES	48

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,458	$74,597
Restricted cash	315	315
Short term investments, net	76,494	—
Accounts receivable, net	4,513	1,365
Accounts receivable, net - related parties	2,683	4,921
Inventory, net	6,323	4,421
Prepaid expenses and other current assets	6,489	5,819
Total current assets	131,275	91,438

Deposits and other assets	4,634	4,926
Property, equipment and intangible assets, net	4,015	4,074
Total assets	$139,924	$100,438
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,932	$3,205
Accrued expenses and other current liabilities	11,410	13,636
Accrued expenses and other current liabilities, related parties	3,732	1,870
Notes payable, current portion, net	—	20,138
Total current liabilities	21,074	38,849

Long-term debt and notes payables, net	35,266	34,703
Non-current operating lease liabilities	5,419	5,785
Total liabilities	61,759	79,337

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 and 12,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	37,656
Total temporary equity	—	37,656

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 70,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 40,812,706 shares and 29,767,561 shares issued and outstanding as of September 30, 2025 and December 31, 2024	41	30
Additional paid-in capital	1,074,200	931,289
Accumulated other comprehensive income	88	—
Accumulated deficit	(996,164)	(947,874)
Total stockholders’ equity (deficit)	78,165	(16,555)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$139,924	$100,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue, net	$4,202	$955	$9,235	$2,322
Revenue, net - related parties	3,893	3,308	11,766	11,853
Total revenue	8,095	4,263	21,001	14,175
Cost of sales	4,627	8,314	12,907	17,593
Gross profit (loss)	3,468	(4,051)	8,094	(3,418)

Expenses:
Research and development expenses	7,759	10,546	22,773	31,784
Selling, general and administrative expenses	15,310	8,250	32,733	25,369
Operating loss	(19,601)	(22,847)	(47,412)	(60,571)
Other income (expense), net:
Interest income	1,236	1,010	2,884	3,584
Interest expense	(1,171)	(2,133)	(3,745)	(6,266)
Gain on change in fair value of derivatives	—	—	—	102
Other income (expense)	6	(6)	(17)	11
Total other income (expense), net	71	(1,129)	(878)	(2,569)

Net Loss	(19,530)	(23,976)	(48,290)	(63,140)
Other comprehensive income
Unrealized gain on marketable securities	65	41	88	45
Other comprehensive gain	65	41	88	45
Total comprehensive loss	$(19,465)	$(23,935)	$(48,202)	$(63,095)

Basic net loss per common share	$(0.43)	$(0.77)	$(1.19)	$(2.05)
Basic weighted-average shares outstanding	44,953,694	31,044,897	40,554,943	30,868,515

Diluted net loss per common share	$(0.43)	$(0.77)	$(1.19)	$(2.05)
Diluted weighted-average shares outstanding	44,953,694	31,044,897	40,554,943	30,868,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

				Accumulated			Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)	Preferred Stock Temporary Equity
Three months ended September 30, 2024:
Balance, June 30, 2024	26,763	$27	$908,980	$(7)	(908,422)	$578	$37,656
Issuance of common stock, net of issuance costs	502	—	3,667	—	—	3,667	—
Issued common stock for vested RSUs and ESPP purchase	15	—	76	—	—	76	—
Issuance of warrants, net of issuance costs	—	—	1	—	—	1	—
Stock-based compensation expense	—	—	2,432	—	—	2,432	—
Net loss	—	—	—	—	(23,976)	(23,976)	—
Other comprehensive income, net of tax	—	—	—	41	—	41	—
Balance, September 30, 2024	27,280	$27	$915,156	$34	$(932,398)	$(17,181)	$37,656

Nine months ended September 30, 2024:
Balance, December 31, 2023	26,518	$27	$905,038	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	538	—	3,667	—	—	3,667	—
Issued common stock for vested RSUs and ESPP purchase	339	—	177	—	—	177	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Exercise of stock options and warrants	—	—	6	—	—	6	—
Stock-based compensation expense	—	—	7,160	—	—	7,160	—
Shares withheld related to net share settlement of equity awards	(115)	—	(1,041)	—	—	(1,041)	—
Net loss	—	—	—	—	(63,140)	(63,140)	—
Other comprehensive income, net of tax	—	—	—	45	—	45	—
Balance, September 30, 2024	27,280	$27	$915,156	$34	$(932,398)	$(17,181)	$37,656

Three months ended September 30, 2025:
Balance, June 30, 2025	40,727	$41	$1,071,290	$23	$(976,634)	$94,720	$—
Issuance of common stock, net of issuance costs	68	—	204	—	—	204	—
Issued common stock for vested RSUs and ESPP purchase	16	—	75	—	—	75	—
Issuance of warrants, net of issuance costs	—	—	(163)	—	—	(163)	—
Stock-based compensation expense	—	—	2,794	—	—	2,794	—
Net loss	—	—	—	—	(19,530)	(19,530)	—
Other comprehensive gain	—	—	—	65	—	65	—
Balance, September 30, 2025	40,811	$41	$1,074,200	$88	$(996,164)	$78,165	$—

Nine months ended September 30, 2025:
Balance, December 31, 2024	29,767	$30	$931,289	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	1,518	2	37,654	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	9,255	9	98,921	—	—	98,930	—
Issued common stock for vested RSUs and ESPP purchase	378	—	143	—	—	143	—
Issuance of warrants, net of issuance costs	—	—	(163)	—	—	(163)	—
Stock-based compensation expense	—	—	7,528	—	—	7,528	—
Shares withheld related to net share settlement of equity awards	(107)	—	(1,172)	—	—	(1,172)	—
Net loss	—	—	—	—	(48,290)	(48,290)	—
Other comprehensive gain	—	—	—	88	—	88	—
Balance, September 30, 2025	40,811	$41	$1,074,200	$88	$(996,164)	$78,165	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(48,290)	$(63,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,130	709
Non-cash interest expense (debt discount and deferred costs)	1,072	2,828
Net amortization of premiums and accretion of discounts on marketable securities	(1,063)	(960)
Gain on change in fair value of derivatives	—	(102)
Stock-based compensation expense	7,528	7,160
Provision for inventory obsolescence and losses	225	4,203
Other	731	488
Changes in assets and liabilities:
Accounts receivable	(1,639)	425
Prepaid expenses and other current assets	(670)	1,056
Inventory	(2,127)	1,909
Deposits and other assets	13	1,542
Accounts payable	3,042	(2,947)
Accrued expenses and other liabilities	86	1,483
Accrued interest	(501)	(192)
Payments on lease liabilities	(701)	(681)
Net cash used in operating activities	(41,164)	(46,219)
Cash flows from investing activities
Capital expenditures	(722)	(2,205)
Purchase of marketable securities	(100,693)	(58,018)
Proceeds from sale and maturity of marketable securities	25,350	45,395
Net cash used in investing activities	(76,065)	(14,828)
Cash flows from financing activities
Proceeds from at-the-market sales of common stock, net	26,660	3,667
Proceeds from issuance of common stock in Public Offering, net	52,122	—
Proceeds from issuance of common stock in Private Placement, net	20,148	—
Proceeds from exercise of stock options, RSUs and ESPP issuances, net	143	183
Proceeds from issuance of term loan, net	—	9,950
Taxes paid related to net share settlement of equity awards	(1,172)	(1,041)
Repayment of 2025 Notes	(20,399)	—
Payment of debt modification costs	(412)	—
Net cash provided by financing activities	77,090	12,759
Net decrease in cash, cash equivalents, and restricted cash	(40,139)	(48,288)
Cash, cash equivalents, and restricted cash at beginning of period	74,912	75,709
Cash, cash equivalents, and restricted cash at ending of period	$34,773	$27,421

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,173	$3,630
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	103	466
Issuance of common stock upon conversion of preferred shares	30,372	—
Issuance of warrants for Loan and Security Agreement	—	149
Change in exercise price of warrants due to Amended Loan and Security Agreement	(163)	—
Reverse stock split - reclassification from common stock to additional paid-in capital	775	566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

Business

Senseonics Holdings, Inc., a Delaware corporation, is a medical technology company focused on the design, development and commercialization of long-term, implantable continuous glucose monitoring (“CGM”) systems to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy.

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

Reverse Stock Split

On October 17, 2025, at 4:05 p.m. Eastern Time (the “Effective Time”), the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) and a proportionate reduction in the total number of authorized shares of its common stock from 1,400,000,000 shares to 70,000,000 shares, as authorized by the Company’s stockholders at the Company’s 2025 special meeting of stockholders held on September 29, 2025 and approved by the Company’s board of directors on October 3, 2025. As a result of the Reverse Stock Split, every 20 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value of $0.001 per share. No fractional shares were issued as a result of the Reverse Stock Split. Shareholders entitled to a fractional share received a cash payment based on the average closing sales price of the Company’s common stock on The NYSE American for the five trading days immediately preceding the Effective Time. All historical share and per share amounts reflected throughout the financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants and the number of shares of common stock reserved for future issuance under the Company’s equity compensation plans.

2.	Liquidity, Capital Resources and Going Concern

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2025, the Company had a net loss of $48.3 million and an accumulated deficit of $996.2 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of September 30, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $111.0 million.

The Company’s ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our implantable CGM, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. These activities including the costs associated with our plans to transition the commercial activities back to the Company (as further described in FN 4) and continued development of the Gemini product, Freedom product and other future products, will require significant uses of working capital through 2025 and beyond.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on the Company’s current operating plan including expected capital investments required to assume commercialization and distribution responsibilities, existing unrestricted cash and cash equivalents, minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Amended Loan and Security Agreement as discussed in Note 12, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern. The Company will require additional liquidity to continue its operations over the next twelve months and we are currently evaluating strategies to obtain the required additional funding for future operations. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other strategic initiatives. Our ability to continue to fund our operations and meet capital needs will depend on our ability to successfully obtain funding from public or private debt and equity financings and other sources of capital. There can be no assurance that additional capital will be available on acceptable terms, or at all. See further described below under “Funding Requirements and Outlook” for additional information.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Several actions have been taken by the Company with regards to liquidity and to manage our cash flows during the years ended December 31, 2023 and 2024 and nine months ended September 30, 2025. These actions included, but were not limited to the following:

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. On September 3, 2025 (the “2025 Effective Date”), the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”) with the Lenders and Hercules. The 2025 Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”) and made certain other modifications to the terms and conditions of the arrangement, as further described in Note 12. The 2025 Term Loans mature on September 3, 2029 (the “Maturity Date”).

In August 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the three months ended September 30, 2025, the Company received approximately $0.3 million proceeds from the sale of 68,062 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

On May 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with several underwriters for the sale of 5,000,000 shares of its common stock (the “Public Offering”), at a public offering price of $10.00 per share (the “Public Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott Laboratories (“Abbott”) pursuant to which the Company agreed to issue and sell 2,026,963 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in a private placement (the “Private Placement”). The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. From March 2024 through March 2025, the Company received approximately $30.8 million proceeds from the sale of 2,006,528 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated.

On November 9, 2020, we entered into an Equity Line Agreement with Energy Capital (the “Equity Line Agreement”), pursuant to which Energy Capital committed to purchase up to an aggregate of $12.0 million of shares of our newly designated Series B convertible Preferred Stock (“Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement. Beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion to purchase up to $12.0 million of Series B Preferred Stock under the Equity Line Agreement at a purchase price of $1,000 per share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $7.90 per share. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. In the first quarter of 2025, Energy Capital converted its Series B Preferred Stock in full into 1,518,602 shares of common stock.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2025, and December 31, 2024, results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. The interim results for September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. As discussed in Note 2, based on the Company’s current operating plan including capital considerations required to assume commercialization and distribution responsibilities, existing unrestricted cash, cash equivalents and marketable securities and minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Amended Loan and Security Agreement as discussed in Note 12, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern. The Company will require additional liquidity to continue its operations over the next 12 months and we are currently evaluating strategies to obtain the required additional funding for future operations.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$6,421	79.3%	$15,862	75.5%
Outside of the United States	1,674	20.7	5,139	24.5
Total	$8,095	100.0%	$21,001	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$2,382	55.9%	$9,089	64.1%
Outside of the United States	1,881	44.1	5,086	35.9
Total	$4,263	100.0%	$14,175	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value. Included in accounts receivable, net as of September 30, 2025 and December 31, 2024 are unbilled accounts receivable of $1.5 million and less than $0.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $0.5 million and $0.9 million for the periods ended September 30, 2025 and December 31, 2024, respectively, which are related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one customer, Ascensia. For the three months ended September 30, 2025 and 2024, sales to Ascensia accounted for 48% and 78% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Ascensia accounted for 56% and 84% of total revenue, respectively.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the three months ended September 30, 2025 and 2024, sales under consignment arrangements accounted for 46.5% and 20.1% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales under consignment arrangements accounted for 36.0% and 14.6% of total revenue, respectively. Ascensia earns a commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination of the Commercialization Agreement

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia (the “Proposed Transition”), which is contemplated to involve the termination of the existing Commercialization Agreement, with commercial activities expected to transition back to the Company beginning January 1, 2026 pursuant to a definitive agreement which the parties are negotiating. The parties are collaborating on developing terms to cooperate through the transition period to ensure continuity of supply, customer support, and patient access. As of the termination date of the Commercialization Agreement, the Company will no longer recognize revenue associated with product sales to Ascensia under the distribution arrangement. Any remaining deferred revenue, contract assets, or liabilities associated with this agreement will be evaluated and recognized in accordance with ASC 606 based on the satisfaction (or non-satisfaction) of performance obligations as of the termination date.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 4,197,554 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below) and the Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”) are included in the number of outstanding shares used for the computation of basic net loss per share for the three and nine months ended September 30, 2025 and 2024. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(19,530)	$(23,976)	$(48,290)	$(63,140)
Basic weighted average common shares outstanding	44,953,694	31,044,897	40,554,943	30,868,515
Net loss per share:
Basic and diluted	$(0.43)	$(0.77)	$(1.19)	$(2.05)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based awards	2,872,256	2,229,975	2,872,256	2,229,975
2025 Notes	—	781,141	—	781,141
Series B Preferred Stock	—	1,518,603	—	1,518,603
Warrants	2,357,747	72,025	2,357,747	72,025
Total anti-dilutive shares outstanding	5,230,003	4,601,744	5,230,003	4,601,744

6. Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$5,051	$3,984
Money market funds	29,407	70,613
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$34,773	$74,912

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$5,572	$1,695
Accounts receivable - related parties	2,683	4,921
Less: allowance for credit losses	(1,059)	(330)
Total accounts receivable, net	$7,196	$6,286

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$2,088	$781
Work-in-process	3,786	3,213
Raw materials	449	427
Total	$6,323	$4,421

The Company charged $0.2 million in cost of sales for the nine months ended September 30, 2025 and $4.3 million in cost of sales for the year ended December 31, 2024 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. Costs incurred in 2024 were primarily write offs of our existing Eversense E3 following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales for the year ended December 31, 2024 due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses and this has resulted in lower cost of sales as the pre-clearance inventory is sold to customers. The total product costs expensed to research and development expenses prior to the clearance were $1.9 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the nine months ended September 30, 2025 would have been $0.6 million higher. The previously expensed inventory also reduced our cost of sales for the year ended December 31, 2024 by approximately $1.6 million. As of September 30, 2025, this inventory has been consumed and we do not anticipate an impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Property and equipment
Machinery and laboratory equipment	$3,559	$3,156
Office furniture and equipment	611	606
Leasehold improvements	2,200	2,201
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,155)	(2,689)
Property, equipment and intangible assets, net	$4,015	$4,074

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$8,315	$5	$(2)	$8,318
Corporate debt securities	13,855	24	—	13,879
Government and agency securities	54,236	61	—	54,297
Total	$76,406	$90	$(2)	$76,494

There were no marketable securities held as of December 31, 2024.

The following are the scheduled maturities as of September 30, 2025 (in thousands):

	Net	Fair
	Carrying Amount	Value
2025 (remaining three months)	$22,913	$22,918
2026	53,493	53,576
Total	$76,406	$76,494

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at September 30, 2025 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Tax credits receivable(1)	$1,793	$1,793
Sales and marketing	1,606	104
Contract manufacturing (2)	1,337	2,720
Clinical and Preclinical	574	689
Interest receivable	385	—
Insurance	326	97
IT and software	313	228
Rent and utilities	102	99
Accounting and audit	—	71
Other	53	18
Total prepaid expenses and other current assets	$6,489	$5,819

(1)	Refundable employee retention credits, enacted under the CARES Act.
(2)	Includes deposits to contract manufacturers for manufacturing process.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation and benefits	$3,907	$5,311
Sales and marketing services	3,214	1,287
Professional and administrative services	2,897	1,587
Research and development	2,600	3,416
Contract manufacturing	1,142	1,813
Operating lease	479	429
Product warranty and replacement obligations	436	406
Interest on notes payable	289	789
Accrued construction and renovation costs	54	397
Other	124	71
Total accrued expenses and other current liabilities	$15,142	$15,506

10.	Leases

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

Operating lease expense was $0.7 million for each of the nine months ended September 30, 2025 and 2024.

The following table summarizes the lease assets and liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2025	2024
Assets
Operating lease ROU assets	Deposits and other assets	$4,558	$4,837
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$479	$429
Non-current operating lease liabilities	Non-current operating lease liabilities	5,419	5,785
Total operating lease liabilities		$5,898	$6,214

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of September 30, 2025 (in thousands):

2025 (remaining 3 months)	$238
2026	967
2027	996
2028	1,026
2029	1,057
Thereafter	3,851
Total	8,135
Less: Present value adjustment	(2,237)
Present value of lease liabilities	$5,898

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2025:

Remaining lease term (years)	2025
Operating leases	7.7
Discount rate
Operating leases	8.5%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2025, and for the twelve months ended December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Balance at beginning of the period	$406	$514
Provision for warranties during the period	298	311
Settlements made during the period	(268)	(419)
Balance at end of the period	$436	$406

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million, which was funded on the Effective Date and (ii) $10.0 million, which was funded on January 2, 2024 upon meeting certain terms in conditions under the loan agreement, and iii) $15.0 million which has not been drawn. On September 3, 2025 (the “2025 Effective Date”), the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”) with the Lenders and Hercules. The Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”). In the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million (“2025 Tranche 2 Loan”), up to $20.0 million (“2025 Tranche 3 Loan”) and up to $35.0 million (“2025 Tranche 4 Loan”), respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029 (the “Maturity Date”).

The loans under the Amended Loan and Security Agreement bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.40% and (ii) 9.90%. Borrowings under the Amended Loan and Security Agreement are repayable in monthly interest-only payments through October 1, 2027. The interest-only period will be extended through October 2, 2028 if the Company satisfies the conditions for the 2025 Tranche 2 Loan, and through the maturity date of the loan if the Company satisfies the conditions for both the 2025 Tranche 2 Loan and 2025 Tranche 3 Loan. After the interest-only payment period, borrowings under the Amended Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date.

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Amended Loan and Security Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the 2025 Effective Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the 2025 Effective Date, and 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the 2025 Effective Date and prior to the Maturity Date. In addition, the Company paid $425,000 in facility fees upon drawing Tranche 1 Loan and Tranche 2 Loan and additional facility fees of $412,500 upon execution of the Amended Loan and Security Agreement. The Company will pay additional facility charges in connection with any borrowing of the 2025 Terms Loans, in the amount of 0.50% of the 2025 Tranche 2 Loan and 2025 Tranche 3 Loan and 1.00% of the 2025 Tranche 4 Loan. The Amended Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.45% of the aggregate principal advances of the 2025 Terms Loans, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The existing end of term fee under the existing Tranche 1 Loan and Tranche 2 Loan remains payable on September 1, 2027 (the original maturity date). The end of term fees are accreted to interest expense over the term of the loans.

The Company’s obligations under the Amended Loan and Security Agreement are secured by a first-priority security interest in substantially all of its assets. The Amended Loan and Security Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 80% of the total amounts funded under the Amended Loan and Security Agreement, reduced to 55% and 35% subject to achieving certain milestones under the agreement. The Amended Loan and Security Agreement also contains a performance covenant, commencing on January 1, 2026, that requires the Company to achieve certain net product revenue targets on a trailing six-month basis for applicable measuring periods. The performance covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $550.0 million and the Company maintains unrestricted cash equal to at least 75% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded.

In addition, the Amended Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Amended Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of September 30, 2025.

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 41,619 shares of the Company’s common stock at an exercise price of $12.01 per share (the “Tranche 1 Warrant Shares”). For the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the “Tranche 2 Warrants”) to acquire an aggregate of 17,395 shares at an exercise price of $11.50 per share (the “Tranche 2 Warrant Shares”). On the 2025 Effective date, the exercise price of all outstanding warrants was reduced to $9.09 per share (the “Amended Exercise Price”). The Tranche 1 Warrant Shares and Tranche 2 Warrant Shares may be exercised through the earlier of (i) the seventh anniversary of the initial issuance date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Tranche 1 Warrant Shares and Tranche 2 Warrant Shares for which the Tranche 1 Warrants and Tranche 2 are exercisable, and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan. The Company estimated the fair value of the Tranche 2 Warrants as of the grant date to be $0.1 million and classified the full amount in equity. As a result of the Amended Exercise Price, the value of all outstanding warrants was reduced by $0.2 million. The value of the warrants are amortized as additional interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the loan. The Company incurred additional debt discounts of $0.2 million under the Amended Loan and Security Agreement. The Company evaluated Amended Loan and Security Agreement in accordance with ASC 470-50, Debt, and determined that the amendment resulted in a debt modification. Therefore, no loss on debt extinguishment was recognized. The unamortized debt issuance costs and debt discounts are amortized over the revised term of the loan using an effective interest rate of 13.10%.

Pursuant to the Amended Loan and Security Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the 2025 Tranche 2 Loan, 2025 Tranche 3 Loan, and 2024 Tranche 4 Loan which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of each advance.

Registered Direct Offering

On October 24, 2024, the Company completed a registered direct securities offering (the “2024 Registered Direct Offering”) to certain institutional investors in which we issued and sold 2,285,714 shares of common stock at $7.00 per share and simultaneously issued warrants (“PP Warrants”) to these investors in a private placement to purchase an aggregate of 2,285,714 shares of common stock at an exercise price of $7.00 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes that matured on January 15, 2025 (the “2025 Notes”), unless earlier repurchased or converted. The 2025 Notes were convertible, at the option of the holders, into shares of the Company’s common stock, at an initial conversion rate of 37.88 shares per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $26.40 per share).

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

On April 21, 2020, $24.0 million aggregate principal of the Company’s outstanding 2025 Notes held by Highbridge Capital Management, LLC (“Highbridge”) were settled pursuant to an exchange agreement. Between September 3, 2020 and January 27, 2021, $6.8 million in aggregate principal of the 2025 Notes were converted into 257,613 shares of common stock.

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s currently outstanding 2025 Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the 2025 Notes for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchanged Shares”). The number of Exchanged Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 1.76 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. The fair value of the derivative at December 31, 2024 was $0.0 million. On January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million. The conversion option expired unexercised.

Stock Purchase Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2025 (in thousands). This table does not include the PHC Exchange Warrant or the PHC Purchase Warrant (described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $.001 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2024	2,357,747	$7.00 to $77.20	$7.33
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and Exercisable, September 30, 2025	2,357,747	$7.00 to $77.20	$7.33

Weighted Average Remaining Life, September 30, 2025 (years)	4.57

On June 30, 2016, we entered into a loan agreement with Oxford Finance and Silicon Valley Bank (collectively, the “Lenders”) and issued to the Lenders 10-year stock purchase warrants to purchase an aggregate of 5,830, 3,152 and 4,033 shares of common stock at an exercise price of $77.20, $47.60 and $37.20 per share, respectively (“Oxford/SVB Warrants”). The Oxford/SVB Warrants expire on June 30, 2026, November 22, 2026 and March 29, 2027, respectively.

On March 13, 2023, we issued and sold to PHC a warrant to purchase 771,288 shares of common stock for $15.0 million (the “Purchase Warrant”). The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per share (“the Purchase Warrant Shares”). All or any part of the Purchase Warrant is exercisable by PHC at any time and from time to time.

In March 2023, we entered into an exchange agreement with PHC, pursuant to which PHC exchanged $35.0 million aggregate principal amount of convertible notes due October 31, 2024 (the “PHC Notes”), including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 3,426,266 shares of common stock (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per PHC Exchange Warrant Share. All or any part of the PHC Exchange Warrant is exercisable by PHC at any time and from time to time.

On September 8, 2023, we entered into the Loan and Security Agreement with several lenders and issued the Tranche 1 Warrants to acquire an aggregate of 41,619 shares of common stock at an initial exercise price of $12.01 per share. The Tranche 1 Warrants may be exercised through the earlier of (i) September 8, 2030 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement. On September 3, 2025, the Company and the lenders entered into an amendment to reduce the exercise price to $9.09 per share. All other terms of the warrants, including the expiration date and number of shares issuable upon exercise, remain unchanged.

On January 2, 2024, we issued the Tranche 2 Warrants to acquire an aggregate of 17,365 shares at an initial exercise price of $11.50 per share. The Tranche 2 Warrants may be exercised through the earlier of (i) January 2, 2031 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement. On September 3, 2025, the Company and the lenders entered into an amendment to reduce the exercise price to $9.09 per share. All other terms of the warrants, including the expiration date and number of shares issuable upon exercise, remain unchanged.

On October 24, 2024, in connection with the 2024 Registered Direct Offering, the Company issued to the investors in the offering the PP Warrants to purchase an aggregate of 2,285,714 shares of common stock at an exercise price of $7.00 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030.

The following carrying amounts were outstanding under the Company’s notes payable as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	445	(179)	35,266

	December 31, 2024
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(256)	(5)	20,138
Loan and Security Agreement	35,000	(49)	(248)	34,703

(1)	Includes accretion of end of term fees payable at maturity.

Interest expense related to the notes payable for the nine months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	Nine Months Ended September 30, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	4	305
Loan and Security Agreement	9.90%	2,339	650	65	3,054
Amended Loan and Security Agreement	9.90%	289	93	4	386
Total		2,673	999	73	3,745

	Nine Months Ended September 30, 2024
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	803	2,083	35	2,921
Loan and Security Agreement	9.90%	2,635	651	59	3,345
Total		3,438	2,734	94	6,266

(1)	Includes accretion of end of term fees payable at maturity.

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of September 30, 2025 (in thousands):

2027	$6,622
2028	17,829
2029	15,239
Total	$39,690

13.	Stockholders’ Equity

On August 6, 2025, the Company entered into the Sales Agreement with TD Cowen, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the three months ended September 30 2025, the Company received approximately $0.3 million proceeds from the sale of 68,062 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

On May 15, 2025, the Company entered into the Underwriting Agreement related to the Public Offering with several underwriters for the sale of 5,000,000 shares of its common stock at the Public Offering Price. Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott pursuant to which the Company agreed to issue and sell 2,026,963 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in the Private Placement. The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

On October 24, 2024, the Company completed a registered direct securities offering (the “2024 Registered Direct Offering”) to certain institutional investors in which we issued and sold 2,285,714 shares of common stock at $7.00 per share and simultaneously issued warrants (“PP Warrants”) to these investors in a private placement to purchase an aggregate of 2,285,714 shares of common stock at an exercise price of $7.00 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated. At the time of termination of the Equity Distribution Agreement on May 15, 2025, the Company had received approximately $30.8 million in net proceeds from the sale of 2,006,528 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of September 30, 2025, 1,455,782 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 90,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with NYSE American Company Guide Section 711(a), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2025, 26,404 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 500,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of September 30, 2025, 315,375 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan, (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 800,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Company’s Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of September 30, 2025, there were 1,404,389 shares of common stock available for issuance under the 2016 ESPP. For the nine months ended September 30, 2025, there were purchases of 10,599 shares of common stock pursuant to the 2016 ESPP.

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

1997 Plan

On May 8, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), under which incentive stock options, non-qualified stock options, and restricted stock awards may be granted to the Company’s employees and certain other persons in accordance with the 1997 Plan provisions. Approximately 4,195 shares of the Company’s common stock underlying options remain outstanding under the 1997 Plan. Upon the effectiveness of the 2015 Plan, the Company no longer grants any awards under the 1997 Plan.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$29,407	29,407	—	—
Short Term Investments
Commercial paper (>3 months)	$8,317	—	8,317	—
Corporate debt securities	13,880	—	13,880	—
Government and agency securities (>3 months)	54,297	54,297	—	—

	December 31, 2024
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents
Money market funds	$70,613	70,613	—	—

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2025 or 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC has representation on the Company’s Board of Directors. The Company entered into a financing agreement with PHC on August 9, 2020 and entered into an exchange agreement with PHC during 2023. Ascensia, through the ownership interests of its parent company, PHC, is a related party.

Revenue from Ascensia during the nine months ended September 30, 2025 and 2024 was $11.8 million and $11.9 million, respectively. Ascensia earned commissions of $2.1 million and $0.5 million on sales made through our consignment channel during the nine months ended September 30, 2025 and 2024, respectively.

The amount due from Ascensia as of September 30, 2025 and December 31, 2024 was $2.7 million and $4.9 million, respectively. The amount due to Ascensia as of September 30, 2025 and December 31, 2024 was $3.7 million and $1.8 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia less than $0.1 million during each of the nine months ended September 30, 2025 and 2024 under this arrangement.

As previously discussed in Note 4, on September 3, 2025 the Company and Ascensia signed a MOU related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the Proposed Transition, which is contemplated to involve the termination of the existing Commercialization Agreement, with commercial activities expected to transition back to the Company beginning January 1, 2026 pursuant to definitive agreements to be negotiated during the fourth quarter governing the Proposed Transition. The parties will cooperate through the transition period to ensure continuity of supply, customer support, and patient access.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$8,095	$4,263	$21,001	$14,175
Less:
Cost of sales	4,627	8,314	12,907	17,593
Sales and marketing expenses	7,752	1,889	12,295	5,170
Research and development expenses	7,759	10,546	22,773	31,784
General and administrative expenses	7,558	6,361	20,438	20,199
Other segment items (1)	(71)	1,129	878	2,569
Net Loss	$(19,530)	$(23,976)	$(48,290)	$(63,140)

(1)	Other segment items include interest income, interest expense, other income, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On October 3, 2025, the Company’s Board of Directors approved the one-for-twenty Reverse Stock Split. The Reverse Stock Split became effective on October 17, 2025, and the Company’s stock began trading on a post-split basis on October 20, 2025, subsequent to the end of the reporting period ended September 30, 2025 but prior to the issuance of the financial statements as of and for the period ended September 30, 2025. The Reverse Stock Split did not affect the par value of the common stock, which remains at $0.001 per share, and had no impact on the Company’s total stockholders’ equity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project,” “expect,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks, uncertainties, and assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those described below and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse stock split of our common stock that became effective on October 17, 2025 (the “Reverse Stock Split”), and all references to historical share and per share amounts give effect to the Reverse Stock Split.

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia Diabetes Care Holdings AG (“Ascensia”) began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024.

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

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics various Eversense Systems and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our Freedom product variation which would include Bluetooth in the sensor eliminating the on-body component.

United States Development and Commercialization of Eversense

In 2016, we completed our PRECISE II pivotal clinical trial in the United States. This trial, which was fully enrolled with 90 subjects, was conducted at eight sites in the United States. In the trial, we measured the accuracy of the Eversense 90 system (“Eversense 90”) measurements through 90 days after insertion. We also assessed safety through 90 days after insertion or through sensor removal. In the trial, we observed a mean absolute relative difference (“MARD”), of 8.5% utilizing two calibration points for Eversense 90 across the 40-400 mg/dL range when compared to YSI blood reference values during the 90-day continuous wear period. Based on the data from this trial, in October 2016 we submitted a pre-market approval (“PMA”) application to the FDA to market Eversense 90 in the United States for 90-day use. In June 2018, we received PMA approval from the FDA for the Eversense 90 system. In July 2018, we began distributing the 90-day Eversense 90 system directly in the United States through our own direct sales and marketing organization. We have received Category III CPT codes for the insertion and removal of the Eversense 90 sensor.

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

On August 9, 2020, we entered into a commercialization and collaboration agreement with Ascensia (the “Commercialization Agreement”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense 90 and Eversense E3 worldwide, with certain initial exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the Eversense 90 product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for Eversense 90 during the second quarter of 2021. On September 3, 2025, the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia (the “Proposed Transition”), which is contemplated to involve the termination of the existing Commercialization Agreement, with commercial activities expected to transition back to the Company beginning January 1, 2026 pursuant to definitive agreements we are currently negotiating with Ascensia and transition planning being undertaken by the two companies.

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

In an effort to accelerate commercialization efforts and address challenges to Eversense adoption, in April 2024 and July 2024, we established new legal entities, Eon Care Services, LLC and Eon Management Services, LLC, (collectively “Eon Care PCs”), which were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into the Administrative Agreement with the Eon Care PCs, which are consolidated as VIEs. The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense systems by providing convenient Eversense insertion and training services. We fully completed the transition of our network of inserters from the Nurse Practitioner Group to Eon Care in the second quarter of 2025, and we experienced an increase in the number of insertions through Eon Care during the second and third quarters. Once we build out and establish the Eon Care network, we expect established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future.

We have also sought to complement commercialization efforts by establishing a consignment program, whereby we sell the Eversense system and related components and supplies through a network of healthcare professionals, and supporting certain commercial programs such as direct to consumer (“DTC”) spending, certain key account activities, and market access support. We are determined to increase investment in supporting DTC spending, which we believe correlates with higher awareness and adoption of Eversense. We expect this investment to continue into the third and fourth quarters. Although the rate of Eversense adoption and lead generation has increased following these initiatives, as well as the regulatory approval of Eversense 365, we continue to work on ways to accelerate commercialization and adoption of our product.

In July 2024, we began first-in-human testing for the Gemini product. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing will be utilized for an IDE submission anticipated by the end of 2025.

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

In February 2025, we submitted Eversense 365 to our notified body for CE Mark approval. The submission was prepared in compliance with the EU medical device regulation and, upon approval, would enable the commercialization of Eversense 365 in European Union member countries. Following CE Mark approval, if received, we plan to launch Eversense 365 in European markets during the first half of 2026.

Financial Overview

Revenue

We currently generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, third-party distributors outside the United States and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with our network of healthcare professionals in the United States and revenue is recognized when the product is consumed by a patient. Following the expected termination of the Ascensia Commercialization Agreement we expect certain changes in this distribution channel.

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

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one customer, Ascensia. For the three months ended September 30, 2025 and 2024, sales to Ascensia accounted for 48% and 78% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Ascensia accounted for 56% and 84% of total revenue, respectively.

A portion of the Company’s revenue is earned under consignment arrangements with healthcare providers. For the three months ended September 30, 2025 and 2024, sales under consignment arrangements accounted for 46.5% and 20.1% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales under consignment arrangements accounted for 36.0% and 14.6% of total revenue, respectively. Ascensia earns a commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination of the Commercialization Agreement

On September 3, 2025 the Company and Ascensia signed a MOU related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the Proposed Transition, which is contemplated to involve the termination of the existing Commercialization Agreement, with commercial activities expected to transition back to the Company beginning January 1, 2026 pursuant to a definitive agreement which the Parties are negotiating. The parties are currently planning their cooperation through the transition period to ensure continuity of supply, customer support, and patient access. As of the termination date, the Company will no longer recognize revenue associated with product sales to Ascensia under the distribution arrangement. Any remaining deferred revenue, contract assets, or liabilities associated with this agreement will be evaluated and recognized in accordance with ASC 606 based on the satisfaction (or non-satisfaction) of performance obligations as of the termination date. As a result, following the effective date of the termination of the Commercialization Agreement, our revenues and results of operations will not be directly comparable to our historical revenues and results of operations for periods in which the Commercialization Agreement was in place.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$6,421	79.3%	$15,862	75.5%
Outside of the United States	1,674	20.7	5,139	24.5
Total	$8,095	100.0%	$21,001	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$2,382	55.9%	$9,089	64.1%
Outside of the United States	1,881	44.1	5,086	35.9
Total	$4,263	100.0%	$14,175	100.0%

Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Period-to-
	2025	2024	Period Change

	(in thousands)
Revenue, net	$4,202	$955	$3,247
Revenue, net - related parties	3,893	3,308	585
Total revenue	8,095	4,263	3,832
Cost of sales	4,627	8,314	(3,687)
Gross profit (loss)	3,468	(4,051)	7,519

Expenses:
Research and development expenses	7,759	10,546	(2,787)
Selling, general and administrative expenses	15,310	8,250	7,060
Operating loss	(19,601)	(22,847)	3,246
Other income (expense), net:
Interest income	1,236	1,010	226
Interest expense	(1,171)	(2,133)	962
Other income (expense)	6	(6)	12
Total other income (expense), net	71	(1,129)	1,200
Net Loss	$(19,530)	$(23,976)	$4,446

Total revenue

Our total revenue increased to $8.1 million for the three months ended September 30, 2025, compared to $4.3 million for the three months ended September 30, 2024, an increase of $3.8 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand.

Cost of sales and gross profit

Our cost of sales decreased to $4.6 million for the three months ended September 30, 2025, compared to $8.3 million for the three months ended September 30, 2024 and our gross profit increased to $3.5 million for the three months ended September 30, 2025, compared to ($4.1) million for the three months ended September 30, 2024. Gross profit as a percentage of revenue, or gross margin, was 42.8% and (95.0%) for the three months ended September 30, 2025, and September 30, 2024, respectively. The improvement in gross margin is primarily due to $4.8 million in one-time charges incurred in the prior year as the result of the transition from Eversense E3 to Eversense 365. If these one-time charges were to be excluded, the prior year gross margin would be 18%. The additional improvement in the gross margin is due to several factors, including more favorable margins on the 365-day product sales and consistent fixed manufacturing costs.

Research and development expenses

Research and development expenses were $7.8 million for the three months ended September 30, 2025, compared to $10.5 million for the three months ended September 30, 2024, a decrease of $2.7 million. The decrease was driven by a $0.5 million decrease in employee services costs, a $0.7 million decrease in clinical study expenses, and a $1.5 million decrease in contract fabrication costs. These reductions are primarily driven by the completion of the Eversense 365 system clinical trials and development efforts as well as a reduction in headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.3 million for the three months ended September 30, 2025, compared to $8.3 million for the three months ended September 30, 2024 an increase of $7.0 million. The increase was primarily driven by an increase of $0.3 million in selling and marketing personnel costs, $4.7 million increase in promotional expenses as a result of investments in direct-to-consumer marketing, $0.8 million in sales commission expenses to Ascensia as we increased consignment sales, and $1.2 million in other general & administrative costs.

Total other income (expense), net

Total other income (expense), net was $0.07 million for the three months ended September 30, 2025, compared to other expense, net of ($1.1) million for three months ended September 30, 2024, an increase in other income (expense), net of $1.2 million. The change was primarily due to lower interest expense of $1.0 million primarily due to repayment of the 2025 Notes offset by an increase in total interest income of $0.2 million as the result of higher investments in marketable securities.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Period-to-
	2025	2024	Period Change

	(in thousands)		(in thousands)
Revenue, net	$9,235	$2,322	$6,913
Revenue, net - related parties	11,766	11,853	(87)
Total revenue	21,001	14,175	6,826
Cost of sales	12,907	17,593	(4,686)
Gross profit (loss)	8,094	(3,418)	11,512

Expenses:
Research and development expenses	22,773	31,784	(9,011)
Selling, general and administrative expenses	32,733	25,369	7,364
Operating loss	(47,412)	(60,571)	13,159
Other (expense) income, net:
Interest income	2,884	3,584	(700)
Interest expense	(3,745)	(6,266)	2,521
Gain on change in fair value of derivatives	—	102	(102)
Other (expense) income	(17)	11	(28)
Total other income (expense), net	(878)	(2,569)	1,691
Net Loss	$(48,290)	$(63,140)	$14,850

Total revenue

Our total revenue increased to $21.0 million for the nine months ended September 30, 2025, compared to $14.2 million for the nine months ended September 30, 2024, an increase of $6.8 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand.

Cost of sales and gross profit

Our cost of sales decreased to $12.9 million for the nine months ended September 30, 2025 compared to $17.6 million for the nine months ended September 30, 2024 and our gross profit increased to $8.1 million for the nine months ended September 30, 2025, compared to ($3.4) million for the nine months ended September 30, 2024. Gross profit as a percentage of revenue, or gross margin, was 38.5% and (24.1%) for the nine months ended September 30, 2025, and September 30, 2024, respectively. The improvement in gross margin is primarily due to $4.8 million in one-time charges incurred in the prior year as the result of the transition from Eversense E3 to Eversense 365. The additional improvement in the gross margin is due to several factors, including favorable margins on the 365-day product sales, lower fixed manufacturing costs, one-time impacts such as VAT recoveries of $0.7 million and the benefit of previously expensed inventory in the amount of $0.6 million. These improvements are slightly offset by an increase in revenue share to Ascensia under the terms of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $22.8 million for the nine months ended September 30, 2025, compared to $31.8 million for the nine months ended September 30, 2024, a decrease of $9.0 million. The decrease was primarily driven by a $5.6 million decrease in clinical study and development (contract fabrication) costs, a $2.1 million decrease in personnel costs, a $1.1 million decrease in consulting costs, and a $0.1 million decrease in other research and development expenses. These reductions are primarily driven by the completion of the Eversense 365 system clinical trials and development efforts as well as a reduction in headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $32.7 million for the nine months ended September 30, 2025, compared to $25.4 million for the nine months ended September 30, 2024, an increase of $7.3 million. The increase was primarily driven by an increase of $4.7 million increase in promotional expenses as a result of investments in direct-to-consumer marketing, $1.6 million increase in sales commission expenses to Ascensia as we increased consignment sales, and $1.7 million increase in other general & administrative costs. These costs were offset by $0.9 million decrease in corporate legal costs.

Total other (expense) income, net

Total other expense, net was ($0.9) million for the nine months ended September 30, 2025, compared to other expense, net of ($2.6) million for the nine months ended September 30, 2024, a decrease of $1.7 million. The change was primarily due to lower interest expense of $2.5 million primarily due to repayment of the 2025 Notes offset by a decrease in interest income of $0.7 million as the result of higher investments in marketable securities and a $0.1 million derivative fair value gain.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $78.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2025, the Company had a net loss of $48.3 million, and an accumulated deficit of $996.2 million. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of September 30, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $111.0 million.

In August 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the three months ended September 30 2025, the Company received approximately $0.3 million proceeds from the sale of 68,062 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

On May 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with several underwriters for the sale of 5,000,000 shares of its common stock (the “Public Offering”), at a public offering price of $10.00 per share (the “Public Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the Public Offering Price, which the underwriters exercised in full. The Company received aggregate gross proceeds from the Public Offering of $57.5 million. The Company also entered into a securities purchase agreement with Abbott Laboratories (“Abbott”) pursuant to which the Company agreed to issue and sell 2,026,963 shares of its common stock substantially concurrently with the Public Offering, at the Public Offering Price, to Abbott for an aggregate purchase price of approximately $20.3 million in a private placement (the “Private Placement”). The Public Offering and Private Placement closed on May 19, 2025 and May 20, 2025, respectively, and the Company received net proceeds of approximately $52.1 million and $20.1 million, respectively, after deducting underwriting discount, commissions, and offering expenses.

In the past two years, we have taken a number of measures to strengthen our financial position, including the closing of the Amended Loan and Security Agreement, repayment of our 2023 Notes, the sale of common stock in the 2024 Registered Direct Offering (as defined below) and related issuance of warrants, the issuance of a pre-funded warrant to PHC for cash in a private placement, the exchange of our PHC Notes for a newly issued pre-funded warrant, the exchange of a portion of our 2025 Notes for cash and common stock in a series of private exchanges and the repayment of the remaining 2025 Notes, and the issuance of shares of common stock pursuant to at the market offering programs. We have also taken measures to manage our operating expenses, including through a company restructuring in 2024.

On September 8, 2023, the Company entered into the “Loan and Security Agreement with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders have to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) $10.0 million, which was funded on January 2, 2024 upon meeting certain terms in conditions under the loan agreement, and (the “Tranche 2 Loan”) and iii) $15.0 million which has not been drawn. On September 3, 2025, the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”) with the Lenders and Hercules. The Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”). In the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million (“2025 Tranche 2 Loan”), up to $20.0 million (“2025 Tranche 3 Loan”) and up to $35.0 million (“2025 Tranche 4 Loan”), respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029.

On October 24, 2024, the Company completed a registered direct securities offering (the “2024 Registered Direct Offering”) to certain institutional investors in which we issued and sold 2,285,714 shares of common stock at $7.00 per share and simultaneously issued the PP Warrants to these investors in a private placement to purchase an aggregate of 2,285,714 shares of common stock at an exercise price of $7.00 per share. The PP Warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated. At the time of termination of the Equity Distribution Agreement on May 15, 2025, the Company had received approximately $30.8 million in net proceeds from the sale of 2,006,528 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses.

Indebtedness

Amended Loan and Security Agreement

On September 8, 2023, the Company entered into the Loan and Security Agreement with the Lenders and Hercules, pursuant to which the Lenders agreed to make available to the Company the Term Loan Facility, consisting of (i) an initial Tranche 1 Loan, which was previously funded on the Effective Date in an amount of $25.0 million and (ii) the Tranche 2 Loan, which was funded on January 2, 2024 in an amount of $10.0 million, and (iii) Tranche 3 Loan, which has not been drawn. On September 3, 2025, the Company entered into the Amended Loan and Security Agreement, increasing the total loan commitment under the facility from $50.0 million to $100.0 million. Under the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million, up to $20.0 million, and up to $35.0 million, respectively, which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. The Company is negotiating a definitive agreement related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. Completion of the transfer of commercial operations relating to Eversense from Ascensia back to the Company will be subject to the terms set forth in the definitive agreement and ongoing implementation activities, which may provide opportunities to have greater influence on revenue generation and market adoption of Eversense. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions, initiatives to support patient access, and continued development of Eversense 365 in the United States, will require significant uses of working capital through 2025 and beyond. As of September 30, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $111.0 million.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements-Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Based on the Company's current operating plan including capital considerations required to assume commercialization and distribution responsibilities, existing unrestricted cash, cash equivalents and marketable securities, minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Amended Loan and Security Agreement, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. As part of our liquidity strategy, the Company will continue to monitor our capital structure and market conditions, and the Company may finance our cash needs through public or private debt and equity financings and other sources which may include collaborations, strategic alliances, and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(41,164)	$(46,219)
Net cash used in investing activities	(76,065)	(14,828)
Net cash provided by financing activities	77,090	12,759
Net decrease in cash, cash equivalents and restricted cash	$(40,139)	$(48,288)

Net cash used in operating activities

Net cash used in operating activities was $41.2 million for the nine months ended September 30, 2025, and consisted of a net loss of $48.3 million and a net change in operating assets and liabilities of $2.5 million partially offset by $7.5 million of stock-based compensation and $2.1 million related to depreciation/amortization and other non-cash items.

Net cash used in operating activities was $46.2 million for the nine months ended September 30, 2024, and consisted of a net loss of $63.1 million, partially offset by a net change in operating assets and liabilities of $2.6 million, $7.1 million of stock-based compensation and $7.2 million related to depreciation/amortization and other non-cash items.

Net cash used in investing activities

Net cash used in investing activities was $76.1 million for the nine months ended September 30, 2025, and consisted of $100.7 million in purchase of marketable securities and $0.7 million of capital expenditures, offset by $25.4 million in proceeds from the sale and maturity of marketable securities.

Net cash used in investing activities was $14.8 million for the nine months ended September 30, 2024 and consisted of $58.0 million in purchase of marketable securities and $2.2 million of capital expenditures, offset by $45.4 million in proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $77.1 million for the nine months ended September 30, 2025, and primarily consisted of $72.3 million in net proceeds from the Public Offering and Private Placement, $26.7 million in net proceeds from issuances of common stock under the Equity Distribution Agreement, offset by $20.4 million used to repay the remaining outstanding 2025 Notes, $1.2 million from taxes paid related to net share settlement of equity awards and $0.4 million used to repay the debt modification costs.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business and our Industry

The transition of commercial responsibility for Eversense to Senseonics is subject to the finalization and execution of a definitive agreement with Ascensia and, for certain European countries, an uncertain government approval process.

We recently entered into a memorandum of understanding (“MOU”) with Ascensia related to the termination of our existing Commercialization Agreement and the transfer of commercial responsibility for Eversense from Ascensia back to the Company. As contemplated by the MOU, we expect to resume responsibility for U.S. commercial activities beginning January 1, 2026 and, for non-U.S. jurisdictions, as soon as practicable thereafter. The MOU establishes the primary terms, including key financial terms, of the planned transition. However, the final terms of the definitive agreement with Ascensia remain under negotiation and the transition plans under joint development, with the final responsibility for various transition activities and liabilities still being determined. Therefore, we cannot predict with certainty the total costs that we will incur, or liabilities that we may assume, in connection with the commercial transition. If the final terms of the agreement are less favorable to us than we anticipate, it could have a material adverse effect on our ability to transition commercial responsibility for Eversense or our future results of operations.

The commercialization of Eversense in certain European countries is subject to government tender systems within the various countries. The ability of the Company to participate in the various tenders will require the satisfaction of the requirements of these countries’ regulatory bodies, and in some cases approval, which vary country by country and are further governed by specific regional level requirements within the countries. Although we are working with Ascensia and our advisors to understand these processes and the necessary requirements for each country, this process is inherently uncertain, as is the timing for receipt of any required approvals. As a result, the timeline for our eventual assumption of full commercial responsibilities in these countries is difficult to predict. Additionally, if one or more countries were to condition the transfer of a tender to the Company on terms that are less favorable than we expect, it could adversely affect the success of our European commercialization efforts.

Our resumption of commercial responsibility for Eversense will require us to develop a number of internal functions and may not be successful.

It has been more than five years since we had direct commercial responsibility for Eversense and, in order to resume commercial responsibility for the product, we will need to develop internal sales, marketing and distribution capabilities. This will require us to integrate, and in some cases, recruit, hire and train additional sales and dedicated marketing personnel, as well as other supportive functions. As a result, we expect our operating expenses to significantly increase as we resume commercial responsibility for Eversense. Although we expect to capture a larger portion of the revenue from Eversense sales following the transition, these revenue increases may not be sufficient to cover our increased operating expenses.

We have offered employment to many of the Ascensia personnel currently responsible for Eversense commercialization in the United States and plan to offer employment to additional European personnel after finalization of the definitive agreements with Ascensia and appropriate local labor law processes. However, we cannot guarantee you that we will be successful in transitioning all needed personnel to our Company or that we will not experience operational challenges and inefficiencies as we resume commercial responsibility for the product. Additionally, although we are working to transition the commercial responsibility of Eversense in a smooth manner, with minimal disruption to the supply of Eversense to patients, it is possible that health care providers, patients or tender authorities may have questions or concerns regarding the transition that could adversely affect demand for the product.

If we encounter any of the issues described above in the transition of commercial responsibility for Eversense back to the Company, it could have a material adverse effect on our business, prospects and results of operations.

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

Our experience as a commercial-stage company upon which to evaluate our business, future sales expectations and operating results is limited. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	obtain regulatory clearance, certification or approval to commercialize our products;
●	perform clinical trials with respect to current Eversense or future versions of Eversense;
●	implement and execute our business strategy;
●	expand and improve the productivity of our sales and marketing infrastructure to grow sales of Eversense or future versions of Eversense;
●	increase awareness of our brand and Eversense and build loyalty among people with diabetes, their caregivers and healthcare providers;
●	manage expanding operations;
●	manage and secure effective sales of our product, including the establishment of required commercial infrastructure in the U.S. and elsewhere;
●	expand the capabilities and capacities of our third-party manufacturers, including increasing production of current products efficiently and having our vendors adapt their manufacturing facilities to the production of new products;
●	respond effectively to competitive pressures and developments;
●	enhance Eversense and develop future versions of Eversense; and
●	attract, retain and motivate qualified personnel in various areas of our business.

Due to our limited operating history as a commercial-stage company, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that may face our business. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.

If we are unable to successfully expand our commercialization of Eversense in the United States and Europe our business will be harmed.

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

Approval in the United States by the FDA or approval, or certification by a regulatory agency or notified nody in another country does not guarantee approval, or certification by the regulatory authorities or notified bodies in other countries or jurisdictions or ensure approval, or certification for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval or certification processes vary among countries and can involve additional product testing and validation and additional administrative review periods. If we do not achieve one or more of these approvals, or certifications in a timely manner or at all, we could experience significant delays or an inability to fully commercialize Eversense and achieve profitability.

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the notified bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the QSR, of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose “stop-sale” and “stop-import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product’s design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

Foreign governmental regulations have become increasingly stringent and more extensive, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and civil or criminal sanctions. In some jurisdictions, such as Germany, any violation of a law related to medical devices is also considered to be a violation of the unfair competition law. In such cases, governmental authorities, our competitors and business or consumer associations may then file lawsuits to prohibit us from commercializing Eversense in such jurisdictions. Our competitors may also sue us for damages. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on our business, financial condition and operating results.

Our collaboration agreement with Sequel Med Tech may not lead to the benefits that we anticipate.

In April 2025, we entered into a collaboration agreement with Sequel Med Tech (the “Sequel Collaboration”), for the purpose of integrating the companies’ technologies to jointly create the first ever automated insulin delivery system with a once-yearly CGM. The development program seeks to integrate Eversense 365 and Sequel’s twiist™

automated insulin delivery system to enable improved outcomes for people living with diabetes. We are actively working towards the integration of the companies’ products to be completed in the fourth quarter of 2025 and available to consumers shortly thereafter. The Sequel Collaboration subjects us to additional risks in our business operations, including but not limited to:

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

We intend to continue to increase our operating expenses in connection with the commercialization of Eversense, our ongoing research and development activities including the development of next generation products and the clinical trials for those products, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, if we take on additional commercialization responsibilities for Eversense, or if our operating expenses otherwise exceed our expectations, our financial performance and operating results will be adversely affected.

We cannot predict the ultimate effect on our common stock share price of the one-for-twenty Reverse Stock Split of our common stock that was effected on October 17, 2025. The Reverse Stock Split may decrease the liquidity of our common stock and magnify any decrease in our overall market capitalization.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the benefits we expect. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will increase the market price of our common stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of common stock, which may lead to reduced trading for our common stock. As a result of a lower number of shares outstanding, the market for our common stock may also become more volatile. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

There is uncertainty regarding our ability to maintain sufficient liquidity to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

The financial statements in this report have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our management has concluded that the capital considerations required to assume Eversense commercialization and distribution responsibilities, our existing unrestricted cash and cash equivalents, and the minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under our Amended Loan and Security Agreement raise substantial doubts regarding our ability to continue as a going concern for the next twelve months after issuance of our the financial statements in this report.

As of September 30, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $111.0 million consisting of cash and investments in highly liquid U.S. money market funds. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations, including the expanded operations that will be required to resume commercialization of Eversense, through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. There can be no assurance that we will be successful in raising additional capital or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, and substantial doubt exists about our ability to continue as a going concern. If we are unable to secure additional capital on acceptable terms or at all, we may be required to significantly reduce or cease our operations, purse strategic alternatives, or consider other actions which could result in a loss to investors of their investment in our securities.

Risks Related to Employee Matters and Managing our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, Rick Sullivan, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, and Ken Horton, our General Counsel and Corporate Development Advisor, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific, clinical and marketing personnel are critical to our success. In addition, as we resume responsibility for the commercialization of our products, we will also be required to recruit and retain a qualified sales force and supporting functions. The loss of the services of our executive officers or other key employees, or the inability to add required staff, could impede the achievement of our research, development and commercialization objectives or the expansion of activities to support Eversense, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel, many of which have greater financial and other resources dedicated to attracting and retaining personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Although it will be subject to restrictions on trading, a portion of the equity of our management team will not contain other contractual transfer restrictions. This liquidity may represent material wealth to such individuals and impact retention and focus of existing key members of management.

We will need to expand our sales and marketing and potentially other capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 117 full-time employees. As we resume responsibility for the commercialization of our products, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and commercial operations. We also may experience growth in the number of employees in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, logistics, clinical/insertion services, or additional commercial activities. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Additionally, we have and may undertake cost reduction plans, which may include reorganization of our workforce. These actions could disrupt the employee base, our ability to attract and retain qualified personnel, or cause other operational and administrative inefficiencies.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities.

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

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on October 16, 2025).

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 18, 2020).

3.7

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on October 26, 2020).

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 8, 2022).

3.9

Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 5, 2021).

10.1

First Amendment to Loan and Security Agreement, dated September 3, 2025, by and between Senseonics Holdings, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 3, 2025).

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

SENSEONICS HOLDINGS, INC.

Date: November 5, 2025	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)