Form 10-K
period 2025-12-31
Senseonics Holdings, Inc.
filed 2026-03-02
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 __________________________________________

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

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol (s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	SENS	Nasdaq Stock Market LLC

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $376.7 million based on the closing price of $9.52 per share as reported on the NYSE American on such date.

As of February 20, 2026, 41,770,466 shares of common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue”, “target”, “seek”, “contemplate”, and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

●	the timing, progress and results of transition of commercial responsibility for Eversense back to the Company from Ascensia;
●	the timing of product launches;
●	the clinical utility of Eversense;
●	our ability to develop future generations of Eversense;
●	our ability to service our outstanding indebtedness;
●	the timing and availability of data from our clinical trials;
●	the timing of our planned regulatory filings and potential regulatory approvals and CE Certificates of Conformity;
●	our future development priorities;
●	our ability to obtain and maintain adequate reimbursement and third-party payor coverage for Eversense;
●	the purchasing patterns of our customers, including as a result of seasonality, which may be impacted by the timing and use of deductibles and out-of-pocket expense limits;
●	our expectations about the willingness of healthcare providers to recommend Eversense to people with diabetes;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to comply with applicable regulatory requirements;
●	our ability to maintain our intellectual property position;
●	our estimates regarding the size of, and future growth in, the market for continuous glucose monitoring systems;
●	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations; and
●	our estimates regarding our future expenses and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a medical technology company focused on the development and commercialization of a long-term, implantable continuous glucose monitoring (“CGM”) system to improve the lives of people with diabetes by enhancing their ability to manage their disease with relative ease and accuracy. Our implantable CGM system (“Eversense”), including Eversense E3 and Eversense 365 CGM systems are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to twelve months in the case of Eversense 365 and six months in the case of Eversense E3, as compared to seven to 15 days for non-implantable CGM systems. In September 2024, the 365-day extended life Eversense E3 CGM system was approved by the FDA and, through Ascensia Diabetes Care Holdings AG (“Ascensia”), we began commercializing Eversense 365 in the fourth quarter of 2024. In January 2026, we took over full commercial responsibility for Eversense 365 in the United States and began marketing and distributing the product with our own sales force. In June 2022, we affixed the CE Mark to the Eversense E3 CGM system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In January 2026, the Company obtained CE Mark approval for Eversense 365 and expects to launch Eversense 365 in the European Territories by the second half of 2026.

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

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics’ various Eversense systems and future generation products, including our “Gemini” product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our “Freedom” product variation which would include Bluetooth in the sensor eliminating the on-body component.

As described in detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Commercialization Agreement”), with Ascensia pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. On September 3, 2025, the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. On December 31, 2025, the parties entered into a master asset purchase agreement (the “Master Asset Purchase Agreement”) formalizing this transfer and subsequently entered into an Amended and Restated Collaboration and Commercialization Agreement (the “A&R Commercialization Agreement”), which terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in Italy, Germany, Spain and Sweden (the “European Territories”) non-exclusive. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, we are entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. We expect to enter into a series of asset purchase agreements to acquire certain additional assets related to Ascensia’s commercial Eversense activities in the European Territories on or before March 31, 2026.

Significant Business Developments

Global Commercialization of Eversense CGM Systems

In September 2024, the FDA approved the Eversense 365 CGM system for marketing and sale in the U.S. As described in this Annual Report, Ascensia had the exclusive right to distribute the Company’s Eversense system worldwide for people with diabetes prior to December 31, 2025. Ascensia began commercializing Eversense 365 in the U.S. in October 2024. Prior to that, Ascensia commercialized the Eversense E3 CGM system which was approved by the FDA in February 2022. In June 2022, we affixed the CE Mark to the Eversense E3 CGM system, and Ascensia began commercialization in all European Economic Area (“EEA”) markets during the third and fourth quarters of 2022. In January 2026, the Company obtained CE Mark approval for Eversense 365 and expects to launch Eversense 365 in the European Territories by the second half of 2026.

In connection with the launch of Eversense 365, Ascensia and the Company initiated a new direct to consumer U.S. marketing campaign on social and digital media platforms. ‘The One Year. One CGM.’ campaign expanded market awareness of the Eversense 365 system's unique benefits among people with diabetes and healthcare professionals. ‘The One Year. One CGM’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense 365 provides a differentiated CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life. Following the launch of Eversense 365, the Company has experienced higher direct-to-consumer leads compared to pre-launch months, continued growth in patient shipments with December 2025 being the largest compared to any previous month in company history, an increase in the number of new prescribers and prescriptions, and an increase in new patients. In 2026 we continue to drive efforts to raise patient and prescriber awareness with targeted programs such as paid social ads, website optimization strategies, the Eversense 365 and twiistTM automated insulin delivery (or “AID”) campaign, and other focused marketing strategies.

Transfer of Eversense Commercial Operations

On September 3, 2025 the Company and Ascensia signed a MOU related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia. On December 31, 2025, the Company and Ascensia entered into the Master Asset Purchase Agreement, pursuant to which, among other things, the Company agreed to acquire Ascensia’s right, title and interest in and to certain assets related to the marketing, selling and distribution of Eversense in the United States (such assets, the “U.S. Purchased Assets”). Pursuant to the terms of the Master Asset Purchase Agreement, the Company agreed to assume certain liabilities and obligations associated with the U.S. Purchased Assets (the “U.S. Assumed Liabilities” and together with the U.S. Purchased Assets, the “U.S. Asset Purchase”), including, but not limited to, certain liabilities under the contracts transferred to the Company under the Master Asset Purchase Agreement, liabilities arising out of the use or ownership of the transferred assets after the closing, and liabilities and obligations arising from certain employees who were offered employment with Senseonics Inc. pursuant to new employment letter agreements. The U.S. Asset Purchase closed on January 1, 2026 (the “U.S. Closing”).

Subject to the terms and conditions of the Master Asset Purchase Agreement, as well as the negotiation and execution of local asset purchase agreements which we expect to execute on or before March 31, 2026 (the “Local Purchase Agreements”), the Company and/or its affiliates are in the process of acquiring certain additional assets related to Ascensia’s commercial Eversense activities in the European Territories (such assets, the “European Purchased Assets”) and in connection therewith expect to assume certain liabilities and obligations associated with the European Purchased Assets (the “European Assumed Liabilities” and together with the European Purchased Assets, the “European Asset Purchases”). The European Asset Purchases remain subject to negotiation and the execution of Local Purchase Agreements. The closing of each of the European Asset Purchases will be subject to the terms and conditions set forth in the Master Asset Purchase Agreement and the Local Purchase Agreements, and are expected to close on or before June 30, 2026.

In connection with the execution of the Master Asset Purchase Agreement, the Company and Ascensia also entered into the A&R Commercialization Agreement on December 31, 2025, which amended and restated that certain Collaboration and Commercialization Agreement, dated August 9, 2020, as amended to date (the “Existing Commercialization Agreement”). The A&R Commercialization Agreement terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Ascensia agreed to continue to sell and market the Eversense product in Europe to support the orderly transition of the business pending the closing of the European Asset Purchases and to allow Senseonics to transfer its local tender contracts. These rights and obligations apply from January 1, 2026 until the later of (i) January 1, 2027, (ii) the transfer of all local tender contracts, or (iii) the wind down of certain other commercial activities. Following the U.S. Closing, Ascensia has no further rights to revenues from the sale of Eversense products in the U.S. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, the Company is entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. Senseonics will pay for certain transition services, and certain other costs, to maintain and achieve the orderly transition of the commercial operations in the European Territories. In connection with the transfer of commercial operations relating to Eversense from Ascensia back to the Company, the Company reassessed its remaining performance obligations under its arrangement with Ascensia and adjusted the related contract assets and contract liabilities in accordance with ASC 606 based on the satisfaction (or non-satisfaction) of performance obligations as of the termination date.

The continued success of the commercial launch of the Eversense globally will continue to depend on several factors such as: (1) the success of the transition of commercial responsibility for Eversense back to the Company (2) growing the installed base of users, (3) increasing patient awareness of Eversense above current levels in order to expand the population of Eversense users, through driving sales and marketing efforts on the Eversense system, (4) increasing awareness and adoption of Eversense by healthcare providers, including high volume CGM prescribers, through expanded targeted marketing efforts, (5) educating patients and prescribers regarding the product and its benefits relative to legacy products, (6) continuing to grow the base of the authorized inserters through geographically targeted efforts so that potential users locating a qualified inserter of Eversense is not an impediment to adoption, (7) timely establishing and maintaining favorable payor coverage for the product, including transitioning commercial payors from six month to one year coverage and (8) more effective tender participation outside the U.S.

Background

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body's inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If diabetes is not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2025 International Diabetes Federation Atlas, an estimated 589 million people worldwide had diabetes as of the date of the report. The number of people with diabetes worldwide is estimated to reach 853 million by

2050, driven primarily by growth in type 2 diabetes and due to various reasons, including an aging population, changes in dietary trends primarily as the result of increased urbanization, and a higher prevalence of the disease in younger people. Diabetes is typically classified into two primary types. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by the inability of the body to produce insulin, resulting from destruction of the insulin producing beta cells of the pancreas.

Type 2 diabetes is a metabolic disorder that results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. People with type 1 diabetes must administer insulin, either by injection or insulin pump, to survive. People with type 2 diabetes may require diet and nutrition management, exercise, oral medications or the administration of insulin to regulate blood glucose levels. Type 2 diabetes is the most common type of diabetes and accounts for over 90% of all diabetes worldwide. We expect the growth in sales of CGM systems to be driven by increased penetration of CGM in both the type 1 and type 2 patient populations.

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

In November 2019, the Eversense CGM system became the first CGM technology to be reimbursed through the Part B Medical Services benefit for Medicare beneficiaries and expanded access to our product. In November 2022, the Centers for Medicare & Medicaid Services (“CMS”) released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updated the payment amounts for the three CPT© Category III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. All of the Medicare administrative contractors (“MAC”) expansions became effective in 2024. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. We have been working with payors to transition their policies to Eversense 365 and have confirmed immediate coverage policy transition from select payors.

We are headquartered in Germantown, Maryland. The members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Abbott Diabetes Care, Medtronic, and Tandem Diabetes Care. Members of our team have contributed to the development, regulatory approval and commercialization of several glucose monitoring systems and insulin pumps.

Commercial Strategy

We primarily sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through established agreements with our network of healthcare professionals. Sales of the Eversense 365 and E3 CGM system and future products are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We prioritize and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment.

Addressing reimbursement and access barriers is a top priority for us. We have reached approximately 300 million covered lives in the U.S. through positive insurance payor coverage decisions including UnitedHealthcare, the largest healthcare insurance company in the U.S. In efforts to address these priorities, we initiated the Patient Assistance and Simple Savings (“PASS”) program to provide financial assistance for patients adopting Eversense. Additionally, we acquired the insertion network assets of NPG establishing our Eon Care Network to continue to expand U.S. patient access to the Eversense System by providing additional convenient in-office and at-home sensor insertion options utilizing the insertor network currently operating in approximately 30 states.

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense sensor pack containing the sensor, insertion tool, and adhesive patches, the Eversense smart transmitter pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

Clinical Development and Regulatory Pathway

Overview

We conduct pivotal trials, primarily in the United States, to gather the data that supports submission to the FDA as a Premarket Approval (“PMA”) application, PMA supplement or 510(k) submission and to our Notified Body for issuance of a CE Certificate of Conformity allowing us to commercialize our products.

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

ENHANCE Trial

In March 2022, we began enrollment for the U.S. 365-day pivotal trial. The trial is a prospective, single-arm, multi-center trial designed to evaluate the accuracy and safety of the Eversense system up to one year using the methods described above for the 90-day and 180-day systems. Over 165 adult subjects were inserted with Eversense systems in four centers across the United States. In mid-2023, the data gathered in this trial were used to submit an application to the FDA for the integrated continuous glucose monitoring (“iCGM”) designation. The iCGM designation will enable our ability to integrate with insulin delivery devices like pens and pumps to create systems that would use Eversense for autonomous control and we received approval in April 2024. In 2022, we submitted and received approval for an IDE for an extension of the trial to allow for pediatric patients and we began enrolling patients in the first half of 2023. The ENHANCE pivotal study for the Eversense 365-day system has been fully enrolled, the last patient of the adult cohort completed the study, and we completed analysis of the data. Based on this analysis we determined to advance the next generation sensor platform as the underlying technology used in the 365-day and future products. In May 2024 this data supported an FDA 510(k) submission for a new product with a 365-day duration and once per week calibration. The 510(k) submission was approved by the FDA on September 17, 2024 and our 365-day product was cleared for sale in the United States. In February 2025, the data supported the submission of an application for the conformity assessment of the Eversense 365-day product in compliance with the EU Medical Device Regulation, to our Notified Body. The CE Mark was approved on January 29, 2026, permitting the Company to commercialize Eversense 365 in the EEA.

GEMINI Trial

In December 2025, we secured Investigational Device Exemption (“IDE”) approval from the FDA to commence a U.S. pivotal clinical trial for our next-generation Gemini sensor, a self-powered, battery-enabled continuous glucose monitoring system. Following IDE approval, we initiated patient enrollment and enrolled the first patients in the GEMINI pivotal trial in December 2025. The GEMINI pivotal trial is designed to evaluate the safety and performance of the Gemini sensor in adult patients with diabetes in the U.S. The study is intended to support future regulatory submissions for the Gemini system. The trial is being conducted at multiple clinical sites, and enrollment is ongoing, with a planned enrollment of 80 patients. We expect to complete the trial in 2026 to support a 510(k) submission to the FDA.

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

We believe our implantable CGM system offers the following advantages to support the management of diabetes:

●	Duration: Longest available sensor duration at up to one year.
●	Convenience: Our Eversense CGM system supports the patient’s lifestyle; the smart transmitter can be removed and replaced without disturbing the sensor, strong but gentle-on-skin adhesive patches, wireless communication to patient’s mobile device or Apple Watch ®, including readings every five minutes whether the patient has their mobile device or not, remote monitoring that can be shared with friends, family, and health care providers, and tracking of meals and workouts for further diabetes treatment management.
●	Accuracy: Exceptional accuracy particularly in the low glucose range throughout the sensor life.
●	Vibe Alerts: Added safety of an on-body vibration alert when low or high glucose threshold is reached, or importantly before low or high threshold is reached, even when the mobile device is not nearby.
●	Continuous Support: Patient and healthcare provider hotline support 24/7.

Sensor

The sensor is approved and CE Marked to be inserted under the skin, in the upper arm, and measures the glucose in the interstitial fluid. These glucose levels are then communicated wirelessly to the smart transmitter. We have designed the sensor to last up to one year, as compared to other currently available CGM sensors labeled for use for between seven and 15 days.

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

We are focusing our future development efforts on enhancing current product offerings by incorporating first a power source and then Bluetooth in the sensor to remove the need for an on-body component of our system. We are currently conducting a pivotal study of our Gemini product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. We are also developing our Freedom product variation which would include Bluetooth in the sensor eliminating the on-body component. We are seeking to ensure that we meet the growing and unique needs of people with diabetes utilizing our core and proprietary sensor technology. The company’s technology also has potential applications measuring analytes other than glucose, such as keytones and oxygen, and the company may consider incorporating these in future products or opportunities for the development or out-licensing of such applications. We aim to launch the Gemini and Freedom systems by the fourth quarter of 2027 and fourth quarter of 2028, respectively. These target dates will depend on our ability to successfully achieve clinical and regulatory milestones, including obtaining FDA approval, which is uncertain.

Sales and Marketing

We are in the early commercialization stages of Eversense and are focused on driving awareness and adoption of our CGM system amongst people with diabetes and their healthcare providers. As described above, the Company is in the process of transferring the global commercial operations relating to Eversense from Ascensia back to the Company.

Building strong adoption with an implantable device requires a strong network of healthcare providers trained on the Eversense sensor placement procedure. In the first few quarters of our commercial launch, our focus was ensuring the Endocrinology providers obtained the necessary training needed to support their diabetes patients. In 2019, we began our second phase of establishing a large network of Eversense proceduralists with the launch of the Certified Eversense Specialist (“CES”) network. This group of healthcare providers includes specialists who have strong familiarity with conducting in-office procedures such as dermatologists and plastic surgeons. The CES network offers an alternative for healthcare providers who want to prescribe Eversense for their patients but prefer to refer the procedure to a specialist. In 2022, we announced a collaboration with NPG designed to expand U.S. patient access to Eversense by providing additional convenient in-office and at-home sensor insertion options utilizing NPG’s broad network in approximately 30 states. In October 2024, we acquired the sensor insertion network assets of NPG to begin transitioning nurse practitioners to our Eon Care subsidiaries. We will continue to expand the inserter network through EON Care select geographic areas.

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

In October 2024, Ascensia and the Company launched a new direct to consumer U.S. marketing campaign on social and digital media platforms. ‘The One Year. One CGM.’ campaign expanded market awareness of the Eversense 365 system's unique benefits among people with diabetes and healthcare professionals. ‘The One Year. One CGM’ campaign aims to highlight the reality of the diabetes experience, through everyday complexities, successes, and challenges that people with diabetes face. The campaign demonstrates how Eversense 365 provides a differentiated

CGM option, with unparalleled flexibility and long-term use that allows it to seamlessly integrate into real life. Following the launch of Eversense 365 in October 2024, the Company has experienced higher direct-to-consumer leads compared to pre-launch months, continued growth in patient shipments with December 2025 being the largest in company history, an increase in the number of new prescribers and prescriptions, and an increase in new patients. In 2026 we continue to drive efforts to raise patient and prescriber awareness with targeted programs such as paid social ads, website optimization strategies, the Eversense 365 and twiistTM AID campaign, and other focused marketing strategies.

Reimbursement

Coverage in the United States

In the U.S. market, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment for medical technology to expand market acceptance and adoption. CGM as a class of products has been broadly accepted by commercial third-party payors, such as health insurers and health maintenance organizations, and by Medicare for patients who require the use of insulin to manage their diabetes. We approach the U.S. commercial third-party payor community in efforts to establish coverage for Eversense. To date, approximately 300 million people in the United States may have coverage and access to Eversense via commercial (for example, UnitedHealthcare) or government (for example, Medicare) payors.

Some commercial payors have denied coverage deeming Eversense as an “experimental and investigational” technology electing to wait for further clinical evidence, more safety data, or time in market. We disagree with this position as the CGM class has already proven to improve health outcomes and Eversense is another product that fits into the class. Additionally, in 2019 we published several sets of real-world data, which show Eversense provides the same clinical benefits as other CGM systems and has a favorable safety profile. However, until payment for the Eversense sensor placement becomes consistent, some patients will be required to bear the financial cost for the placement of the sensor by their healthcare provider. As a result, some patients and their healthcare provider may choose not to use Eversense on a widespread basis. Patient access programs and patient appeals support have been key initiatives to expanding payor policy and acceptance through case-by-case review and eventual denial overturn. This can be a long process with varying results in each case but is a prudent step to challenge payor positions of non-coverage given the strong evidence that supports CGM and Eversense. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

Coverage Outside the United States

In countries outside the United States, coverage for CGM systems is obtained from various sources, including governmental authorities, national healthcare systems, private health insurance plans, and hospital funds. Coverage systems in international markets vary significantly by country and, within some countries, by region. Coverage approvals must be obtained on a country-by-country, region-by-region or, in some instances, a case-by case basis. The responsibility for securing this coverage historically resided with our third-party distributors in the respective markets. We are in the process of acquiring the coverage and payment contracts for Eversense in the European Territories from Ascensia and upon the closing of the Local Purchase Agreements, we expect to be responsible for securing coverage for the related CGM systems going forward.

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

Typically, our outside vendors produce the components to our specifications and in many instances to our designs. Our suppliers are audited periodically by our quality department to ensure conformity with the specifications, policies and procedures for our devices. We believe that, if necessary, alternative sources of supply would be available in a relatively short period of time and on commercially reasonable terms. Most of the raw materials we use in our manufacturing operations are available from more than one source. However, certain raw material components are obtained principally from one supplier. In the event one of these suppliers was unable to provide the materials or product, we generally seek to maintain sufficient inventory to supply the market until an alternative source of supply can be implemented. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.

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

Seasonality

We anticipate that the revenue generated from our product sales will vary from quarter to quarter as we continue to commercialize Eversense. This variation is influenced by annual insurance deductible limits and out-of-pocket costs associated with some health insurance plans and government insurance programs providing coverage to Eversense and the utilization of patient assistance programs to offset those costs. This variation is also influenced by our distributor’s reductions of inventory of our products in the first quarter. Specifically, our revenues are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year.

For additional information, refer to “Part I. Item 1A. Risk Factors” in this Annual Report, including the risk factor entitled “Our product revenue is subject to seasonal variation”.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of December 31, 2025, we held a total of approximately 504 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 122 issued United States patents, 251 patents issued in countries outside the United States and 131 pending patent applications worldwide. Our patents expire between 2026 and 2049, subject to any patent term extensions or adjustments that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2043, subject to any patent term extensions or adjustments that may be available for such patents.

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

Government Regulation

The Eversense system is a medical device subject to extensive and ongoing regulation by the FDA, CMS, the European Union, competent authorities of the EEA countries, Notified Bodies and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company's business operation, including research activities, product development, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA govern product design and development, preclinical and clinical testing, premarket clearance or approval, product manufacturing, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations and standards, such as ISO 13485, ISO 14971, FDA's Quality Management System Regulation (“QMSR”) contained in 21 CFR Part 820, Directive 90/385/EEC concerning active implantable medical devices and, Regulation 2017/745 on Medical Devices, as amended.

Regulation by the FDA

The FDA classifies medical devices into one of three classes according to the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. The Eversense System is a Class II device and subject to 510(k) approval under section 515 of the FDCA in order to obtain a marketing approval. A 510(k) application must be supported by valid scientific evidence that typically includes extensive technical, preclinical, clinical, manufacturing and labeling data, to demonstrate to the

FDA's satisfaction the safety and efficacy of the device. A 510(k) application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a 510(k) application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information.

New 510(k) applications or 510(k) supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that has been approved through the 510(k) process. 510(k) supplements often require submission of the same type of information as an initial 510(k) application, except that the supplement is limited to information needed to support any changes from the device covered by the approved 510(k) application and may or may not require as extensive technical or clinical data or the convening of an advisory panel.

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed Current Good Manufacturing Practice (“cGMP”) requirements, as set forth in the QMSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

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

The Medical Device Regulation provides a transitional provision. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implemented a quality management system by May 26, 2024 which complies with the requirements of the Medical Devices Regulation, (v) by May 26, 2024 an application was lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the Medical Device Regulation and a related written agreement was signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.

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

Class III custom-made implantable medical devices may be placed on the market until May 26, 2026 without a CE Certificate of Conformity issued by a Notified Body, provided that (i) by May 26, 2024, an application was lodged with a Notified Body for the conformity assessment of the devices, in accordance with the Medical Device Regulation and a related written agreement was signed with the Notified Body by September 26, 2024.

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

Other Regulatory Requirements

Even after a device receives clearance, certification or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include, but are not limited to:

●	establishment registration, device listing and other registration requirements;
●	QMSR and Quality Management System requirements, which require manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	MDR regulations, which require that manufacturers report to the FDA, and foreign regulatory authorities, when applicable, if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur and comparable foreign post-market surveillance and vigilance requirements;
●	voluntary and mandatory device recalls addressing problems when a device is defective and could be a risk to health; and
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA, and foreign regulatory authorities, when applicable, field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health, and comparable foreign requirements.

Also, the FDA requires us to conduct Post Approval Studies (post-market surveillance studies) and establish and maintain a system for tracking our products through the chain of distribution to the patient level. We may be subject to similar requirements abroad. The FDA and applicable regulatory authorities enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Moreover, the FDA, competent authorities of the EEA countries, and foreign regulatory authorities, when applicable, strictly regulate marketing, labeling, advertising and promotion of medical devices. Medical devices may be promoted only for the approved or CE Marked indications and in accordance with the provisions of the approved or certified label, although physicians, in the practice of medicine, may prescribe approved medical devices for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA, competent authorities of the EEA countries, and foreign regulatory authorities, when applicable, and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our products in compliance with current good manufacturing practice requirements set forth in the QMSR. The QMSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QMSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down such manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees. Similar quality management requirements and related risks apply abroad.

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

In the EEA, the General Data Protection Regulation (2016/679) (“EU GDPR”) and in the United Kingdom (“UK”), the United Kingdom’s GDPR (“UK GDPR”) (together the “GDPR”), applies to personal data about identified or identifiable data subjects processed by automated means and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EEA or UK. Under the EU GDPR companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to €20 million or up to 4% of the annual global turnover, whichever is greater; or private litigation related to processing of personal data brought by classes of data subject or consumer protection organizations authorized at law to represent their interests. The GDPR includes more stringent operational requirements for data processors and data controllers and creates additional rights for data subjects.

Fraud and Abuse Laws

In addition to FDA restrictions, there are numerous U.S. federal and state laws and equivalent third country laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by significant criminal, civil, and administrative sanctions, including, in some instances, monetary penalties, payment denials, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, or similar comparable foreign programs, as well as integrity oversight and reporting obligations to resolve allegations of non-compliance.

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

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our operations and activities, including our arrangements with providers with respect to patient training. As a result, our operations and activities, including our provider and training arrangements, may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act & HIPAA

The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring "qui tam" whistleblower lawsuits against companies under the federal False Claims Act. Penalties include significant civil monetary penalties for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have continued to increase significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, be excluded from Medicare, Medicaid or other federal or state healthcare programs, or be subject to integrity oversight and reporting obligations to resolve allegations of non-compliance, as a result of an investigation arising out of such action.

There are other federal anti-fraud laws that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

State Corporate Practice of Medicine Restrictions

Our consolidated financial statements include our subsidiaries and variable interest entities. Through the administrative agreements with the Eon Care PCs, our medical affiliates, we have exclusive authority over all non-medical decisions related to their ongoing business operations. Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions of physicians. These laws are generally referred to as corporate practice of medicine laws. These state laws and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to pay significant fines and restructure our contractual and other arrangements. In addition, any physician who participates in an arrangement that violates a state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.

Outside the United States, interactions between medical device companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.

Healthcare and Regulatory Reform

Federal and state governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such new laws may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. For example, in March 2010, the PPACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. In the years since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional congressional action is taken.

It is uncertain whether and how future legislation could affect our current and future operations or what actions federal, state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the UK left the European Union on January 31, 2020, commonly referred to as Brexit.

On May 26, 2021, the Medical Device Regulation entered into application in the EU. However, the Medical Device Regulation is not applicable in Great Britain (England, Scotland, and Wales). In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which currently retains a regulatory framework similar to the framework set out by the MDD. The UK has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the EU regulations governing CE Marks (and comply with the Medical Device Regulation). The UK Government has established transitional provisions to recognize the acceptance of CE Marked medical devices on the Great Britain market. Current legislations provides that medical devices which have been CE Marked in accordance with the MDD or AIMD, and for which a CE Certificate of Conformity has been delivered by a Notified Body in accordance with the MDD or AIMD, can be placed on the Great Britain market until the sooner of the expiry of the certificate or June 30, 2028. Medical devices which have been CE Marked in accordance with the Medical Device Regulation may be placed on the Great Britain market until June 30, 2030. However, the government has indicated that it intends to launch a consultation (that was penciled in for late 2025 but has not yet commenced) on proposals to indefinitely recognize CE Marked medical devices.

The UK government has introduced new legislation governing medical devices, with the first regulations strengthening post-market surveillance having come into force on June 16, 2025. Further updated regulations are scheduled to follow in the course of 2026.

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

Employees and Human Capital Resources

We believe that our future success depends upon our continued ability to attract and retain highly skilled and qualified employees who share in our mission to transform lives in the global diabetes community with differentiated, long-term implantable glucose monitoring technology. As of December 31, 2025, we had 130 full-time employees, of whom over half hold Ph.D., M.D., master’s degree, or other post graduate degrees, and all of whom are in the United States. In 2025, most employees were in Operations and Research and Development positions aligned with our corporate focus of designing, developing and manufacturing glucose monitoring products. Effective January 2, 2026, in connection with the transition of commercialization and marketing activities back to the Company from Ascensia, we significantly expanded our workforce by hiring more than 150 employees, primarily within commercial sales, marketing, and related support functions. As a result, the composition of our employee base has begun to shift toward a greater proportion of commercial and customer-facing roles.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good and believe our culture emphasizes innovation, accountability, collaboration, and a shared commitment to improving outcomes for people living with diabetes.

Culture

Employee engagement is always important to us, and improving our employee engagement with a remote, in-person and hybrid workforce remained a strategic imperative for us in 2025. We are committed to maintaining a flexible working environment for our employees because it is important to them, however this requires an intentional focus to build communications and connections in a diverse work place settings. Throughout the year, we employed initiatives and communications to attach our employees to our company mission, vision, and values. Our values define the behaviors of our existing employees, and the new hires that we welcomed to our organization during 2025:

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

We continue to utilize a human resource software which collects weekly employee feedback on work experience, culture, communications, interaction with their managers and other topics enabling us to react and address real time feedback. This software is an excellent tool to help monitor our culture at the organizational level, as well as the individual manager level. This feedback allows us to evaluate our initiatives and the reactions of our employees to successes and challenges in the organization. We use this platform to distribute surveys on specific topics, which demonstrates our commitment to hearing the voice of our employees and creating an inclusive environment. This software also provides opportunities for peer-to-peer recognition and valuable insights for managers to better lead their teams. We also conduct regular company calls to update all employees on progress towards our company objectives, initiatives, what is happening in various departments, customer feedback and to celebrate employee achievements and company milestones and personal employee milestones. In addition, we conduct regular employee engagement events to recognize the value of our employees and their contributions.

Employee Health & Wellbeing

We are committed to the health and safety of our employees and have safety training programs that ensure our workforce knows how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have minimal accident and injury rates. In 2025, we expanded our wellness program “A Healthier You” to deliver a consistent cadence of weekly wellness tips, lunch and learns focused on wellness, and employee recognition to demonstrate our commitment to employee well-being. This program also includes a stipend to further support healthy behaviors.

Organizational Development

We are committed to attracting, developing, and retaining employees by promoting an environment to continuously develop and learn. As part of our performance management process, all levels of employees are formally required to meet with their managers at semi-annually to receive feedback on their established objectives, identify opportunities for skill development, discuss opportunities to support their career goals, and reflect on how their behaviors demonstrate our corporate values. Managers are strongly encouraged to have routine 1:1 meetings with their employees in between formal performance management meetings. The executive team meets routinely to discuss key initiatives for strategic, operational, and organizational planning. Many of these meetings were focused on organizational development including high-potential and high-performer talent discussions and employment engagement data to better understand our employee profiles and address their specific needs. We continued to celebrate our revised technical leadership pathway with an awards program to recognize and reward employees who were recently named as patent inventors. We continue to encourage professional certification and continuing education by reimbursement for professional certification classes, testing, maintenance, and tuition reimbursement of up to $5,250 annually. During 2025, we enhanced our focus on the development of and investment in our Senior Directors, which represent the key leaders within the organization by connecting regularly to capture feedback and discuss organizational strengths and challenges. We regularly engage in development conversations with our managers and directors to reinforce best practices and ensure effective performance management

Inclusion in the Workplace

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

Total Rewards

We provide competitive compensation and benefits to attract and retain the best people. We engage nationally recognized compensation and benefits consulting firms to evaluate our total rewards programs and to provide benchmarking against our peers within the industry. We provide our employees with market competitive pay and bonuses. We complete a year-end market adjustment review process to ensure we maintain our competitive pay and pay equity between active employees and new hires and to align with the highly competitive labor market. As a result of this review process, we evaluate any market adjustments required to stay on track with the everchanging labor market and align with individual employee performance. Annual increases and incentive compensation are based on merit and documented through our performance management process as part of our annual review procedures. All employees are issued stock options and/or restricted stock units under our broad-based stock incentive programs. We offer an employee stock purchase program to all employees. Finally, we offer comprehensive benefits to all eligible employees, including health insurance, paid time off, a retirement plan with company match, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, and critical illness.

Corporate Information

Our principal executive offices are located at 20451 Seneca Meadows Parkway, Germantown, Maryland 20876-7005 and our telephone number is (301) 515-7260. Our common stock is listed on the Nasdaq Global Select Market under the symbol “SENS.”

Available Information

Our website address is www.senseonics.com. In addition to the information contained in this Annual Report, information about us can be found on our website. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report is only as an inactive textual reference.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability. Our results of operations may fluctuate significantly from quarter to quarter or year to year.
●	If we are unable to successfully transition commercial responsibility for Eversense back from Ascensia and successfully expand our commercialization of Eversense in the United States and Europe, including among other things if we are delayed or unsuccessful in growing the adoption of our product, our commercialization efforts and financial results would be directly and adversely affected.
●	The markets in which we participate are highly competitive, and our primary competitors, as well as a number of other companies, medical researchers and existing medical device companies, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for Eversense or render Eversense less competitive or obsolete, which would significantly reduce our potential sales.
●	We have limited operating history as a commercial-stage company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
●	Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.
●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, ongoing development for lifecycle management of our products.
●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In particular, the FDA and other foreign regulatory clearance, certification, or approval processes are expensive, time-consuming and uncertain, and the failure to maintain required regulatory clearances, certifications and approvals could prevent us from commercializing Eversense and future versions of Eversense.
●	Failure to secure or retain coverage or adequate reimbursement for Eversense or future versions of Eversense systems, including the related insertion and removal procedures, by third-party payors could adversely affect our business, financial condition and operating results.
●	If we are unable to establish a broad inserter network through Eon Care, our commercialization efforts and financial results will be directly and adversely affected.
●	Our stock price has been highly volatile and may continue to be highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular, has experienced volatility that has often been unrelated to the operating performance of particular companies. We cannot predict the action of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.
●	Our operating results are subject to significant fluctuations.
●	Due to our recurring losses and uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, there is substantial doubt about our ability to continue as a going concern.
●	We contract with third parties for the manufacture of Eversense. Risks associated with the manufacturing of our products, loss of key suppliers or disruption to their facilities could reduce our gross margins and negatively affect our operating results.

●	We operate in a regulated industry and our business, operations and the business and operations of our third-party manufacturers are subject to various foreign, U.S. federal, state and local laws and regulations, including those promulgated by the FDA and equivalent foreign regulatory authorities, among others. Failure to comply with applicable laws and regulations could harm our business and we may incur significant expenditures related to compliance efforts.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Holders of debt instruments may exert substantial influence over us and may exercise their control in a manner adverse to the interests of our common stockholders.

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.0 billion. To date, we have financed our operations primarily through sales of our equity securities and debt financings. We have devoted substantially all of our resources to the research and development of our products, including conducting clinical trials, and the commercial launch of Eversense in the United States, select markets in Europe, the Middle East, and Africa (EMEA).

To implement our business strategy we need to, among other things, successful transition commercial responsibility for Eversense back to the Company from Ascensia, gain regulatory approval or certification in other regions where we intend to sell our products, expand our commercial launch in the United States and Europe, and develop future generations of Eversense. We have never been profitable from operations and do not expect to be profitable for at least the next several years. We expect to make significant investments in product development as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

The transition of commercial responsibility for Eversense to Senseonics in European markets is subject to the finalization and execution of definitive agreements with Ascensia and an uncertain government approval process.

We executed the Master Asset Purchase Agreement and the A&R Commercialization Agreement with Ascensia related to the termination of our Existing Commercialization Agreement and the transfer of commercial responsibility for Eversense from Ascensia back to the Company. Pursuant to these agreements, we resumed responsibility for U.S. commercial activities as of January 1, 2026 and are entitled to 100% of revenue from European Territories, subject to certain transitional arrangements. While the Master Asset Purchase Agreement and A&R Commercialization Agreement establish the primary terms of the transition, the timing and scope of certain transition activities, costs, and obligations remain subject to ongoing coordination with Ascensia. Additionally, the formal transition of commercial responsibility in the European countries is subject to the finalization and execution of definitive local purchase agreements for those jurisdictions, the negotiation of which is ongoing. Accordingly, we cannot predict with certainty the total costs that we will incur, or liabilities that we may assume, in connection with the commercial transition. If the transition requires greater resources than anticipated or the final outcomes differ from our expectations, it could have a material adverse effect on our ability to fully implement the commercial transition or on our future results of operations.

The commercialization of Eversense in certain European countries is also subject to government tender systems within the various countries. The ability of the Company to participate in the various tenders will require the satisfaction of the requirements of these countries’ regulatory bodies, and in some cases approval, which vary country by country and are further governed by specific regional level requirements within the countries. Although we are working with Ascensia and our advisors to understand these processes and the necessary requirements for each country, this process is inherently uncertain, as is the timing for receipt of any required approvals. As a result, the timeline for our eventual assumption of full commercial responsibilities in these countries is difficult to predict. Additionally, if one or more countries were to condition the transfer of a tender to the Company on terms that are less favorable than we expect, it could adversely affect the success of our European commercialization efforts.

Our resumption of commercial responsibility for Eversense will require us to develop a number of internal functions and may not be successful.

Prior to our resumption of commercial responsibility for Eversense in the United States on January 1, 2026, it had been more than five years since we had direct commercial responsibility for Eversense. In order to effectively resume commercial responsibility for the product, we will need to develop internal sales, marketing and distribution capabilities. This will require us to integrate, and in some cases, recruit, hire and train additional sales and dedicated marketing personnel, as well as other supportive functions. As a result, we expect our operating expenses to significantly increase as we resume commercial responsibility for Eversense. Although we expect to capture a larger portion of the revenue from Eversense sales following the transition, these revenue increases may not be sufficient to cover our increased operating expenses.

We have hired many of the Ascensia personnel previously responsible for Eversense commercialization in the United States and plan to offer employment to additional European personnel after finalization of the definitive agreements with Ascensia and appropriate local labor law processes. However, we cannot guarantee you that we will be successful in transitioning all needed personnel to our Company or that we will not experience operational challenges and inefficiencies as we resume commercial responsibility for the product. Additionally, although we are working to transition the commercial responsibility of Eversense in a smooth manner, with minimal disruption to the supply of Eversense to patients, it is possible that health care providers, patients or tender authorities may have questions or concerns regarding the transition that could adversely affect demand for the product. If we encounter any of the issues described above in the transition of commercial responsibility for Eversense back to the Company, it could have a material adverse effect on our business, prospects and results of operations.

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

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and EU regulations. We will also be subject to periodic inspections by the FDA, the notified bodies in the EEA and comparable foreign authorities to determine compliance with regulatory requirements, such as the QMSR of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any comparable foreign regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend, vary or cancel our marketing authorizations or CE Certificates of Conformity, impose “stop-sale” and “stop-import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product’s design or manufacture may result in restrictions on the use of Eversense, restrictions placed on us or our suppliers, or withdrawal or variation of an existing regulatory clearance or CE Certificate of Conformity for Eversense. The FDA, competent authorities of EEA countries and comparable foreign regulatory authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

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

In April 2025, we entered into a collaboration agreement with Sequel Med Tech (the “Sequel Collaboration”), for the purpose of integrating the companies’ technologies to jointly create the first ever automated insulin delivery system with a once-yearly CGM. The development program seeks to integrate Eversense 365 and Sequel’s twiist™ AID system to enable improved outcomes for people living with diabetes In January 2026, the first commercial patients began using the integrated twiist AID system paired with Eversense 365, marking the first time the world’s only one-year CGM has been utilized within an AID system, and we are continuing to work with Sequel toward broader commercialization of the integrated solution. The Sequel Collaboration subjects us to additional risks in our business operations, including but not limited to:

●	costs and expenses associated with the Sequel Collaboration, including the possibility that the costs associated with the integration of the companies’ technologies materially exceed our current expectations;
●	potential distraction from other development priorities that may provide more value to the Company;
●	the possibility that either party to the Sequel Collaboration may not devote sufficient financial or other resources to the collaboration, including as a result of changes to corporate priorities;
●	potential technological challenges that may be experienced in the course of the collaboration, which could disrupt integration or impede adoption;
●	potential claims for infringement, misappropriation or violation of intellectual property rights of others, which could expose us to potential litigation or other legal proceedings;
●	the potential for disputes to arise between the Company and Sequel Med Tech regarding the integration of the companies’ technologies or other aspects of the Sequel Collaboration; and
●	compliance with regulatory and legal requirements.

In addition, there is no guarantee that the Sequel Collaboration will result in the financial and economic benefits we anticipate. Any of the risks listed above and other risks may cause disruption to the technology integration under the Sequel Collaboration or even prevent us from further development efforts related to the project altogether. If the Sequel Collaboration is not successful or if we are unable to generate sufficient revenue as a result of the Sequel Collaboration, it could adversely affect our business and results of operations, and may damage our reputation.

We are dependent on one product, Eversense. Our success depends on our ability to continue to develop, commercialize and gain market acceptance for our products.

Our current business strategy is highly dependent on the successful commercialization of Eversense and achieving and maintaining market acceptance. In order to sell Eversense to people with diabetes, we must educate them, their caregivers and healthcare providers that Eversense is an attractive alternative to competitive products for the monitoring of glucose levels, including SMBG, as well as other competitive CGM systems and alternatives to CGM methodologies. Market acceptance and adoption of Eversense depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of Eversense as compared to competitive products.

Achieving and maintaining market acceptance of Eversense could be negatively impacted by many factors, including:

●	the failure of Eversense to achieve wide acceptance among people with diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;
●	lack of evidence supporting the accuracy, duration, safety, ease-of-use or other perceived benefits of Eversense over competitive products or other currently available diabetes management therapies;
●	perceived risks associated with the use of Eversense or similar products or technologies generally;
●	the introduction of competitive products and the rate of acceptance of those products as compared to Eversense;
●	adverse results of clinical trials relating to Eversense or similar competitive products;
●	loss of regulatory approval or CE Certificates of Conformity for Eversense, adverse publicity or other adverse events including any product liability lawsuits; and
●	any limitations in our ability to effectively communicate and promote product benefits.

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

We derive nearly all of our revenue from sales of Eversense in the United States and Europe and expect to do so for the next several years. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers' services. As a result, access to coverage and adequate reimbursement for Eversense by third-party payors is essential to the acceptance of our products by people with diabetes. Similarly, healthcare providers may choose not to order a product unless third-party payors cover and reimburse a substantial portion of the product. Coverage determinations and reimbursement levels of both our products and the healthcare provider's performance of the insertion and removal procedures are critical to the commercial success of our product, and if we or our commercial partners are not able to secure positive coverage determinations and reimbursement levels for our products or the insertion and removal procedures, our business would be materially adversely affected.

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

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at medical technologies as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, medical devices are subject to unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should additional tariffs be imposed specifically targeting medical device components, our production costs could rise significantly, and it may be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least several months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development activities.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

Risks Related to our Financial Results and Need for Financing

We will need to generate significant sales to achieve profitable operations.

We intend to continue to increase our operating expenses in connection with the commercialization of Eversense, our ongoing research and development activities including the development of next generation products and the clinical trials for those products, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect or if our operating expenses otherwise exceed our expectations, our financial performance and operating results will be adversely affected.

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

We anticipate that there will be meaningful variability in our operating results among years and quarters, as well as within each year and quarter. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	regulatory clearance, certification or approvals affecting our products or those of our competitors;
●	the ability to increase sales of Eversense and to commercialize and sell our future products, and the number of our products sold in each quarter;
●	the ability to establish and grow an effective sales and marketing infrastructure and third-party distribution network;
●	acceptance of our products by people with diabetes, their caregivers, healthcare providers and third-party payors;
●	the pricing of our products and competitive products, and the effect of third-party coverage and reimbursement policies;
●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
●	interruption in the manufacturing or distribution of our products;
●	seasonality and other factors affecting the timing of purchases of Eversense;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	results of clinical research and trials on our products in development;
●	the ability of our suppliers to timely provide us with an adequate supply of components and CGM systems that meet our requirements; and
●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our lack of operating history as a commercial-stage company and lack of experience selling CGM systems, and Eversense in particular, and due to the complexities of the industry and regulatory framework in which we operate, it will be difficult for us to forecast demand for our future products and to forecast our sales with any degree of certainty. For example, many of the products we will seek to develop and introduce in the future will require regulatory approval, certification or clearance and import licenses before we can sell such products and given that the timing of such approvals, certification, clearances or licenses may be uncertain, it will be difficult for us to predict sales projections for these products with any degree of certainty before such approvals, certifications, clearances or licenses are obtained. In addition, we will be increasing our operating expenses as we expand our business. Accordingly, we may experience substantial variability in our operating results from year to year and quarter to quarter. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our product revenue is subject to seasonal variation

Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily due to the annual reset of health insurance plan deductibles that occur at the beginning of the insurance plan year and the utilization of patient assistance programs to offset those costs and our distributors reductions of inventory of our products in the first quarter. The seasonal variance has also historically been impacted by the timing of Ascensia’s purchases in accordance with minimum purchase requirements under our distribution agreement. As a result, our net sales are typically lower in the first quarter of the year than would otherwise have been the case as a result of the reduction of product inventory at our distributors. Many health insurance plans and government insurance programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for a large portion of medical products and services until such deductibles and annual out-of-pocket cost limits are met. As a result of these factors, patients may delay medical expenses or find cheaper alternatives until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for Eversense as a result of the foregoing factors or otherwise, can adversely affect our business, operating results and financial condition.

Covenants under the Loan and Security Agreement may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

In September 2023, we entered into a loan agreement (the “Loan and Security Agreement”) with several institutions (collectively, the “Lenders”) and Hercules Capital, Inc. (“Hercules”), as administrative agent. On September 3, 2025, the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement contains customary terms and covenants, including financial covenants, such as operating within an approved budget and achieving minimum revenue and liquidity targets, and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Amended Loan and Security Agreement also contains customary events of default, after which borrowings under the term loan will be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgments against the Company, change of control or delisting events, termination of any guaranty, governmental approvals, and lien priority.

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

Despite our current consolidated debt levels, we may be able to incur substantial additional debt in the future, some of which may be secured debt. We may not be subject to any restrictions on incurrence of additional indebtedness under the terms of any future indebtedness. If new debt is added to our current debt levels, the related risks that we and they now face could intensify.

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

The financial statements in this Annual Report have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our management has concluded that the capital considerations required to assume Eversense commercialization and distribution responsibilities, our existing unrestricted cash and cash equivalents, and the minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under our Amended Loan and Security Agreement raise substantial doubts regarding our ability to continue as a going concern for the next twelve months after issuance of our financial statements in this Annual Report.

As of December 31, 2025 the Company had unrestricted cash, cash equivalents and marketable securities of $94.0 million consisting of cash and investments in highly liquid U.S. money market funds. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations, including the expanded operations that will be required to resume commercialization of Eversense, through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. There can be no assurance that we will be successful in raising additional capital or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, and substantial doubt exists about our ability to continue as a going concern. If we are unable to secure additional capital on acceptable terms or at all, we may be required to significantly reduce or cease our operations, pursue strategic alternatives, or consider other actions which could result in a loss to investors of their investment in our securities.

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

We are highly dependent on the management, research and development, commercial, financial and business development expertise of Tim Goodnow, our Chief Executive Officer, Rick Sullivan, our Chief Financial Officer, Mukul Jain, our Chief Operating Officer, Brian Hansen, Chief Commercial Officer and Ken Horton, our General Counsel and Corporate Development Advisor, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may terminate their employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific, clinical and marketing personnel are critical to our success. In addition, as we have begun to transition responsibility for the commercialization of our products, we will also be required to recruit and retain a qualified sales force and supporting functions. The loss of the services of our executive officers or other key employees, or the inability to add required staff, could impede the achievement of our research, development and commercialization objectives or the expansion of activities to support Eversense, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel, many of which have greater financial and other resources dedicated to attracting and retaining personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2025, we had 137 full-time employees. As we resume responsibility for the commercialization of our products, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and commercial operations. In connection with that effort, effective January 2, 2026, we expanded our workforce by hiring more than 150 employees, primarily within commercial sales, marketing, and related support functions. We also may experience growth in the number of employees in the areas of research, product development, clinical sciences, regulatory affairs, supply chain, logistics, clinical/insertion services, or additional commercial activities. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Our exposure to these risks will increase as we significantly increase our work force and resume responsibility for the commercialization of our products. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, individual imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2025, we held a total of approximately 504 issued patents and pending patent applications that relate to our CGM system. Our intellectual property portfolio includes 122 issued United States patents, 251 patents issued in countries outside the United States, and 131 pending patent applications worldwide. Our patents expire between 2026 and 2049, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2043, subject to any patent term extensions or adjustments that may be available for such patents. We are also seeking patent protection for our proprietary technology in Europe, Japan, China, Canada, India, Australia and other countries and regions throughout the world. We have 14 U.S. trademark registrations and 133 foreign trademark registrations, as well as one pending foreign trademark application.

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

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of CGM sensors and CGM systems, as well as methods for continuous glucose monitoring. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our CGM sensors or CGM systems infringes one or more claims of their patents. For example, as noted in Item 3: Legal Proceedings, in May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, TikTok Inc., (the “TikTok IPR”) and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the TikTok IPR as well as our own independent, similar Inter Partes Review petitions challenging these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Reviews. On June 5, 2025, prior to the imminent TikTok IPR final hearings, the Acting Director of the U.S. Patent and Trademark Office ordered a sua sponte review by the Acting Director of whether the TikTok IPR could proceed based on certain novel issues relating to TikTok’s Chinese ownership status. On January 23, 2026, the Director of the U.S. Patent and Trademark Office issued and order stating that, in view of a recent order by the Patent Trial and Appeal Board and TikTok Inc.’s announced joint venture (and the referenced ownership attributes thereof), the parties were authorized to file an additional brief addressing whether the evidence Cellspin Soft, Inc. submitted is sufficient to put TikTok Inc.’s real party in interest identification into dispute, and what effect, if any, the announced joint venture has on the TikTok IPR proceedings. TikTok, Inc. and Cellspin Soft, Inc. filed additional briefs on February 2, 2026. To date, no decision has been rendered on by the Director whether the TikTok IPR can proceed. The Inter Partes Review proceedings are all stayed pending the outcome of the sua sponte Director’s review. The timing of this review remains uncertain. Were the TikTok IPR terminated, it is our belief that our independent Inter Partes Review should continue because the issues raised in the challenge to the TikTok IPR are not relevant to our filings. Should any asserted claim in the three patents survive the invalidity challenge in the Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit.

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

We and our third-party suppliers are required to comply with the FDA's QMSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QMSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time.

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

We are subject to broadly applicable federal, state, and foreign healthcare laws, including health care fraud and abuse and health information privacy and security laws, which could adversely impact our business. Such healthcare laws applicable to our operations include:

●	the federal Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which is enforceable through civil whistleblower or qui tam actions, prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	HIPAA, and its implementing regulations, which created federal criminal and civil statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH, and their implementing regulations, which also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors, regarding the privacy, security and transmission of such individually identifiable health information;
●	federal "sunshine" requirements, under the Physician Payments Sunshine Act, imposed by the PPACA, on device manufacturers regarding the annual reporting to CMS, of any "transfer of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Failure to timely submit required information may result in significant civil monetary penalties;
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

Our activities, including our research, sales and marketing, training programs, and patient reimbursement support activities, and relationships with Eon Care PCs, may be subject to scrutiny under these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including significant civil, criminal, and administrative penalties, damages, fines, disgorgement of profits, imprisonment, exclusion from governmental health care programs, such as Medicare and Medicaid, payment denials, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, would be costly and time-consuming. In addition, if our affiliated physicians are found to have violated these laws, they could also be subject to significant fines and other sanctions through professional licensure proceedings.

For example, to enforce compliance with the federal laws, the U.S. Department of Justice has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management's attention from our core business. Additionally, if we settle an investigation with law enforcement or other regulatory agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. The California Consumer Privacy Act of 2018 (“CCPA”) and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

The collection and use of personal health data in the EEA and the UK is governed by the EU and UK GDPR (collectively, GDPR). The GDPR applies to the processing of personal data by any company established in the EEA or UK and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA or UK. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States. In the ordinary course of business, we transfer personal data from the EEA and UK or other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK or other jurisdictions to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions have adopted and may adopt stringent data localization and cross-border data transfer laws.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

In addition to data privacy and security laws, we are contractually subject to certain industry standards adopted by industry groups and, we are, and may become subject in the future, to additional such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We publish privacy policies, and other statements concerning data privacy and security. Regulations in the United States are increasingly scrutinizing these statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, cookies, or via third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

If we or the parties on which we rely fail to comply or are alleged to have failed to comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Because of our hybrid work policies, sensitive information may be less secure as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We may expend significant resources or modify our business activities, including our clinical trial activities, to try to protect against security incidents, and have in the past. Certain data privacy and security obligations have required us to implement and maintain specific security measures to protect our information technology systems and sensitive information.

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

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance, certification or approval of our products or otherwise impact our profitability.

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

On a global level, the regulatory environment is increasingly stringent and unpredictable. Many countries have introduced or expanded their existing regulation of medical devices or are planning to expand their existing regulation in the future. Regulatory requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or certifications or obtain future approvals or certifications for our products. For example, in the EU, on May 26, 2021, the EU Medical Device Regulation entered into application repealing and replacing both Directive 93/42/EEC concerning medical devices and Directive 90/385/EEC concerning active implantable medical devices. We affixed the CE Mark to the original 90-day Eversense CGM system in June 2016, which marked the first certification for the product to be sold within the European Economic Area (“EEA”). Subsequently, we affixed the CE Mark to the extended life Eversense XL CGM system in September 2017 which was sold in select markets in Europe and the Middle East and in January 2026 obtained CE Mark approval for Eversense 365 which is expected to launch in the European Territories by the second half of 2026. The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well as a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfill these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation.

On May 26, 2021, the Medical Device Regulation entered into application in the EU. However, the MDR is not applicable in Great Britain (i.e. England, Wales and Scotland) but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, currently retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency (“MHRA”) introduced new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements came into force on June 16, 2025. Further updated regulations are scheduled to follow in and the course of 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and comparable foreign regulatory authorities in ways that may significantly affect our business and our products. For example, in July 2024, Regulation (EU) 2024/1860 entered into application in the EU. The Regulation imposes new manufacturer obligations, including mandatory pre-notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory - actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. The evolving nature of the EU regulatory environment creates uncertainty, and additional amendments or guidance could further increase compliance burden or disrupt market access for certain products.

Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Government shutdowns, reductions in force among FDA personnel, and funding shortages have and may result in significant delays. Delays in receipt of or failure to receive regulatory clearances or approvals for our products would harm our business, financial condition and operating results.

While a goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the PPACA was enacted in March 2010. The PPACA substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the Department of Health and Human Services, the FDA, CMS and related agencies. Such actions and policies may, among other things, significantly reduce U.S. medical device prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

Our stock price has been highly volatile. The stock market in general and the market for innovative, emerging medtech and biotechnology companies in particular have experienced volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2025 through February 13, 2026, the trading price of our common stock has been as low as $5.25 per share and as high as $28.00 per share. This stock price volatility has been accompanied by significant variability in trading volume of our common stock in comparison to historical experience.

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

The market price of our common stock may also be influenced by many additional factors, including:

●	analyst coverage, recommendations or changes in their estimates of our financial performance;
●	our degree of success in transitioning commercial responsibility for Eversense back from Ascensia;
●	future announcements about us or our competitors, including the results of technological innovations or new commercial products;
●	announcement of operating results and other factors relating to the commercialization of our products;
●	clinical trial and topline data results;
●	depletion of our cash reserves;
●	sale of equity securities or issuance of additional debt;
●	announcement by us of significant strategic partnerships, capital commitments or acquisitions;
●	changes in government regulations;
●	impact of competitor successes;
●	developments in our relationships with our collaboration partners;
●	global market or financial developments;
●	announcements relating to health care reform, legislation and reimbursement levels, including third-party payor coverage decisions;
●	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
●	regulatory approvals, certifications, timelines or other actions;
●	litigation;
●	public concern as to the safety of our products or recalls;
●	the make-up of our shareholder base; and
●	the other factors described in this Risk Factors section.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute our existing stockholders.

Our certificate of incorporation authorizes us to issue up to 70,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock, including securities convertible into common stock, in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. This includes the issuance, from time to time, of non-statutory stock options exercisable for shares of our common stock and/or restricted stock units that may be settled in shares of our common stock pursuant to the Senseonics Holdings, Inc. 2023 Commercial Equity Plan. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

PHC may have the ability exert substantial influence over us in a manner adverse to your interests.

As of the date of this filing, PHC beneficially owns approximately 9.6% of our common stock. Additionally, although PHC’s designee to the Company’s board of directors resigned from our board in connection with the execution of the Master Asset Purchase Agreement on December 31, 2025, PHC continues to have the right to designate one individual to serve on our board of directors as outlined in their Investor Rights Agreement and that right will continue as long as PHC beneficially owns in excess of 5% of our outstanding common stock.

As a result, PHC may be able to significantly influence our decisions, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. PHC may have interests different from the interests of the other holders of our common stock.

The rights that we have granted to Abbott in connection with a recent private placement may affect the likelihood of a change of control of Senseonics.

In connection with an investment in Senseonics made by Abbott Laboratories in May 2025, we granted Abbott certain information rights regarding the clinical and regulatory development status and progress of our Gemini and Freedom development programs. We also granted Abbott preferential negotiation rights with respect to certain future strategic transactions, including a merger, acquisition or other transaction involving a change in control of Senseonics, the sale or disposition of a material portion of our consolidated assets, the sale, exclusive license or exclusive distribution arrangement involving any of our material intellectual property (including the Gemini product and/or the Freedom product), excluding certain distribution agreements with respect to any product in one or more jurisdictions outside of the United States. Although these rights are subject to certain conditions and limitations, the existence of these rights may, prior to their expiration, impact the likelihood that Abbott or other third parties may seek to explore an acquisition of us or pursue a distribution agreement with us with respect to future products. As a result, the existence of these rights could have an adverse effect on our stock price until the rights terminate.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and variable consideration, reserves for inventory obsolescence and warranties, stock-based compensation, clinical accruals and income taxes.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting that exists at the reporting date, we will be unable to assert that our internal control over financial reporting is effective. We have no material weaknesses in our internal control over financial reporting at December 31, 2025. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent future material weaknesses or restatements of our financial statements. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation at the U.S. federal level and in numerous U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such jurisdictions. Nevertheless, our effective income tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal or state income tax laws, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We may be unable to utilize our tax attribute carryforwards to reduce our income taxes.

At December 31, 2025, we had gross federal and state net operating loss (“NOL”) carryforwards of $791.3 million and $134.9 million, respectively and research and experimental credit carryforwards of $18.1 million. Federal NOL carryforwards in the amount of $190.1 million will expire in varying amounts through 2037 and tax credits of $18.1 million will expire in varying amounts through 2045. These net operating loss carryforwards and credits could expire unused and be unavailable to offset future income tax liabilities. Federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but limited to offset 80% of our taxable income annually. State NOLs have various expiration dates beginning in 2032. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382/383 ownership changes and if a portion of our NOL and tax credit carryforwards are subject to an annual limitation under Section 382/383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is significantly limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. Legislation commonly referred to as the One Big Beautiful Bill Act enacted in 2025 (the “OBBBA”), the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. Changes in or interpretations under the OBBBA, the Tax Cuts and Jobs Act, the IRA, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings (which changes may have retroactive application) could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the risk factor entitled “If our information technology systems or those third parties with whom we work, for our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents currently is being challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, TikTok Inc., (the “TikTok IPR”) and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the TikTok IPR as well as our own independent, similar Inter Partes Review petitions challenging these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Reviews. On June 5, 2025, prior to the imminent TikTok IPR final hearings, the Acting Director of the U.S. Patent and Trademark Office ordered a sua sponte review by the Acting Director of whether the TikTok IPR could proceed based on certain novel issues relating to TikTok’s Chinese ownership status. On January 23, 2026, the Director of the U.S. Patent and Trademark Office issued and order stating that, in view of a recent order by the Patent Trial and Appeal Board and TikTok Inc.’s announced joint venture (and the referenced ownership attributes thereof), the parties were authorized to file an additional brief addressing whether the evidence Cellspin Soft, Inc. submitted is sufficient to put TikTok Inc.’s real party in interest identification into dispute, and what effect, if any, the announced joint venture has on the TikTok IPR proceedings. TikTok, Inc. and Cellspin Soft, Inc. filed additional briefs on February 2, 2026. To date, no decision has been rendered on by the Director whether the TikTok IPR can proceed. The Inter Partes Review proceedings are all stayed pending the outcome of the sua sponte Director’s review. The timing of this review remains uncertain. Were the

TikTok IPR terminated, it is our belief that our independent Inter Partes Review should continue because the issues raised in the challenge to the TikTok IPR are not relevant to our filings. Should any asserted claim in the three patents survive the invalidity challenge in the Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SENS.”

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

Stockholders

As of February 20, 2026, we had approximately 98 active holders of record of our common stock. The number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names” for the benefit of individual investors.

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

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-20 reverse stock split of our common stock that became effective on October 17, 2025 (the “Reverse Stock Split”), and all references to historical share and per share amounts give effect to the Reverse Stock Split.

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. As described in more detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Existing Commercialization Agreement”), with Ascensia Diabetes Care Holdings AG (“Ascensia”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE Mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024. In January 2026, we took over full commercial responsibility for Eversense 365 in the United States and began marketing and distributing the product with our own sales force.

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. On December 31, 2025, the parties entered into a master asset purchase agreement (the “Master Asset Purchase Agreement”) formalizing this transfer and subsequently entered into an Amended and Restated Collaboration and Commercialization Agreement (the “A&R Commercialization Agreement”), which terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in Italy, Germany, Spain and Sweden (the “European Territories”) non-exclusive. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, we are entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. We expect to enter into a series of asset purchase agreements to acquire certain additional assets related to Ascensia’s commercial Eversense activities in the European Territories on or before March 31, 2026.

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

We are in the early commercialization stages of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. In both the United States and our overseas markets, we have entered into strategic partnerships and distribution agreements that allow third party collaborators with direct sales forces and established distribution systems to market and promote Senseonics’ various Eversense Systems and future generation products, including our Gemini product variation to allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter and our Freedom product variation which would include Bluetooth in the sensor eliminating the on-body component.

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

On August 9, 2020, we entered into the Commercialization Agreement pursuant to which we granted Ascensia the exclusive right to distribute Eversense 90 and Eversense E3 worldwide, with certain initial exceptions. Pursuant to the Commercialization Agreement, in the United States, Ascensia began providing sales support for the Eversense 90 product on October 1, 2020 and Ascensia ramped up sales activities and assumed commercial responsibilities for Eversense 90 during the second quarter of 2021.

On September 3, 2025, the Company and Ascensia signed the MOU related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia. On December 31, 2025, the Company and Ascensia entered into the Master Asset Purchase Agreement, pursuant to which, among other things, the Company agreed to acquire Ascensia’s right, title and interest in and to certain assets related to the marketing, selling and distribution of Eversense in the United States (such assets, the “U.S. Purchased Assets”). Pursuant to the terms of the Master Asset Purchase Agreement, the Company agreed to assume certain liabilities and obligations associated with the U.S. Purchased Assets (the “U.S. Assumed Liabilities” and together with the U.S. Purchased Assets, the “U.S. Asset Purchase”), including, but not limited to, certain liabilities under the contracts transferred to the Company under the Master Asset Purchase Agreement, liabilities arising out of the use or ownership of the transferred assets after the closing, and liabilities and obligations arising from certain employees who were offered employment with Senseonics Inc. pursuant to new employment letter agreements. The U.S. Asset Purchase closed on January 1, 2026 (the “U.S. Closing”).

In connection with the execution of the Master Asset Purchase Agreement, the Company and Ascensia also entered into the A&R Commercialization Agreement on December 31, 2025, which amended and restated the Existing Collaboration Agreement. The A&R Commercialization Agreement terminated Ascensia’s right to market Eversense products in the U.S. Following the U.S. Closing, Ascensia has no further rights to revenues from the sale of Eversense products in the U.S.

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

In July 2024, we began first-in-human testing for the Gemini product. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing was utilized for an IDE submission that was approved by the FDA in December 2025 which allowed us to begin enrolling patients in the Gemini pivotal study.

European Commercialization of Eversense

In September 2017, we affixed the CE Mark for Eversense XL which permits the product to be sold freely in any part of the EEA. Eversense XL is indicated for a sensor life of up to 180 days. Eversense XL began commercialization in Europe in the fourth quarter of 2017. All such commercialization and marketing activities remain subject to applicable government approvals.

In June 2022, we affixed the CE Mark to Eversense E3, and Ascensia began commercialization in European markets during the second half of 2022.

In February 2025, we submitted an application for the conformity assessment of Eversense 365 to our Notified Body for certification. The submission was prepared in compliance with the EU medical device regulation. In January 2026, the Company obtained CE Mark approval for Eversense 365 and expects to launch Eversense 365 in the European Territories by the second half of 2026.

The A&R Commercialization Agreement rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Ascensia agreed to continue to sell and market the Eversense product in Europe to support the orderly transition of the business pending the closing of the European Asset Purchases and to allow Senseonics to transfer its local tender contracts. These rights and obligations apply from January 1, 2026 until the later of (i) January 1, 2027, (ii) the transfer of all local tender contracts, or (iii) the wind down of certain other commercial activities. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, the Company is entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. Senseonics will pay for certain transition services, and certain other costs, to maintain and achieve the orderly transition of the commercial operations in the European Territories. In connection with the transfer of commercial operations relating to Eversense from Ascensia back to the Company, the Company reassessed its remaining performance obligations under its arrangement with Ascensia and adjusted the related contract assets and contract liabilities in accordance with ASC 606 based on the satisfaction (or non-satisfaction) of performance obligations as of the termination date.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for variable consideration related to revenue, inventory obsolescence and embedded derivatives, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We did not make any material changes to these assumptions for the year ended December 31, 2025. We do not expect any material changes to the underlying assumptions during the year ending December 31, 2026.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

A significant portion of our product revenue has historically been generated from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, who then resells the products to health care providers and patients.

Revenue from product sales to Ascensia is recognized at a point in time when Ascensia obtains control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Our contract with Ascensia contains performance obligations, mostly for the supply of goods, and are typically satisfied upon transfer of control of the product and does not include the right to return unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	2025	2024	Period Change

	(in thousands)		(in thousands)
Revenue, net	$17,084	$3,973	$13,111
Revenue, net - related parties	18,173	18,499	(326)
Total revenue	35,257	22,472	12,785
Cost of sales	19,494	21,939	(2,445)
Gross profit	15,763	533	15,230

Expenses:
Research and development expenses	31,592	41,144	(9,552)
Selling, general and administrative expenses	52,508	34,231	18,277
Operating loss	(68,337)	(74,842)	6,505
Other income (expense), net:
Interest income	4,198	4,502	(304)
Interest expense	(4,951)	(8,437)	3,486
Gain on change in fair value of derivatives	—	102	(102)
Other (expense) income	(23)	59	(82)
Total other expense, net	(776)	(3,774)	2,998
Net Loss	$(69,113)	$(78,616)	$9,503

Components of Results of Operations

Total revenue

Our total net revenue increased to $35.3 million for the twelve months ended December 31, 2025, compared to $22.5 million for the year ended December 31, 2024, an increase of $12.8 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand. In the fourth quarter, shipments to Ascensia increased for U.S. sales of the 365-day product, driven by a higher number of patients reaching their annual deductibles and the first patients receiving re-insertions after their initial year on the 365-day product.

Cost of sales and gross profit

Our cost of sales were $19.5 million for the twelve months ended December 31, 2025 compared to $21.9 million for the twelve months ended December 31, 2024, a decrease of $2.4 million. Our gross profit increased to $15.8 million for the twelve months ended December 31, 2025, compared to $0.5 million for the twelve months ended December 31, 2024. Gross profit as a percentage of revenue, or gross margin, was 44.7% and 2.4% for the twelve months ended December 31, 2025 and December 31, 2024, respectively. The improvement in gross margin was partially due to $4.8 million in one-time charges incurred in the prior year as the result of the transition from Eversense E3 to Eversense 365. The additional improvement in the gross margin is due to several factors, including favorable margins on the 365-day product sales, lower fixed manufacturing costs, one-time impacts such as VAT recoveries of $0.7 million and the benefit of previously expensed inventory in the amount of $0.6 million. These improvements are slightly offset by an increase in revenue share to Ascensia under the terms of the Commercialization Agreement.

Research and development expenses

Research and development expenses were $31.6 million for the twelve months ended December 31, 2025, compared to $41.1 million for the twelve months ended December 31, 2024, a decrease of $9.5 million. The decrease was primarily driven by a $6.3 million decrease in clinical study and outsourced development costs, a $2.2 million decrease in personnel costs, and a $1.2 million decrease in consulting costs. These reductions are primarily driven by the completion of the Eversense 365 system clinical trials and development efforts as well as a reduction in headcount, and were offset by a $0.2 million increase in other research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $52.5 million for the twelve months ended December 31, 2025, compared to $34.2 million for the twelve months ended December 31, 2024, an increase of $18.3 million. The increase was primarily driven by an $11.3 million increase in selling and marketing expenses related to direct-to-consumer marketing campaigns, a $2.7 million increase in sales commission expenses to Ascensia as we increased consignment sales, a $1.1 million increase in personnel costs, and a $3.2 million increase in other selling, general & administrative costs partially driven by costs related to the transition of commercial and distribution rights to Eversense from Ascensia.

Total other (expense) income, net

Total other expense, net was $(0.8) million for the twelve months ended December 31, 2025, compared to other expense, net of $(3.8) million for the twelve months ended December 31, 2024, a decrease of $3.0 million. The change was primarily due to lower interest expense of $3.5 million (primarily due to repayment of the 2025 Notes), partially offset by a decrease in other income of $0.5 million (primarily the result of lower returns on marketable securities investments).

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and expect to incur additional losses in the near future. We incurred total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.0 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of December 31, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $94.0 million.

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

In August 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the twelve months ended December 31, 2025, the Company received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

On March 13, 2023, we issued and sold to PHC a warrant to purchase 771,288 shares of common stock for $15.0 million (the “Purchase Warrant”). The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per share (the “Purchase Warrant Shares”). All or any part of the Purchase Warrant is exercisable by PHC at any time and from time to time.

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

On January 2, 2024, we issued the Tranche 2 Warrants to acquire an aggregate of 17,395 shares at an initial exercise price of $11.50 per share. The Tranche 2 Warrants may be exercised through the earlier of (i) January 2, 2031 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the warrant agreement. On September 3, 2025, the Company and the lenders entered into an amendment to reduce the exercise price to $9.09 per share. All other terms of the warrants, including the expiration date and number of shares issuable upon exercise, remain unchanged.

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

Convertible Notes

The 2025 Notes were repaid in full on January 15, 2025. See Note 13 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the 2025 Notes.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. Successful completion of the transfer of commercial operations relating to Eversense from Ascensia back to the Company may provide opportunities to have greater influence on revenue generation and market adoption of Eversense. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions, initiatives to support patient access, and continued development of Eversense 365 in the United States, will require significant uses of working capital through 2025 and beyond. As of December 31, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $94.0 million.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements-Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Based on the Company’s current operating plan including expected capital investments required to assume commercialization and distribution responsibilities, existing unrestricted cash, cash equivalents and marketable securities, minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Amended Loan and Security Agreement, the Company has determined that it may not meet its debt covenants as early as the third quarter of 2026. Further, the Company will require additional liquidity to continue its operations over the next twelve months. Therefore, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these consolidated financial statements are issued. As part of our liquidity strategy, the Company will continue to monitor our capital structure and market conditions, and the Company may finance our cash needs through public or private debt and equity financings and other sources which may include collaborations, strategic alliances, and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(59,129)	$(60,465)
Net cash (used in) provided by investing activities	(53,422)	32,838
Net cash provided by financing activities	78,188	26,830
Net decrease in cash and cash equivalents	$(34,363)	$(797)

Net cash used in operating activities

Net cash used in operating activities was $59.1 million for the year ended December 31, 2025, and consisted of a net loss of $69.1 million, a $3.3 million net change in operating assets and liabilities, partially offset by $10.2 million of stock-based compensation, and $3.1 million related to depreciation/amortization and other non-cash items.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities was $53.4 million for the year ended December 31, 2025, and consisted of $100.7 million from the purchase of marketable securities and $1.1 million of capital expenditures partially offset by $48.4 million from the sales and maturity of marketable securities.

Net cash provided by investing activities was $32.8 million for the year ended December 31, 2024, and consisted of $93.1 million from the sale and maturity of marketable securities, partially offset by $58.1 million from the purchase of marketable securities and $2.2 million of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $78.2 million for the year ended December 31, 2025, and primarily consisted of $72.3 million in net proceeds from the Public Offering and Private Placement, $28.5 million in net proceeds related to the issuance of common stock pursuant to our at the market offering and the exercise of stock options, offset by $20.4 million used to repay the remaining outstanding 2025 Notes, $1.7 million of taxes paid related to net share settlement of equity awards and $0.4 million used to repay the debt modification costs.

Net cash provided by financing activities was $26.8 million for the year ended December 31, 2024, and primarily consisted of an aggregate of $4.0 million in proceeds related to the issuance of common stock pursuant to our at the market offering and the exercise of stock options, $14.5 million in proceeds from a registered direct offering, and $10.0 million in net proceeds from borrowings pursuant to the Loan and Security Agreement, partially offset by $1.7 million of taxes paid related to net share settlement of equity awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Accordingly, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the disclosures under this Item 7A.

Item 8. Financial Statements and Supplementary Data

SENSEONICS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Senseonics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Senseonics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has determined that it may not meet its covenants as early as the third quarter of 2026. Further, the Company will require additional liquidity to continue its operations over the next twelve months. Therefore, the Company concluded that substantial doubt exists about its ability to continue as a going concern for the one-year period following the date the consolidated financial statements are issued. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Baltimore, Maryland

March 2, 2026

Senseonics Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,234	$74,597
Restricted cash	315	315
Short term investments, net	53,796	—
Accounts receivable, net	6,807	1,365
Accounts receivable, net - related parties	5,312	4,921
Inventory, net	6,703	4,421
Prepaid expenses and other current assets	4,366	5,819
Total current assets	117,533	91,438

Deposits and other assets	4,536	4,926
Property, equipment and intangible assets, net	4,200	4,074
Total assets	$126,269	$100,438

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,059	$3,205
Accrued expenses and other current liabilities	15,091	13,636
Accrued expenses and other current liabilities, related parties	5,198	1,870
Note payable, current portion, net	—	20,138
Total current liabilities	24,348	38,849

Long-term debt and notes payables, net	35,586	34,703
Non-current operating lease liabilities	5,289	5,785
Total liabilities	65,223	79,337

Commitments and contingencies

Preferred stock and additional paid-in-capital, subject to possible redemption: $0.001 par value per share; 0 shares and 12,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	37,656
Total temporary equity	—	37,656

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 70,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 41,265,778 shares and 29,767,561 shares issued and outstanding as of December 31, 2025 and December 31, 2024	41	30
Additional paid-in capital	1,077,923	931,289
Accumulated other comprehensive income	69	—
Accumulated deficit	(1,016,987)	(947,874)
Total stockholders' equity (deficit)	61,046	(16,555)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$126,269	$100,438

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended
	December 31,
	2025	2024

Revenue, net	$17,084	$3,973
Revenue, net - related parties	18,173	18,499
Total revenue	35,257	22,472
Cost of sales	19,494	21,939
Gross profit	15,763	533

Expenses:
Research and development expenses	31,592	41,144
Selling, general and administrative expenses	52,508	34,231
Operating loss	(68,337)	(74,842)
Other income (expense), net:
Interest income	4,198	4,502
Interest expense	(4,951)	(8,437)
Gain on change in fair value of derivatives	—	102
Other expense ( income)	(23)	59
Total other expense, net	(776)	(3,774)

Net Loss	(69,113)	(78,616)
Other comprehensive income
Unrealized gain on marketable securities	69	11
Total other comprehensive income	69	11
Total comprehensive loss	$(69,044)	$(78,605)

Basic net loss per common share	$(1.66)	$(2.50)
Basic weighted-average shares outstanding	41,727,983	31,486,079

Diluted net loss per common share	$(1.66)	$(2.50)
Diluted weighted-average shares outstanding	41,727,983	31,486,079

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

							Series B
			Additional	Accumulated		Total	Convertible
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Preferred Stock
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)	Temporary Equity
Balance, December 31, 2023	26,518	$27	$905,038	$(11)	$(869,258)	$35,796	$37,656
Issuance of common stock, net of issuance costs	2,882	3	3,812	—	—	3,815	—
Issuance of the RD Shares and the PP Warrants, net of issuance costs	—	—	14,549	—	—	14,549	—
Issuance of warrants, net of issuance costs	—	—	149	—	—	149	—
Issuance of common stock for vested RSUs, ESPP purchases and stock option exercises	483	—	179	—	—	179	—
Stock-based compensation expense	—	—	9,225	—	—	9,225	—
Shares withheld related to net share settlement of equity awards	(116)		(1,663)	—	—	(1,663)	—
Net loss	—	—	—	—	(78,616)	(78,616)	—
Other comprehensive income	—	—	—	11	—	11	—
Balance, December 31, 2024	29,767	30	931,289	—	(947,874)	(16,555)	37,656
Conversion of preferred stock	1,518	2	37,654	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	9,521	9	100,582	—	—	100,591	—
Issuance of warrants, net of issuance costs	—	—	(163)	—	—	(163)	—
Issuance of common stock for vested RSUs, ESPP purchases and stock option exercises	656	—	143	—	—	143	—
Stock-based compensation expense	—	—	10,153	—	—	10,153	—
Shares withheld related to net share settlement of equity awards	(199)	—	(1,735)	—	—	(1,735)	—
Net loss	—	—	—	—	(69,113)	(69,113)	—
Other comprehensive income	—	—	—	69	—	69	—
Balance, December 31, 2025	41,263	$41	$1,077,923	$69	$(1,016,987)	$61,046	—

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(69,113)	$(78,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,512	1,475
Non-cash interest expense (debt discount and deferred costs)	1,393	3,845
Net amortization of premiums and accretion of discounts on marketable securities	(1,421)	(1,319)
Gain on change in fair value of derivatives	—	(102)
Stock-based compensation expense	10,153	9,225
Provision for inventory obsolescence and losses	694	3,942
Allowance for credit losses	931	220
Changes in assets and liabilities:
Accounts receivable	(6,765)	(2,699)
Prepaid expenses and other current assets	1,453	1,164
Inventory	(2,975)	696
Deposits and other assets	13	1,737
Accounts payable	1,218	(1,828)
Accrued expenses and other liabilities	5,207	2,621
Accrued interest	(490)	86
Payments on lease liabilities	(939)	(912)
Net cash used in operating activities	(59,129)	(60,465)
Cash flows from investing activities
Capital expenditures	(1,116)	(2,239)
Purchase of marketable securities	(100,693)	(58,018)
Proceeds from sale and maturity of marketable securities	48,387	93,095
Net cash (used in) provided by investing activities	(53,422)	32,838
Cash flows from financing activities
Proceeds from at-the-market sales of common stock, net	28,321	3,815
Proceeds from issuance of common stock in Public Offering, net	52,122	—
Proceeds from issuance of common stock in Private Placement, net	20,148	—
Proceeds from exercise of stock options, RSUs and ESPP issuances, net	143	179
Proceeds from issuance of term loan, net	—	9,950
Taxes paid related to net share settlement of equity awards	(1,735)	(1,663)
Repayment of 2025 Notes	(20,399)	—
Proceeds from issuance of the RD Shares and the PP Warrants	—	14,549
Payment of debt modification costs	(412)	—
Net cash provided by financing activities	78,188	26,830
Net decrease in cash and cash equivalents	(34,363)	(797)
Cash and cash equivalents and restricted cash, at beginning of period	74,912	75,709
Cash and cash equivalents and restricted cash, at ending of period	$40,549	$74,912

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,049	$4,506
Supplemental disclosure of non-cash transactions
Issuance of common stock converted from preferred shares	30,372	—
Property and equipment purchases included in accounts payable and accrued expenses	54	418
Issuance of warrants for Loan and Security Agreement	—	149
Change in exercise price of warrants due to Amended Loan and Security Agreement	(163)	—
Acquisition of sensor insertion network assets in exchange for accounts receivable	—	725
Liabilities for contingent consideration	—	50

The accompanying notes are an integral part of these consolidated financial statements.

Senseonics Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

Transfer to Nasdaq Stock Exchange

On November 14, 2025, the Company provided written notice to NYSE American of its determination to make a voluntary withdrawal of the Company’s common stock from the NYSE American to the Nasdaq Global Select Market (“Nasdaq”). The Company ended trading on the NYSE American effective after the market closed on November 14, 2025 and began trading on Nasdaq under the existing ticker symbol “SENS” on November 17, 2025.

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

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of

Eversense, continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities including the costs associated with our plans to transition the commercial activities back to the Company (as further described in Note 4) will require significant uses of working capital through 2026 and beyond. The Company generated total net loss of $69.1 million for the twelve months ended December 31, 2025 and had an accumulated deficit of $1.0 billion at December 31, 2025. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of December 31, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $94.0 million.

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

Based on the Company’s current operating plan including expected capital investments required to assume commercialization and distribution responsibilities, existing unrestricted cash, cash equivalents and marketable securities, minimum cash requirements and satisfaction of performance milestones to comply with debt covenants under its Amended Loan and Security Agreement as discussed in Note 13, the Company has determined that it may not meet its debt covenants as early as the third quarter of 2026. Further, the Company will require additional liquidity to continue its operations over the next twelve months. Therefore, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these consolidated financial statements are issued. The Company is currently evaluating strategies to obtain the required additional funding for future operations. The Company anticipates that the principal uses of cash in the future will be primarily fund our operations, working capital needs, capital expenditures and other strategic initiatives. The Company’s ability to continue to fund our operations and meet capital needs will depend on the ability to successfully obtain funding from public or private debt and equity financings and other sources of capital. There can be no assurance that additional capital will be available on acceptable terms, or at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Actions taken by the Company with regards to liquidity and to manage our cash flows during the years ended December 31, 2025 and 2024, included, but were not limited to the following:

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with the several institutions or entities party thereto (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation (“Hercules”) in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which the Lenders agreed to make available to the Company up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “Tranche 1 Loan”), which was funded on the Effective Date and (ii) two additional tranches of term loans in the amounts of up to $10.0 million (the “Tranche 2 Loan”) and $15.0 million (the “Tranche 3 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Loan and Security Agreement. In December 2023, we met the terms and conditions to draw on the Tranche 2 Loan and the loan was funded on January 2, 2024 in an amount of $10.0 million. On September 3, 2025 (the “2025 Effective Date”), the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”) with the Lenders and Hercules. The 2025 Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”) and made certain other modifications to the terms and conditions of the arrangement, as further described in Note 13. The 2025 Term Loans mature on September 3, 2029 (the “Maturity Date”).

In August 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD

Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the year ended December 31, 2025, the Company received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

On October 24, 2024, the Company entered into a securities purchase agreement with certain institutional investors to issue and sell (i) in a registered direct offering an aggregate of 2,285,714 shares of the Company’s common stock, $0.001 par value per share (the “RD Shares”) and (ii) in a concurrent private placement, warrants to purchase an aggregate of 2,285,714 shares of common stock (the “PP Warrants”). The combined purchase price of each RD Share and accompanying PP Warrant was $7.00 per share for total gross proceeds of $16.0 million. The RD Shares and the PP Warrants were immediately separable and were issued separately. The PP Warrants have an exercise price of $7.00 per share, were non-exercisable for the first six months after issuance and expire five years from the date of initial exercisability. The offering closed on October 28, 2024, and the Company received proceeds of approximately $14.8 million after payment of fees to the placement agent, but before payment of any additional expenses incurred by the Company in connection with the transaction. The proceeds were allocated to the RD Shares and PP Warrants based on the relative fair values of the instruments themselves at the time of issuance.

In August 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“GS”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $106.6 million through GS as its sales agent in an “at the market” offering. GS received commissions up to 3.0% of the gross proceeds of any common stock sold through GS under the Equity Distribution Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 10, 2023. On October 24, 2024, the Company amended the Equity Distribution Agreement with GS to reduce the maximum amount of shares issuable thereunder to $55.0 million. From March 2024 through March 2025, the Company received approximately $30.8 million in net proceeds from the sale of 2,006,528 shares under the Equity Distribution Agreement, after deducting sales commissions and offering expenses. On May 15, 2025, in connection with the Public Offering and Private Placement, the Equity Distribution Agreement was terminated.

On November 9, 2020, the Company entered into an Equity Line Agreement with Energy Capital (the “Equity Line Agreement”), pursuant to which Energy Capital committed to purchase up to an aggregate of $12.0 million of shares of our newly designated Series B convertible Preferred Stock (“Series B Preferred Stock”), at our request from time to time during the 24-month term of the Equity Line Agreement. Beginning on January 1, 2022, since there had been no sales of the Series B Preferred Stock pursuant to the Equity Line Agreement, Energy Capital had the right, at its sole discretion to purchase up to $12.0 million of Series B Preferred Stock under the Equity Line Agreement at a purchase price of $1,000 per share of Series B Preferred Stock initially convertible into common stock, beginning six months after the date of its issuance, at a conversion price of $7.90 per share. On November 7, 2022, Energy Capital exercised in full its right to purchase $12.0 million of Series B Preferred Stock. In the first quarter of 2025, Energy Capital converted its Series B Preferred Stock in full into 1,518,602 shares of common stock.

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

The consolidated financial statements reflect the accounts of Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany balances and transactions are eliminated upon consolidation.

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

	December 31,	December 31,
	2025	2024
Cash ⁽¹⁾	$6,610	$3,984
Money market funds	33,624	70,613
Restricted cash	315	315
Cash, cash equivalents and restricted cash	$40,549	$74,912
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

Accounts Receivable

The Company grants credit to various customers in the normal course of business. Accounts receivable consist of amounts due from distributors and consignment customers. These receivables are reduced by an expected credit loss at the time revenue is recognized. Uncollectible accounts are written off against the credit loss reserve after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. At December 31, 2025 and December 31, 2024, the credit loss reserve was $1.3 million and $0.3 million, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets, including property and equipment, intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There were no impairment indicators identified in 2025 or 2024.

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Balance at beginning of the period	$406	$514
Provision for warranties during the period	408	311
Settlements made during the period	(366)	(419)
Balance at end of the period	$448	$406

Revenue Recognition

We generate product revenue from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement (amended effective January 1, 2026 in connection with the Master Asset Purchase Agreement), third-party distributors outside the United States and to strategic fulfillment partners in the United States (collectively “Customers”), who then resell the products to health care providers and patients. We are paid for our sales directly to the Customers, regardless of whether or not the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with our network of independent healthcare professionals in the United States and revenue is recognized when the product is consumed by a patient.

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

Under the consignment model, small quantities of inventory are held at healthcare provider locations to ensure availability when a patient is identified. No revenue is recognized upon delivery of our products to the healthcare provider locations, as we retain the ability to control the inventory. Rather, revenue is recognized when the product is consumed by a patient. For the twelve months ended December 31, 2025 and December 31, 2024, the Company derived 41% and 15% of total revenue, respectively from consignment sales.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $11.2 million for the year ended December 31, 2025 and were not significant for the year ended December 31, 2024. These costs are included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for the year 2005 and all subsequent periods due to the availability of NOL and tax credit carryforwards. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

Fair Value of Financial Instruments

Under ASC 825, the Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company’s term loan under the Amended Loan and Security Agreement and warrants is recorded at historical cost, net of discounts. The fair value for debt is estimated by a discounted cash flow model using a discount rate equal to the rate currently offered on similar borrowings.

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), the objective of which is to enhance the transparency of income tax disclosures by requiring greater disaggregation of information presented and consistent categories in the rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal year 2025, using either a prospective or retrospective transition method, and early adoption is permitted. We adopted ASU 2023-09 on December 31, 2025 on a retrospective basis and the adoption resulted in enhanced disclosures as included in Note 16, Income Taxes.

Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), the objective of which is to provide greater transparency about an entity’s expenses to allow investors to better understand an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. ASU2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.

The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

4. Revenue Recognition

Revenues by geographic region

The following table sets forth net revenues derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$27,909	79.2%	$15,278	68.0%
Outside of the United States	7,348	20.8	7,194	32.0
Total	$35,257	100.0%	$22,472	100.0%

Contract Assets

Contract assets consist of unbilled receivables from customers and are recorded at net realizable value. Included in accounts receivable, net as of December 31, 2025 and December 31, 2024 are unbilled accounts receivable of $2.1 million and less than $0.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $2.0 million and $0.9 million for the periods ended December 31, 2025 and 2024, respectively, which are related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenues and Customers

A significant portion of the Company’s revenue is derived from one customer, Ascensia. For the year ended December 31, 2025 and 2024, sales to Ascensia accounted for 53% and 82% of total revenue, respectively.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the years ended December 31, 2025 and 2024, sales under consignment arrangements accounted for 41% and 15% of total revenue, respectively. Ascensia earns a commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination and Transition of the Commercialization Agreement

On September 3, 2025, the Company and Ascensia entered into a memorandum of understanding related to the transition of commercial operations for Eversense from Ascensia back to the Company. On December 31, 2025, the parties executed a Master Asset Purchase Agreement, pursuant to which the Company acquired certain U.S. commercial assets and assumed certain related liabilities, with the transaction closing on January 1, 2026. In connection with the agreement, the parties entered into an Amended and Restated Collaboration and Commercialization Agreement (the “A&R Commercialization Agreement”), which terminated Ascensia’s rights to market Eversense products in the United States and made Ascensia’s European commercialization rights non-exclusive.

Following the U.S. Closing, Ascensia has no further rights to revenues from sales of Eversense products in the United States, and effective January 1, 2026, the Company is entitled to 100% of revenues from sales in the European

Territories, subject to transitional arrangements. As a result of the termination and modification of the arrangement, the Company reassessed its remaining performance obligations and adjusted related contract assets and contract liabilities in accordance with ASC 606. In connection with the termination, the Company accepted the return of certain unsold inventory held by Ascensia, reversed $0.4 million of revenue, and recorded the returned inventory at its estimated net realizable value.

5. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 4,197,554 shares of common stock issuable upon the exercise of the PHC Exchange Warrant Shares and the Purchase Warrant held by PHC are included in the number of outstanding shares used for the computation of basic net loss per share for both years presented. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

(Dollars, in thousands, except per share amounts)

	2025	2024

Net loss	$(69,113)	$(78,616)
Basic weighted average common shares outstanding	41,727,983	31,486,079
Net loss per share:
Basic and diluted	$(1.66)	$(2.50)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	2025	2024
Stock-based awards	2,596,450	1,816,859
2025 Notes	—	790,659
Series B Preferred Stock	—	1,518,603
Warrants	2,357,747	2,357,747
Total anti-dilutive shares outstanding	4,954,197	6,483,868

6.	Marketable Securities

Marketable securities as of December 31, 2025, were as follows (in thousands):

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$6,396	3	—	6,399
Corporate debt securities	$12,452	18	—	12,470
Government and agency securities	$34,879	48	—	34,927
Total	$53,727	$69	$—	$53,796

There were no marketable securities held as of December 31, 2024.

The following are the scheduled maturities as of December 31, 2025 (in thousands):

	Net	Fair
	Carrying Amount	Value
2026	$53,727	53,796
Total	$53,727	$53,796

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at December 31, 2025 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

7.	Inventory, net

Inventory, net consisted of the following (in thousands):

	December 31,
	2025	2024
Work-in-process	$3,631	$3,213
Finished goods	2,580	781
Raw materials	492	427
Total	$6,703	$4,421

The Company recorded $0.7 million and $4.3 million in cost of sales for the years ended December 31, 2025 and 2024, respectively, to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value. Costs incurred in 2024 were primarily write offs of our existing Eversense E3 systems following obtaining FDA 510(k) clearance to sell Eversense 365. In addition, we incurred $0.6 million in cost of sales for the year ended December 31, 2024 due to impairment losses on prepayments to suppliers as the result of the transition from Eversense E3 to Eversense 365.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained. As such, the Company began capitalizing costs related to the 365-day product inventory in September 2024 upon successfully obtaining FDA 510(k) clearance. Prior to regulatory approval, the Company expensed all inventory-related costs, including that used for clinical development, to research and development expenses and this has resulted in lower cost of sales as the pre-clearance inventory is sold to customers. The total product costs expensed to research and development expenses prior to the clearance were $1.9 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the year ended December 31, 2025 would have been $0.6 million higher. The previously expensed inventory also reduced our cost of sales for the year ended December 31, 2024 by approximately $1.6 million. As of December 31, 2025, this inventory has been consumed and we do not anticipate an impact on cost of sales for the remainder of 2025 resulting from the sale of pre-approval inventory that was expensed as incurred in previous periods.

8.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Contract manufacturing⁽¹⁾	$1,949	$2,720
Clinical and Preclinical	883	689
Sales and Marketing	492	104
Interest receivable	311	—
IT and software	310	228
Insurance	113	97
Rent and utilities	102	99
Tax credits receivable(2)	—	1,793
Accounting and Audit	—	71
Other	206	18
Total prepaid expenses and other current assets	$4,366	$5,819

(1) Includes deposits to contract manufacturers for manufacturing process (2) Refundable employee retention credits, enacted under the CARES Act.

9. Property, Equipment and Intangible Assets, net

Property, equipment and intangible assets, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Property and equipment
Machinery and laboratory equipment	$3,904	$3,156
Office furniture and equipment	611	606
Leasehold improvements	2,200	2,201
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,315)	(2,689)
Property, equipment and intangible assets, net	$4,200	$4,074

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $0.6 million and $0.6 million, respectively. There were no material disposals during 2025. During 2024, the Company disposed of fully depreciated office furniture and equipment in the amount of $0.4 million. There was no gain or loss on these disposals.

In November 2024, the Company acquired the sensor insertion network assets of NPG to directly contract with healthcare providers under our Eon Care subsidiaries. The purchase price of $0.7 million was satisfied in exchange for the settlement of a portion of NPG’s outstanding accounts receivable balance. The total value of the sensor insertion network assets of $0.8 million includes the agreed-upon purchase price, the fair value of contingent consideration, and transaction costs. These intangible assets will allow us to further expand patient access to sensor insertion options and enhance convenience. The intangible assets will be amortized over a 5-year period. Over the next five years, the annual amortization expense for these finite life intangible assets will total approximately $0.6 million, as follows: less than $0.2 million in each of the years 2026-2028 and $0.1 million in 2029.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities (including related party amounts) consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Compensation and benefits	$5,271	$5,311
Sales and marketing services	5,028	1,287
Professional and administration services	3,784	1,587
Research and development	2,705	3,416
Contract manufacturing	1,673	1,813
Operating lease	496	429
Product warranty and replacement obligations	448	406
Interest on notes payable	298	789
Accrued construction and renovations costs	54	397
Other	532	71
Total accrued expenses and other current liabilities	$20,289	$15,506

11.	Leases

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

Operating lease expense for the years ended December 31, 2025 and 2024 was $0.9 million for each period.

The following table summarizes the lease assets and liabilities as of December 31, 2025 and 2024 (in thousands):

		December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2025	2024
Assets
Operating lease ROU assets	Deposits and other assets	$4,460	$4,837
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$496	$429
Non-current operating lease liabilities	Non-current operating lease liabilities	5,289	5,785
Total operating lease liabilities		$5,785	$6,214

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of December 31, 2025 (in thousands):

2026	$967
2027	996
2028	1,026
2029	1,057
Thereafter	3,851
Total	7,897
Less: Present value adjustment	(2,112)
Present value of lease liabilities	$5,785

The following table summarizes the weighted-average lease term and weighted-average discount rate as of December 31, 2025 and 2024:

Remaining lease term (years)	2025	2024
Operating leases	7.4	8.4
Discount rate
Operating leases	8.5%	8.5%

During the years ended December 31, 2025 and 2024, the Company made cash payments of $0.9 million for each period included in the measurement of its operating lease liabilities.

12.	401(k) Plan

The Company has a defined contribution 401(k) plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal income tax regulations. Participants are fully vested in their contributions. The Company has provided a discretionary match of up to 3% of the participant’s contributions. Employer match expenses during the years ended December 31, 2025 and 2024 were $0.5 million for each period. Administrative expenses for the plan, which are paid by the Company, were not material in 2025 or 2024.

13.	Notes Payable

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million, which was funded on the Effective Date, (ii) $10.0 million, which was funded on January 2, 2024 upon meeting certain terms in conditions under the loan agreement, and (iii) $15.0 million which has not been drawn. On September 3, 2025 (the “2025 Effective Date”), the Company amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”) with the Lenders and Hercules. The Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”). In the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million (“2025 Tranche 2 Loan”), up to $20.0 million (“2025 Tranche 3 Loan”) and up to $35.0 million (“2025 Tranche 4 Loan”), respectively, each of which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029 (the “Maturity Date”).

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

In addition, the Amended Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Amended Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of December 31, 2025.

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 41,619 shares of the Company’s common stock at an exercise price of $12.01 per share (the “Tranche 1 Warrant Shares”). For the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the “Tranche 2 Warrants”) to acquire an aggregate of 17,395 shares at an exercise price of $11.50 per share (the “Tranche 2 Warrant Shares”). On the 2025 Effective date, the exercise price of all outstanding warrants was reduced to $9.09 per share (the “Amended Exercise Price”). The Tranche 1 Warrant Shares and Tranche 2 Warrant Shares may be exercised through the earlier of (i) the seventh anniversary of the initial issuance date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Tranche 1 Warrant Shares and Tranche 2 Warrant Shares for which the Tranche 1 Warrants and Tranche 2 Warrants are exercisable, and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan. The Company estimated the fair value of the Tranche 2 Warrants as of the grant date to be $0.1 million and classified the full amount in equity. As a result of the Amended Exercise Price, the value of all outstanding warrants was reduced by $0.2 million. The value of the warrants are amortized as additional interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the loan. The Company incurred additional debt discounts of $0.2 million under the Amended Loan and Security Agreement. The Company evaluated Amended Loan and Security Agreement in accordance with ASC 470-50, Debt, and determined that the amendment resulted in a debt modification. Therefore, no loss on debt extinguishment was recognized. The unamortized debt issuance costs and debt discounts are amortized over the revised term of the loan using an effective interest rate of 13.10%. The fair value of the Company’s Loan and Security Agreement was $35.7 million as of December 31, 2025.

Pursuant to the Amended Loan and Security Agreement, the Company also agreed to issue additional seven year term warrants upon the funding of the 2025 Tranche 2 Loan, 2025 Tranche 3 Loan, and 2025 Tranche 4 Loan which warrants would be exercisable for an aggregate number of shares equal to 2.0% of the funded loan amount divided by the exercise price equal to the three-day volume-weighted average price at the time of each advance.

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

On August 10, 2023, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (the “Noteholders”) of the Company’s outstanding 2025 Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange with the Company (the “Exchanges”) up to $30.8 million in aggregate principal amount of the 2025 Notes for a combination of $7.5 million of cash and newly issued shares of common stock (the “Exchanged Shares”). The number of Exchanged Shares was determined based upon the volume-weighted average price per share of the common stock during a 15-day averaging period commencing on August 11, 2023 and ending August 31, 2023. Based on the volume-weighted average price per share of the common stock during the averaging period, a total of 1.76 million shares of common stock were issued in the Exchanges. The Exchanges were settled on the initial share issuance date of August 14, 2023 and the final settlement date of September 5, 2023.

Following the Exchanges, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. On January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million. The conversion option expired unexercised.

The following carrying amounts are outstanding under the Company’s notes payable as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	753	(167)	35,586

	December 31, 2024
	Principal ($)	Debt (Discount) Premium ($)[1]	Issuance Costs ($)	Carrying Amount ($)
2025 Notes	20,399	(256)	(5)	20,138
Loan and Security Agreement	35,000	(49)	(248)	34,703

(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Twelve Months Ended December 31, 2025
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	4	305
Loan and Security Agreement	9.90%	2,339	650	65	3,054
Amended Loan and Security Agreement	9.90%	1,174	401	17	1,592
Total		3,558	1,307	86	4,951

(1)	Includes accretion of end of term fees payable at maturity

	Twelve Months Ended December 31, 2024
	Interest Rate	Interest ($)	Debt Discount & Fees ($)[1]	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	1,071	2,833	47	3,951
Loan and Security Agreement	9.90%	3,520	883	83	4,486
Total		4,591	3,716	130	8,437

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of December 31, 2025 (in thousands):

2027	$6,622
2028	17,829
2029	15,239
Total	$39,690

14.	Stockholders’ Equity (Deficit)

In connection with the Company’s acquisition of Senseonics, Incorporated in December 2015 (the “Acquisition”), (1) all outstanding shares of common stock of Senseonics, $0.01 par value per share, were exchanged for 97,796 shares of the Company's common stock, $0.001 par value per share (reflecting an exchange ratio of 2.0975), (2) all outstanding shares of preferred stock were converted into shares of common stock of Senseonics, and exchanged into

2,765,084 shares of the Company’s common stock, $0.001 par value per share, and (3) all outstanding options and warrants to purchase shares of common stock of Senseonics were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock using the same exchange ratio.

Common Stock

At each December 31, 2025 and December 31, 2024, the Company’s authorized capital stock included 70,000,000 shares of common stock, par value $0.001 per share. The Company had 41,265,778 and 29,767,561 shares of common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.

Preferred Stock

As of December 31, 2025 and 2024, the Company’s authorized capital stock included 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company had 12,000 shares of Series B Preferred Stock outstanding as of December 31, 2024 which was converted in full into 1,518,602 shares of common stock during the first quarter of 2025. As of December 31, 2025, the Company had no shares of preferred stock outstanding.

Voting Rights

The holders of Series B Preferred Stock generally were entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis and were entitled to a number of votes per share equal to $1,000 divided by $24.8, subject to a cap of 29.0% of total voting power.

Dividends

The Series B Preferred Stock was not entitled to dividends.

Conversion Rights

Each share of Series B Preferred Stock was initially convertible into the number of shares of the common stock of the Company, $0.001 par value per share, equal to $1,000 divided by the conversion price of $7.90 per share, subject to customary anti-dilution adjustments, including in the event of any stock split.

Public and Registered Direct Offerings

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

ATM Offerings

On August 6, 2025, the Company entered into the Sales Agreement with TD Cowen, under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering, or ATM offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the twelve months ended December 31, 2025, the Company received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

Stock Purchase Warrants

The table below summarizes the warrant activity for the year ended December 31, 2025 (in thousands). This table does not include the PHC Exchange Warrant or the PHC Purchase Warrant (described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $0.02 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2024	2,357,747	$7.00 to $77.20	$7.40
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and Exercisable, December 31, 2025	2,357,747	$7.00 to $77.20	$7.40

Exercisable, December 31, 2025	2,357,747	$7.00 to $77.20	$7.40

Weighted Average Remaining Life, December 31, 2025 (years)	4.32

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

On January 2, 2024, we issued the Tranche 2 Warrants to acquire an aggregate of 17,395 shares at an initial exercise price of $11.50 per share. The Tranche 2 Warrants may be exercised through the earlier of (i) January 2, 2031 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement. On September 3, 2025, the Company and the lenders entered into an amendment to reduce the exercise price to $9.09 per share. All other terms of the warrants, including the expiration date and number of shares issuable upon exercise, remain unchanged.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of December 31, 2025, 1,539,625 shares remained available for grant under the Amended and Restated 2015 Plan. Effective January 1, 2026, by virtue of the automatic increase described above, the total number of shares remaining available for grant under the Amended and Restated 2015 Plan was increased to 2,983,927 shares.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 90,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of December 31, 2025, 26,875 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 500,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics who assist with the commercialization of Eversense. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of December 31, 2025, 315,378 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 40,000 shares and will automatically increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. At December 31, 2025 there were 1,404,389 shares of common stock available for issuance under the 2016 ESPP. Effective January 1, 2026, by virtue of the automatic increase described above, the total number of shares remaining available for issuance under the 2016 ESPP was increased to 1,817,046 shares.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On January 31, 2025, there were 174,945 shares purchased in connection with the offering period. On July 31, 2025, there were 211,966 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

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

Stock option activity under the plans during the years ended December 31, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
Options outstanding as of December 31, 2023	687	$42.40	5.18
Options granted	161	10.40
Options exercised	(1)	9.40
Options canceled/forfeited	(133)	14.80
Options outstanding as of December 31, 2024	714	40.20	4.66
Options granted	863	9.70
Options exercised	—	—
Options canceled/forfeited	(63)	38.81
Options outstanding as of December 31, 2025	1,514	$21.67	7.32

Options vested and expected to vest as of December 31, 2025	1,514	$21.67
Options exercisable as of December 31, 2025	631	$41.16	4.04

The weighted average grant-date fair value of stock option awards granted in 2025 and 2024 was $6.88 and $7.80 per share, respectively.

There were no options exercised for the year ended December 31, 2025. For the year ended December 31, 2024, 593 options were exercised with an aggregate intrinsic value at the time of exercise of less than $0.1 million.

The total fair value of options that vested during 2025 and 2024 was approximately $1.5 million and $0.2 million, respectively.

The aggregate intrinsic value of the options currently exercisable at December 31, 2025 was $0.00. The aggregate intrinsic value of stock options outstanding at December 31, 2025 less than $0.1 million, which approximated the aggregate intrinsic value of options vested and expected to vest as of December 31, 2025.

The weighted average grant date fair value of the unvested stock option awards outstanding at December 31, 2025 and 2024 was $6.98 and $8.40 per share, respectively. The weighted average grant date fair value of the stock option awards vested, exercised, and forfeited/cancelled for the year ended December 31, 2025 was $7.85, $0.00 and $9.80 per share, respectively.

Fair value is estimated at each grant date under the plans using the Black-Scholes Model with assumptions summarized in the following table:

	For the year ended December 31,
	2025			2024
Expected term of options (in years)	6.5	-	6.5	6.0	-	6.5
Expected volatility rate	74.93	-	96.21%	83.37	-	84.99%
Risk-free interest rate	3.84	-	4.45%	3.54	-	4.45%
Expected dividend yield			0%			0%

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

Stock-based compensation expense for employee and non-employee stock options for each of the years ended December 31, 2025 and 2024, is as follows (in thousands):

	December 31,
	2025	2024
Cost of sales	$47	$44
Research and development	309	230
Selling, general and administrative	1,354	472
Total stock-based compensation expense related to stock options	$1,710	$746

As of December 31, 2025, there was $5.8 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 3.21 years.

Restricted Stock Units

The Company issued a total of 586,383 and 962,142 restricted stock units to employees of the Company during 2025 and 2024, respectively, as incentive compensation. Restricted stock units granted to employees in 2025 and 2024 vest in eight equal installments beginning with an initial accelerated vesting tranche in the month following the grant, followed by seven vesting dates every six months.

The Company issued 42,587 and 103,255 restricted stock units to members of the Board of Directors during 2025 and 2024, respectively, under the non-employee director compensation policy. These grants includes an annual grant that vests on the earlier of the first anniversary of the grant date or the next year’s annual meeting of stockholders and grants issued in lieu of compensation that immediately vest upon issuance. New members of the Board of Directors may be granted initial restricted stock units which vest over a three-year period.

Restricted stock units activity under the Plans during the years ended December 31, 2025 and 2024, is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares in	Exercise	Contractual
	(in thousands)	Price	Life (in years)
RSU's outstanding as of December 31, 2023	694	$17.80	2.29
Granted	1,066	9.02
Vested	(574)	14.82
Forfeited	(83)	12.02
RSU's outstanding as of December 31, 2024	1,103	11.31	2.23
Granted	629	12.38
Vested	(637)	11.98
Forfeited	(13)	10.08
RSU's outstanding as of December 31, 2025	1,082	$11.55	1.90

For the years ended December 31, 2025 and 2024, the weighted average grant date fair value of restricted stock units granted, vested, and forfeited is presented above. The weighted average grant date fair value of restricted stock units outstanding was $11.55 per share as of December 31, 2025 and $11.31 per share as of December 31, 2024.

For the years ended December 31, 2025 and 2024, 637 and 574, restricted stock units were vested, respectively, with an aggregate intrinsic value at the time of vest of $5.6 million and $4.3 million, respectively.

The total fair value of the restricted stock units that vested during 2025 and 2024 were approximately $5.6 million and $8.5 million, respectively.

The aggregate intrinsic value of the restricted stock units currently outstanding at December 31, 2025 was $6.0 million. Employee stock-based compensation expense for restricted stock units granted to employees for the years ended December 31, 2025 and 2024, respectively, is as follows (in thousands):

	December 31,
	2025	2024
Cost of sales	$223	$110
Research and development	2,132	1,745
Selling, general and administrative	6,088	6,624
Total stock-based compensation expense related to RSUs	$8,443	$8,479

As of December 31, 2025, there was $10.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 1.9 years.

16.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded, and therefore no income taxes were paid, as the Company has incurred net operating losses since inception and provides a full valuation allowance against its net deferred income tax assets. The tax effect of temporary differences that give rise to the net deferred income tax assets (liabilities) at December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
Deferred income tax assets (liabilities)	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$174,442	$152,908
Capitalized start-up costs	4,294	4,999
Research and development credit carryforwards	18,108	17,057
Research and development expenditures	14,851	20,490
Stock-based compensation	1,809	1,501
Other	4,001	4,146
Gross total deferred tax assets	217,505	201,101
Valuation allowance	(216,069)	(199,455)
Total deferred tax assets	$1,436	$1,646
Deferred tax liabilities:
Right of use asset amortization	(1,436)	(1,601)
Amortization of debt discount	—	(45)
Total deferred tax liabilities	(1,436)	(1,646)
Net deferred tax assets (liabilities)	$—	$—

The net change in valuation allowance for the years ended December 31, 2025 and 2024 was a net increase of $16.6 million and $19.9 million, respectively.

The increase in valuation allowance is primarily due to deferred tax assets generated from net operating losses  and tax credits carried forward in 2025. This increase in valuation allowance is based on management's assessment that it is not more likely than not that the Company will realize these deferred tax assets. At December 31, 2025, the Company had gross federal and state NOL carryforwards of $791.3 million and $134.9 million, respectively and research and experimental credit carryforwards of $18.1 million. Research and experimental credit carryforwards will expire in varying amounts between 2026 and 2045. Federal NOL carryforwards in the amount of $190.1 million will expire in varying amounts between 2026 and 2037. Federal NOL carryforwards incurred in tax years 2018 and forward have an indefinite carryforward period, although limited to eighty percent of taxable income annually. State NOLs have various expiration dates beginning in 2032. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and experimental credit carryforwards which can be available in future years. The Company has not yet determined whether such an ownership change has occurred. In order to make this determination, the Company will need to complete a Section 382/383 analysis regarding the limitation of the carryforwards.

A reconciliation of the Company’s estimated U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
	Total	%	Total	%
Tax at U.S. Federal Statutory rate	$(14,514)	21.00%	$(16,509)	21.00%
State and local income taxes⁽¹⁾	(3)	0.00	—	0.00
Tax credits
Research credit	(1,314)	1.90	(2,164)	2.75
Changes in valuation allowances	13,318	(19.27)	16,042	(20.41)
Nontaxable or nondeductible items
Equity based compensation	969	(1.40)	874	(1.11)
Other	685	(0.99)	667	(0.85)
Changes in unrecognized tax benefits	263	(0.38)	433	(0.55)
Other adjustments	592	(0.86)	657	(0.84)
Income tax expense	$—	0.00%	$—	0.00%

(1)	Although state and local income taxes are a net zero due to the Company's valuation allowance, Maryland made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025 with California making up the majority for the year ended December 31, 2024.

Income before income taxes by source for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Domestic	$(69,113)	$(78,616)
Foreign	—	—
Income before income taxes	$(69,113)	$(78,616)

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax assets (liabilities) are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

A breakdown of the Company’s uncertain tax positions during 2025 and 2024 is as follows (in thousands):

	2025	2024
Gross unrecognized tax benefit at beginning of year	$4,264	$3,832
Increase from tax positions taken in prior years	—	—
Increase from tax positions in current year	331	497
Lapse of statute of limitations / expiration	(68)	(65)
Gross unrecognized tax benefit at end of year	$4,527	$4,264

If recognized, the entire amount of gross unrecognized tax benefit would favorably affect the effective income tax rate, although, due to the Company’s valuation allowance there would be no net impact. The Company does not expect a significant change in its unrecognized tax positions to occur in the next twelve months.

The Company’s U.S. Federal and state income tax returns from 2004 to 2025 remain subject to examination by the tax authorities. The Company’s prior tax years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

.

17. Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC previously appointed two members on the Company’s board of directors (which appointment was terminated on January 1, 2026). The Company previously entered into a financing agreement with PHC on August 9, 2020 (the “PHC Notes”). Ascensia, through the ownership interests of its parent company, PHC, is a related party.

Revenue from Ascensia for the years ended December 31, 2025 and 2024 was $18.2 million and $18.5 million, respectively. Ascensia earned commissions of $3.7 million and $1.2 million on sales made through our consignment channel during the years ended December 31, 2025 and 2024, respectively.

The amount due from Ascensia as of December 31, 2025 and 2024, was $5.3 million and $4.9 million, respectively. The amount due to Ascensia as of December 31, 2025 and 2024 was $5.2 million and $1.8 million, respectively. We also purchase certain medical supplies from Ascensia for our clinical trials. We paid Ascensia less than $0.1 million during each of the twelve months ended December 31, 2025 and 2024 under this arrangement.

As discussed in Note 4, on September 3, 2025 the Company and Ascensia signed a MOU related to the transition of commercial operations for Eversense from Ascensia back to the Company. On December 31, 2025, the parties executed a Master Asset Purchase Agreement, pursuant to which the Company acquired certain U.S. commercial assets and assumed certain related liabilities, with the transaction closing on January 1, 2026. In connection with the Master Asset Purchase Agreement, the parties entered into an A&R Commercialization Agreement, which terminated Ascensia’s rights to market Eversense products in the United States and modified Ascensia’s commercialization rights in Europe. The parties are cooperating during a defined transition period to ensure continuity of supply, customer support, and patient access.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents⁽¹⁾
Money market funds	$33,624	33,624	—	—
Short-Term Investments
Commercial paper	$6,399	—	6,399	—
Corporate debt securities	12,470	—	12,470	—
Government and agency securities	34,927	34,927	—	—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds⁽¹⁾	$70,613	70,613	—	—

(1)	Classified as cash and cash equivalents due to their short-term maturity.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain financial instruments within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3.

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

The CODM assesses performance for the segment based on net loss, which is reported in the consolidated statements of operations and comprehensive loss and uses the financial information in deciding on how to invest into the Company. The measure of segment assets reported on the balance sheets is total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and December 31, 2024:

	Years Ended
	December 31,
(in thousands)	2025	2024
Revenue	$35,257	$22,472
Less:
Cost of goods sold	19,494	21,939
Sales and marketing expenses	22,785	7,268
Research and development expenses	31,592	41,144
General and administrative expenses	29,723	26,963
Other segment items(1)	776	3,774
Net loss	$(69,113)	$(78,616)

(1)	Other segment items include interest income, interest expense, gains on changes in fair value, other income, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

20. Litigation

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable, and for the periods ended December 31, 2025 and 2024 has no such contingencies.

21. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Exhibit Number	Description of Document
2.1*#	Master Asset Purchase Agreement, dated December 31, 2025, by and among the Company, the Subsidiary and Ascensia Diabetes Care Holdings AG.
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

3.4 3.5

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

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on March 23, 2016).
3.9	Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed on March 5, 2021).
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

5.1	*	Opinion of Cooley LLP
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

10.5+		Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.6+

Amendment to Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (File No. 001-37717) filed on October 16, 2025).

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

Exhibit Number	Description of Document
10.13+*	Executive Employment Agreement by and between Senseonics, Incorporated and Brian Hansen, dated as of September 3, 2025.
10.14

Form of Replacement Warrant to Purchase Common Stock issued to Oxford Finance LLC by Senseonics, Incorporated, dated as of December 7, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).

10.15+	Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210586) filed on April 4, 2016).
10.16

Form of Warrant to Purchase Stock issued by the Registrant to Oxford Finance LLC and Silicon Valley Bank, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed on August 9, 2016).

10.17#

Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.18+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Senseonics Holdings, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on June 5, 2019).

10.19

Form of Warrant to Purchase Common Stock issued to Highbridge Tactical Credit Master Fund, L.P. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on April 28, 2020).

10.20

2023 Commercial Equity Plan, dated as of January 10, 2023 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-269177 filed with the Commission on January 10, 2023).

10.21

Securities Purchase Agreement, by and between Senseonics Holdings, Inc. and PHC Holdings Corporation, dated as of March 13, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on March 15, 2023).

10.22

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

10.24

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Senseonics Holdings, Inc. 2023 Commercial Equity Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-269177) filed with the Commission on January 10, 2023).

10.25

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

10.29

First Amendment to Loan and Security Agreement, dated September 3, 2025, by and among the Company and Hercules Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 3, 2025).

Exhibit Number	Description of Document
10.30	Form of Warrant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed with the Commission on September 11, 2023).
10.31	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form -K (File No. 001-37717) filed with the Commission on October 28, 2024).
10.32

Securities Purchase Agreement, dated May 15, 2025, by and between the Company and Abbott Laboratories (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on May 15, 2025).

10.33*#	Amended and Restated Collaboration and Commercialization Agreement, dated December 31, 2025, by and among the Subsidiary and Ascensia Diabetes Care Holdings AG.
19.1

Insider Trading Policy, as amended on March 20, 2024 (incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 3, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Current Report on Form 8-K (File No. 333-198168) filed on December 10, 2015).
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Cooley LLP (included in Exhibit 5.1)
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

Date: March 2, 2026

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

Signature	Title	Date

/s/ Timothy T. Goodnow, Ph.D.	President, Chief Executive Officer and Director	March 2, 2026
Timothy T. Goodnow, Ph.D.	(Principal Executive Officer)

/s/ RICK SULLIVAN	Chief Financial Officer	March 2, 2026
Rick Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen P. DeFalco	Chairman of the Board of Directors	March 2, 2026
Stephen P. DeFalco

/s/ Steven Edelman, M.D.	Director	March 2, 2026
Steven Edelman, M.D.

/s/ Edward J. Fiorentino	Director	March 2, 2026
Edward J. Fiorentino

/s/ Douglas S. Prince	Director	March 2, 2026
Douglas S. Prince

/s/ Douglas A. roeder	Director	March 2, 2026
Douglas A. Roeder

/s/ FRANCINE KAUFMAN, M.D.	Director and Chief Medical Officer	March 2, 2026
Francine Kaufman, M.D.

/s/ SHARON D. LARKIN	Director	March 2, 2026
Sharon D. Larkin

/s/ BRIAN HANSEN	Director and Chief Commercial Officer	March 2, 2026
Brian Hansen