Form 10-Q
period 2026-03-31
Senseonics Holdings, Inc.
filed 2026-05-07
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

20451 Seneca Meadows Parkway

Germantown, MD 20876-7005

(301) 515-7260

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SENS	Nasdaq Stock Market LLC

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

There were 41,802,965 shares of common stock, par value $0.001, outstanding as of May 4, 2026.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,612	$40,234
Restricted cash	315	315
Short term investments, net	34,709	53,796
Accounts receivable, net	10,655	6,807
Accounts receivable, net - related parties	4,056	5,312
Inventory, net	8,308	6,703
Prepaid expenses and other current assets	4,626	4,366
Total current assets	92,281	117,533

Deposits and other assets	6,429	4,536
Property, equipment and intangible assets, net	4,147	4,200
Total assets	$102,857	$126,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,188	$4,059
Accrued expenses and other current liabilities	15,097	15,091
Accrued expenses and other current liabilities, related parties	8,040	5,198
Total current liabilities	26,325	24,348

Long-term debt and notes payables, net	35,912	35,586
Non-current operating lease liabilities	6,285	5,289
Total liabilities	68,522	65,223

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 70,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 41,795,466 shares and 41,265,778 shares issued and outstanding as of March 31, 2026 and December 31, 2025	42	41
Additional paid-in capital	1,083,605	1,077,923
Accumulated other comprehensive income	8	69
Accumulated deficit	(1,049,320)	(1,016,987)
Total stockholders’ equity	34,335	61,046
Total liabilities and stockholders’ equity	$102,857	$126,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue, net	$9,341	$1,810
Revenue, net - related parties	2,370	4,447
Total revenue	11,711	6,257
Cost of sales	4,771	4,752
Gross profit	6,940	1,505

Expenses:
Research and development expenses	8,611	7,299
Selling, general and administrative expenses	30,175	7,694
Operating loss	(31,846)	(13,488)
Other income (expense), net:
Interest income	742	675
Interest expense	(1,192)	(1,429)
Other expense	(37)	(17)
Total other income (expense), net	(487)	(771)

Net Loss	(32,333)	(14,259)
Other comprehensive loss
Unrealized loss on marketable securities	(61)	(3)
Other comprehensive loss	(61)	(3)
Total comprehensive loss	$(32,394)	$(14,262)

Basic net loss per common share	$(0.71)	$(0.40)
Basic weighted-average shares outstanding	45,822,486	35,943,880

Diluted net loss per common share	$(0.71)	$(0.40)
Diluted weighted-average shares outstanding	45,822,486	35,943,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

							Series B
							Convertible
				Accumulated			Preferred Stock
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Temporary
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity	Equity
Three months ended March 31, 2025:
Balance, December 31, 2024	29,767	$30	$931,289	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	1,519	2	37,654	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	1,411	1	26,455	—	—	26,456	—
Issued common stock for vested RSUs, ESPP purchases and stock option exercises	14	—	62	—	—	62	—
Stock-based compensation expense	—	—	1,840	—	—	1,840	—
Net loss	—	—	—	—	(14,259)	(14,259)	—
Other comprehensive loss	—	—	—	(3)	—	(3)	—
Balance, March 31, 2025	32,711	$33	$997,300	$(3)	$(962,133)	$35,197	$—

Three months ended March 31, 2026:
Balance, December 31, 2025	41,263	$41	$1,077,923	$69	$(1,016,987)	$61,046	$—
Issuance of common stock, net of issuance costs	478	—	3,493	—	—	3,493	—
Issued common stock for vested RSUs, ESPP purchases and stock option exercises	73	1	63	—	—	64	—
Stock-based compensation expense	—	—	2,276	—	—	2,276	—
Shares withheld related to net share settlement of equity awards	(19)	—	(150)	—	—	(150)	—
Net loss	—	—	—	—	(32,333)	(32,333)	—
Other comprehensive loss	—	—	—	(61)	—	(61)	—
Balance, March 31, 2026	41,795	$42	$1,083,605	$8	$(1,049,320)	$34,335	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(32,333)	$(14,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	545	384
Non-cash interest expense (debt discount and deferred costs)	325	518
Net amortization of premiums and accretion of discounts on marketable securities	(198)	(39)
Stock-based compensation expense	2,276	1,840
Provision for inventory obsolescence and losses	(345)	147
Allowance for credit losses	420	—
Other	4	111
Changes in assets and liabilities:
Accounts receivable	(3,010)	1,650
Prepaid expenses and other current assets	252	1,033
Inventory	(1,346)	(236)
Deposits and other assets	(301)	—
Accounts payable	(870)	(852)
Accrued expenses and other liabilities	3,004	(5,655)
Accrued interest	(62)	(491)
Payments on lease liabilities	(386)	(231)
Net cash used in operating activities	(32,025)	(16,080)
Cash flows from investing activities
Capital expenditures	(111)	(434)
Purchase of marketable securities	(4,042)	(24,891)
Proceeds from sale and maturity of marketable securities	23,260	—
Cash paid in connection with asset acquisition	(1,111)	—
Net cash provided by (used in) investing activities	17,996	(25,325)
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,493	26,456
Proceeds from exercise of stock options, RSUs and ESPP issuances, net	64	62
Taxes paid related to net share settlement of equity awards	(150)	—
Repayment of 2025 Notes	—	(20,399)
Net cash provided by financing activities	3,407	6,119
Net decrease in cash, cash equivalents, and restricted cash	(10,622)	(35,286)
Cash, cash equivalents, and restricted cash at beginning of period	40,549	74,912
Cash, cash equivalents, and restricted cash at end of period	$29,927	$39,626

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$866	$1,402
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	—	74
Issuance of common stock upon conversion of preferred shares	—	30,372
Lease liabilities arising from obtaining right-of-use assets	1,685	—
Reverse stock split - reclassification from common stock to additional paid-in capital	—	621

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

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996, and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively. In connection with the transition of commercialization activities in Europe, the Company established wholly owned subsidiaries in Italy, Germany, Spain and Sweden in late 2025 and early 2026 to support local commercial operations and distribution activities. Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its consolidated variable interest entities (“VIEs”) are hereinafter collectively referred to as the “Company”, unless otherwise indicated or the context otherwise requires.

Reverse Stock Split

On October 17, 2025, at 4:05 p.m. Eastern Time (the “Effective Time”), the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) and a proportionate reduction in the total number of authorized shares of its common stock from 1,400,000,000 shares to 70,000,000 shares, as authorized by the Company’s stockholders at the Company’s 2025 special meeting of stockholders held on September 29, 2025 and approved by the Company’s board of directors on October 3, 2025. As a result of the Reverse Stock Split, every 20 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value of $0.001 per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to a fractional share received a cash payment based on the average closing sales price of the Company’s common stock on the NYSE American for the five trading days immediately preceding the Effective Time. All historical share and per share amounts reflected throughout the financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants and the number of shares of common stock reserved for future issuance under the Company’s equity compensation plans.

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

2.Liquidity and Capital Resources

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of its implantable continuous glucose monitoring systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities including the costs associated with our plans to transition the commercial activities back to the Company (as further described in Note 4) will require significant uses of working capital through 2026 and beyond. The Company generated total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the three months ended March 31, 2026, the Company had a net loss of $32.3 million and an accumulated deficit of $1.0 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of March 31, 2026, the Company had unrestricted cash, cash equivalents and marketable securities of $64.3 million.

Several actions have been taken by the Company with regards to liquidity and to manage our cash flows for the year ended December 31, 2025, the three months ended March 31, 2026 and subsequent to March 31, 2026. These actions included, but were not limited to, the completion of multiple equity financing transactions during 2025, including an underwritten public offering and private placement resulting in aggregate net proceeds of approximately $72.2 million, approximately $30.8 million in net proceeds received under the Equity Distribution Agreement (as described in Note 13) from March 2024 through March 2025, and approximately $3.5 million in net proceeds from the sale of 478,067 shares under the Sales Agreement (as described in Note 13) during the three months ended March 31, 2026. In addition, subsequent to March 31, 2026, the Company completed additional equity and debt financing transactions as discussed below.

On May 4, 2026, the Company completed an underwritten public offering (the “Public Offering”) of 8,000,000 shares of its common stock at a public offering price of $5.00 per share and, in lieu of common stock, pre-funded warrants to purchase 8,000,000 shares of common stock at a purchase price of $4.999 per pre-funded warrant share. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. As a result, the total gross proceeds to the Company from the offering were approximately $92.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds to the Company are estimated to be approximately $86.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Public Offering is further described in Note 13.

On May 1, 2026, the Company entered into a Second Amendment to its Loan and Security Agreement with Hercules Capital, Inc. (the “Amended Loan Agreement”), pursuant to which the lenders agreed to make available to the Company up to $140.0 million in senior secured term loans. The facility consists of (i) an initial term loan of $35.0 million, which was previously funded, (ii) an additional term loan of $10.0 million (the “Tranche 2 Loan”), and (iii) additional tranches of term loans in the amounts of up to $10.0 million, $10.0 million, $15.0 million and an uncommitted $60.0 million, respectively, subject to the satisfaction of specified conditions. The loans under the Amended Loan Agreement mature on September 3, 2029. The Second Amendment closed on May 6, 2026 (the “Amendment Closing Date”), and both the 2026 Tranche 2 Loan and 2026 Tranche 3A Loan were funded at closing for total proceeds of $20.0 million. The Amended Loan Agreement is further described in Note 12.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements- Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Management previously disclosed conditions and events that raised substantial doubt about our ability to continue as a going concern. In addition, given the Company’s historical reliance upon debt and equity financing, management will continue to evaluate our funding needs against operating performance and strategic initiatives.

As of the first quarter of 2026, based on current operating plans, the subsequent receipt of financing proceeds, its existing unrestricted cash, cash equivalents and marketable securities, management now believes that the Company has sufficient resources to meet the Company’s anticipated operating needs for the next twelve months from the issuance of the financial statements. Accordingly, management has concluded that the substantial doubt that was raised in the past about the Company’s ability to continue as a going concern has been alleviated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited condensed consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at March 31, 2026, and December 31, 2025, results of operations, comprehensive loss, and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026. The interim results for March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods.

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

In November 2024, Eon Management Services, LLC entered into management services agreements (the “Administrative Agreement”) for an initial fixed term of 10 years with several professional corporations created to support patient access to the Eversense Systems by contracting nurse practitioners and other healthcare professionals to perform Eversense insertion procedures and other clinical activities. On April 1, 2026, Eon Management Services, LLC entered into an additional management services agreement with Meadows Medical Care PC, also with an initial fixed term of 10 years. Eon Care Clinicians PC, Eon Care Clinicians of NJ PC, Eon Care Clinicians of CA PC, and Meadows Medical Care PC (collectively referred to as the “Eon Care PCs”) are professional corporations established pursuant to the requirements of their respective domestic jurisdictions governing the corporate practice of medicine.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), the objective of which is to provide greater transparency about an entity’s expenses to allow investors to better understand an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets and definite-lived intangible assets, deferred taxes and valuation allowances, fair value of investments, derivative assets and liabilities, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, amortization periods for identifiable intangible assets, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

4.Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to strategic fulfillment partners and through its consignment network in the United States, as well as to Ascensia Diabetes Care Holdings AG (“Ascensia”) and third-party distributors outside the United States (each, a “Customer” and collectively “Customers”), who then resell the products to health care providers and patients. Effective January 1, 2026, in connection with the parties’ execution of a Master Asset Purchase Agreement on December 31, 2025 (the “Master Asset Purchase Agreement”), the Company reassumed primary commercialization responsibilities in the United States and began marketing and distributing Eversense products through its own sales force and strategic fulfillment partner network. Ascensia continues to support commercialization activities in certain European territories during a defined transition period.

The Company is paid for its sales directly to the Customers, regardless of whether the Customers resell the products to health care providers and patients. The Company also generates product revenue from sales of the Eversense system and related components and supplies through a consignment model with its network of independent healthcare professionals in the United States and revenue is recognized when the product is consumed by a patient. The Company’s policies for recognizing sales have not changed from those described in its Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$9,330	79.7%
Outside of the United States	2,381	20.3
Total	$11,711	100.0%

	Three Months Ended
	March 31, 2025
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$4,495	71.8%
Outside of the United States	1,762	28.2
Total	$6,257	100.0%

Contract Assets

Contract assets consist of unbilled receivables from Customers and are recorded at net realizable value. Included in accounts receivable, net as of March 31, 2026 and December 31, 2025 are unbilled accounts receivable of less than $0.1 million and $2.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $2.3 million and $2.0 million for the periods ended March 31, 2026 and December 31, 2025, respectively, which are related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one Customer, Ascensia. For the three months ended March 31, 2026 and 2025, sales to Ascensia accounted for 20% and 71% of total revenue, respectively.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the three months ended March 31, 2026 and 2025, sales under consignment arrangements accounted for 37.3% and 19.6% of total revenue, respectively. During 2025, Ascensia earned commissions on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination and Modification of Commercialization Arrangements

On September 3, 2025, the Company and Ascensia entered into a memorandum of understanding related to the transition of commercial operations for Eversense from Ascensia back to the Company. On December 31, 2025, the parties executed a Master Asset Purchase Agreement and effective January 1, 2026 the parties entered into an Amended and Restated Collaboration and Commercialization Agreement (the “A&R Commercialization Agreement”), which terminated Ascensia’s rights to market Eversense products in the United States and made Ascensia’s European commercialization rights non-exclusive.

Following the A&R Commercialization Agreement, Ascensia has no further rights to revenues from sales of Eversense products in the United States, and effective January 1, 2026, the Company is entitled to 100% of revenues from sales in Italy, Germany, Spain and Sweden (the “European Territories”), subject to transitional arrangements. In connection with the transition of U.S. commercialization activities, the Company entered into agreements with certain U.S. strategic fulfillment partners that previously distributed products on behalf of Ascensia, consistent with the Company’s historical distribution relationships.

As a result of the termination and modification of the arrangement, the Company reassessed its remaining performance obligations and adjusted related contract assets and contract liabilities in accordance with ASC 606. In connection with the termination, the Company accepted the return of certain unsold inventory previously held by Ascensia, reversed $0.4 million of revenue, and recorded the returned inventory at its estimated net realizable value as of December 31, 2025.

Additional information regarding the Master Asset Purchase Agreement and related transactions is included in Note 17 — Related Party Transactions.

5.Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 4,197,554 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below) and the Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”) are included in the number of outstanding shares used for the computation of basic net loss per share for the three months ended March 31, 2026 and 2025. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net loss	$(32,333)	$(14,259)
Basic weighted average common shares outstanding	45,822,486	35,943,880
Net loss per share:
Basic and diluted	$(0.71)	$(0.40)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based awards	2,668,604	1,887,857
Warrants	2,357,747	2,357,747
Total anti-dilutive shares outstanding	5,026,351	4,245,604

6.	Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$7,794	$6,610
Money market funds	21,818	33,624
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$29,927	$40,549

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$12,335	$8,067
Accounts receivable - related parties	4,056	5,312
Less: allowance for credit losses	(1,680)	(1,260)
Total accounts receivable, net	$14,711	$12,119

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$3,472	$2,580
Work-in-process	4,379	3,631
Raw materials	457	492
Total	$8,308	$6,703

The Company charged $0.1 million in cost of sales for the three months ended March 31, 2026 and $0.7 million in cost of sales for the year ended December 31, 2025 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Property and equipment
Machinery and laboratory equipment	$4,006	$3,904
Office furniture and equipment	611	611
Leasehold improvements	2,209	2,200
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,479)	(3,315)
Property, equipment and intangible assets, net	$4,147	$4,200

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$1,680	$—	$(1)	$1,679
Corporate debt securities	12,484	2	(3)	12,483
Government and agency securities	20,542	5	—	20,547
Total	$34,706	$7	$(4)	$34,709

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$6,396	$3	$—	$6,399
Corporate debt securities	12,452	18	—	12,470
Government and agency securities	34,879	48	—	34,927
Total	$53,727	$69	$—	$53,796

The following are the scheduled maturities as of March 31, 2026 (in thousands):

	Net	Fair
	Carrying Amount	Value
2026 (remaining nine months)	$34,706	$34,709
Thereafter	—	—
Total	$34,706	$34,709

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at March 31, 2026 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Contract manufacturing(1)	$2,445	$1,949
Clinical and Preclinical	848	883
Interest receivable	341	311
Sales and marketing	330	492
IT and software	214	310
Other	448	421
Total prepaid expenses and other current assets	$4,626	$4,366
(1)	Includes deposits to contract manufacturers for manufacturing process.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Sales and marketing services	$8,592	$5,028
Professional and administrative services	4,647	3,784
Compensation and benefits	3,214	5,271
Research and development	2,187	2,705
Patient access and incentive programs	1,667	—
Contract manufacturing	1,214	1,673
Operating lease	944	496
Other	672	1,332
Total accrued expenses and other current liabilities	$23,137	$20,289

10.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease. The Company has one option to extend the term for an additional period of five years beginning on June 1, 2033.

In addition, effective January 1, 2026, in connection with the acquisition of certain U.S. commercial assets under the Master Asset Purchase Agreement with Ascensia, the Company assumed operating leases for a fleet of vehicles used by its U.S. sales force. These leases are classified as operating leases and have remaining lease terms with expirations ranging from May 31, 2028 to June 30, 2030.

The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred lease cost.

Operating lease expense was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025.

The following table summarizes the lease assets and liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2026	2025
Assets
Operating lease ROU assets	Deposits and other assets	$6,053	$4,460
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$944	$496
Non-current operating lease liabilities	Non-current operating lease liabilities	6,285	5,289
Total operating lease liabilities		$7,229	$5,785

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of March 31, 2026 (in thousands):

2026 (remaining 9 months)	$1,269
2027	1,685
2028	1,649
2029	1,346
2030	1,148
Thereafter	2,763
Total	9,860
Less: Present value adjustment	(2,631)
Present value of lease liabilities	$7,229

The following table summarizes the weighted-average lease term and weighted-average discount rate as of March 31, 2026:

Remaining lease term (years)	2026
Operating leases	6.5
Discount rate
Operating leases	9.4%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2026, and for the twelve months ended December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of the period	$448	$406
Provision for warranties during the period	74	408
Settlements made during the period	(192)	(366)
Balance at end of the period	$330	$448

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million, which was funded on the Effective Date, (ii) $10.0 million, which was funded on January 2, 2024 upon meeting certain terms and conditions under the loan agreement, and (iii) $15.0 million which has not been drawn. On September 3, 2025 (the “2025 Effective Date”), the Company entered into the Amended Loan and Security Agreement with the Lenders and Hercules. The Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”). In the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million (“2025 Tranche 2 Loan”), up to $20.0 million (“2025 Tranche 3 Loan”) and up to $35.0 million (“2025 Tranche 4 Loan”), respectively, each of which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029 (the “Maturity Date”).

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

In addition, the Company paid $425,000 in facility fees upon drawing Tranche 1 Loan and Tranche 2 Loan and additional facility fees of $412,500 upon execution of the Amended Loan and Security Agreement. The Company will pay additional facility charges in connection with any borrowing of the 2025 Term Loans, in the amount of 0.50% of the 2025 Tranche 2 Loan and 2025 Tranche 3 Loan and 1.00% of the 2025 Tranche 4 Loan. The Amended Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.45% of the aggregate principal advances of the 2025 Term Loans, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The existing end of term fee under the existing Tranche 1 Loan and Tranche 2 Loan remains payable on September 1, 2027 (the original maturity date). The end of term fees are accreted to interest expense over the term of the loans.

The Company’s obligations under the Amended Loan and Security Agreement are secured by a first-priority security interest in substantially all of its assets. The Amended Loan and Security Agreement contains a minimum cash covenant that requires the Company to hold unrestricted cash equal to 80% of the total amounts funded under the Amended Loan and Security Agreement, reduced to 55% and 35% subject to achieving certain milestones under the agreement. The Amended Loan and Security Agreement also contains a performance covenant that commenced on January 1, 2026, that requires the Company to achieve certain net product revenue targets on a trailing six-month basis for applicable measuring periods. The performance covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $550.0 million and the Company maintains unrestricted cash equal to at least 75% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded.

In addition, the Amended Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Amended Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of March 31, 2026.

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

Subsequent to March 31, 2026, on May 6, 2026, the Company entered into a Second Amendment to the Amended Loan and Security Agreement, which increased the total loan commitment up to $140.0 million. See Note 19 for additional information.

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes due January 15, 2025 (the “2025 Notes”).

Over the term of the 2025 Notes, the Company completed a series of exchanges and conversions that reduced the outstanding principal balance, including (i) the settlement of $24.0 million aggregate principal in April 2020 pursuant to an exchange agreement (ii) conversions of $6.8 million aggregate principal into shares of common stock between September 2020 and January 2021, and (iii) privately negotiated exchange transactions in August and September 2023 under which $30.8 million aggregate principal was exchanged for a combination of cash and shares of common stock.

Following these transactions, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. On January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million.

The following carrying amounts are outstanding under the Company’s notes payable as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	1,065	(153)	35,912

	December 31, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	753	(167)	35,586

(1)	Includes accretion of end of term fees payable at maturity

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Three Months Ended March 31, 2026
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
Amended Loan and Security Agreement	9.90%	867	312	13	1,192
Total		867	312	13	1,192

	Three Months Ended March 31, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	5	306
Loan and Security Agreement	9.90%	866	234	23	1,123
Total		911	490	28	1,429

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of March 31, 2026 (in thousands):

2027	$6,622
2028	17,829
2029	15,239
Total	$39,690

13.	Stockholders’ Equity

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

Subsequent to March 31, 2026, on May 4, 2026, the Company completed the May 2026 Offering (as defined below) of 8,000,000 shares of its common stock at a public offering price of $5.00 per share and, in lieu of common stock, May 2026 Pre-Funded Warrants (as defined below) to purchase 8,000,000 shares of common stock at a purchase price of $4.999 per May 2026 Pre-Funded Warrant share. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock at the public offering price which was exercised in full. As a result, the Company issued a total of 18,400,000 shares of common stock and pre-funded warrants and received gross proceeds of approximately $92.0 million, before deducting underwriting discounts, commissions and offering expenses.

ATM Offerings

On August 6, 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering, or ATM offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the three months ended March 31, 2026, the Company received approximately $3.5 million in proceeds from the sale of 478,067 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

Stock Purchase Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2026 (in thousands). This table does not include the PHC Exchange Warrant (as defined below) or the PHC Purchase Warrant (as defined and described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $0.02 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2025	2,357,747	$7.00 to 77.20	$7.40
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and Exercisable, March 31, 2026	2,357,747	$7.00 to 77.20	$7.40

Weighted Average Remaining Life, March 31, 2026 (years)	4.07

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

On March 13, 2023, we issued and sold to PHC a warrant to purchase 771,288 shares of common stock for $15.0 million (the “Purchase Warrant”). The Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per share. All or any part of the Purchase Warrant is exercisable by PHC at any time and from time to time.

In March 2023, we entered into an exchange agreement with PHC, pursuant to which PHC exchanged $35.0 million aggregate principal amount of convertible notes due October 31, 2024, including all accrued and unpaid interest thereon, for a warrant (the “PHC Exchange Warrant”) to purchase up to 3,426,266 shares of common stock (the “PHC Exchange Warrant Shares”). The PHC Exchange Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per PHC Exchange Warrant Share. All or any part of the PHC Exchange Warrant is exercisable by PHC at any time and from time to time.

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

On October 24, 2024, in connection with a registered direct securities offering, the Company issued to the investors in the offering warrants to purchase an aggregate of 2,285,714 shares of common stock at an exercise price of $7.00 per share. The warrants were non-exercisable for the first six months after issuance and expire on April 29, 2030.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. As of March 31, 2026, 3,009,371 shares remained available for grant under the Amended and Restated 2015 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 90,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of March 31, 2026, 27,406 shares remained available for grant under the Inducement Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 500,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics who assist with the commercialization of Eversense. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. As of March 31, 2026, 165,753 shares remained available for grant under the Commercial Equity Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 40,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Company’s Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of March 31, 2026, there were 1,806,922 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On January 31, 2026, there were 10,125 shares purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$21,818	21,818	—	—
Short Term Investments
Commercial paper (>3 months)	$1,679	—	1,679	—
Corporate debt securities	12,483	—	12,483	—
Government and agency securities (>3 months)	20,547	20,547	—	—

	December 31, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$33,624	33,624	—	—
Short Term Investments
Commercial paper (>3 months)	$6,399	$—	6,399	—
Corporate debt securities	12,470	—	12,470	—
Government and agency securities (>3 months)	34,927	34,927	—	—
(1)	Classified as cash and cash equivalents due to their short-term maturity.

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2026 or 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at March 31, 2026 and December 31, 2025.

17.Related Party Transactions

PHC has a noncontrolling ownership interest in the Company. In addition, PHC previously appointed two members on the Company’s board of directors (which appointment was terminated on January 1, 2026). The Company previously entered into a financing agreement with PHC on August 9, 2020. Ascensia is a related party through the ownership interests of its parent company, PHC.

Revenue from Ascensia during the three months ended March 31, 2026 and 2025 was $2.4 million and $4.4 million, respectively. Ascensia earned commissions of $0.2 million on sales made through our consignment channel during the three months ended March 31, 2025. No such commissions were incurred during the three months ended March 31, 2026 following the transition of U.S. commercialization activities to the Company.

The amount due from Ascensia as of March 31, 2026 and December 31, 2025 was $4.1 million and $5.3 million, respectively. The amount due to Ascensia as of March 31, 2026 and December 31, 2025 was $8.0 million and $5.2 million, respectively.

As discussed in Note 4, on September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transition of commercial operations for Eversense from Ascensia back to the Company. On December 31, 2025, the parties executed a Master Asset Purchase Agreement, pursuant to which the Company acquired certain U.S. commercial assets and assumed certain related liabilities, with the initial closing on January 1, 2026. In connection with the Master Asset Purchase Agreement, the parties entered into an A&R Commercialization Agreement, which terminated Ascensia’s rights to market Eversense products in the United States and modified Ascensia’s commercialization rights in Europe. The parties are cooperating during a defined transition period to ensure continuity of supply, customer support, and patient access. In connection with this transition, the Company hired certain sales and support personnel previously engaged by the counterparty.

The Company paid total consideration of approximately $1.1 million in connection with the closing of the U.S. asset acquisition (the “U.S. Closing”), prior to customary post-closing adjustments. The acquired assets primarily consisted of returned inventory, a right-of-use asset related to vehicle fleet leases, prepaid marketing expenses, and reimbursement of certain employee-related transition costs associated with personnel hired by the Company. A portion of the consideration related to inventory previously recognized as an estimated return as of December 31, 2025. The Company determined that the U.S. Closing represented an asset acquisition.

As contemplated by the Master Asset Purchase Agreement, on March 12, 2026, the parties entered into separate local asset purchase agreements (the “Local Purchase Agreements”) covering Italy, Germany, Spain and Sweden (the “European Territories”), pursuant to which the Company agreed to acquire certain additional commercial assets (the "European Purchased Assets") and assume certain related liabilities (the “European Assumed Liabilities” and together with the European Purchased Assets, the “European Asset Purchases”) in those territories. The closings of these transactions (the “European Closings”) are subject to customary conditions, including regulatory clearances, consents or non-objection with respect to the transfer of tender contracts and the completion of certain required labor and employment processes, and are expected to occur on or before June 30, 2026.

In connection with the Local Purchase Agreements, the parties also entered into a Transition Services Agreement (the “Transition Services Agreement”) under which Ascensia will provide certain operational and administrative support services in the European Territories during the transition period, including support in the areas of logistics and ordering, payment and collections, claims processing, IT and systems migration, personnel support, finance and operations support, regulatory compliance, and other agreed services, for which the Company will pay certain costs and service fees. The Company incurred approximately $3.2 million of costs under the Transition Services Agreement during the three months ended March 31, 2026, which were primarily recorded in selling, general and administrative expenses.

18.Segment Information

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$11,711	$6,257
Less:
Cost of sales	4,771	4,752
Sales and marketing expenses	19,730	1,743
Research and development expenses	8,611	7,299
General and administrative expenses	10,445	5,951
Other Segment Items(1)	487	771
Net Loss	$(32,333)	$(14,259)
(1)	Other segment items include interest income, interest expense, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19.Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2026, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Underwritten Public Offering

On April 30, 2026, the Company entered into an underwriting agreement (the "April 2026 Underwriting Agreement") with TD Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell an aggregate of 8,000,000 shares of Common Stock and 8,000,000 pre-funded warrants, each representing the right to purchase one share of Common Stock at an exercise price of $0.001 per share (the "May 2026 Pre-Funded Warrants"), at a price to the public of $5.00 per share (or $4.999 per May 2026 Pre-Funded Warrant) (the “May 2026 Offering”). Under the terms of the April 2026 Underwriting Agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,400,000 shares of Common Stock. The May 2026 Offering closed on May 4, 2026, and the underwriters exercised in full their option to purchase 2,400,000 additional shares of Common Stock. In the aggregate, the Company sold 10,400,000 shares of Common Stock and 8,000,000 May 2026 Pre-Funded Warrants, with aggregate gross proceeds to the Company of approximately $92.0 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds to the Company were approximately $86.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Second Amendment to Loan and Security Agreement

On May 1, 2026, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Lenders and Hercules, which further amended the Amended Loan and Security Agreement. Pursuant to the Second Amendment, the Lenders agreed to make available to the Company up to $140.0 million in senior secured term loans, consisting of (i) the initial term loan of $35.0 million, which was previously funded, (ii) a term loan of $10.0 million (the “2026 Tranche 2 Loan”) to be funded at the closing of the Second Amendment, (iii) four additional tranches of term loans in the amounts of up to $10.0 million (the “2026 Tranche 3A Loan”), $10.0 million (the “2026 Tranche 3B Loan”), $15.0 million (the “2026 Tranche 4 Loan”) and an uncommitted $60.0 million (the “2026 Tranche 5 Loan”), respectively, which will become available to the Company upon the Company's satisfaction of certain terms and conditions set forth in the Amended Loan Agreement. The loans under the Amended Loan Agreement continue to mature on September 3, 2029. The Second Amendment closed on May 6, 2026 (the “Amendment Closing Date”), and both the 2026 Tranche 2 Loan and 2026 Tranche 3A Loan were funded at closing for total proceeds of $20.0 million.

The loans under the Amended Loan Agreement, as modified by the Second Amendment, bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.40% and (ii) 9.90%. Borrowings are repayable in monthly interest-only payments through (a) October 1, 2028 and (b) if the Company satisfies the 2025 Tranche 3B Milestone (as defined in the Amended Loan Agreement), the Maturity Date. After the interest-only payment period, borrowings are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company's option, the Company may prepay all or any portion of the outstanding borrowings, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Amendment Closing Date, (b) 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Amendment Closing Date, and (c) 1.00% of the principal amount being prepaid if the prepayment occurs more than two years after the Amendment Closing Date and prior to the Maturity Date. In addition, a $100,000 facility fee and a $100,000 amendment fee were payable on the Amendment Closing Date and the Company will pay additional facility fees in the amount of 0.50% of any drawn 2026 Tranche 3B Loan, or in the amount of 1.00% of any drawn 2026 Tranche 4 Loan or 2026 Tranche 5 Loan.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2026. Unless otherwise indicated or the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated VIEs.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse stock split of our common stock that became effective on October 17, 2025 (the “Reverse Stock Split”), and all references to historical share and per share amounts give effect to the Reverse Stock Split.

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. As described in more detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Existing Commercialization Agreement”), with Ascensia Diabetes Care Holdings AG (“Ascensia”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE Mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Europe during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024. In January 2026, we took over full commercial responsibility for Eversense 365 in the United States and began marketing and distributing the product with our own sales force. In January 2026, we also obtained CE Mark approval for Eversense 365 and are currently in the process of launching Eversense 365 in Italy, Germany, Spain and Sweden (the “European Territories”).

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement formalizing this transfer and subsequently entered into A&R Commercialization Agreement, which terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in Italy, Germany, Spain and Sweden (the “European Territories”) non-exclusive. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, we are entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. As contemplated by the Master Asset Purchase Agreement, on March 12, 2026 we entered into local asset purchase agreements to facilitate the transition of Ascensia’s commercialization activities in the European Territories and we expect the closings of these transactions to occur on or before June 30, 2026, subject to customary regulatory and operational conditions.

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense Sensor Pack containing the sensor, insertion tool, and adhesive patches, the Eversense Smart Transmitter Pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

We primarily sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense Systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated bundled payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. The Physician Fee Schedule was updated with similar pricing for 2026. We have been working with payors that previously supported Eversense to transition their policies to Eversense 365 and the majority of these eligible payors have now completed that transition.

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

We continue to expand commercialization of the Eversense brand and are focused on driving awareness of our CGM system amongst people with diabetes and their healthcare providers. Effective January 1, 2026, U.S.

commercialization activities were returned to the Company and in Europe, Ascensia continues to sell and market the Eversense product to support the orderly transition of the business to Senseonics anticipated in the second quarter of 2026. In both the United States and our overseas markets we will commercialize the products with direct sales forces and distribution systems that market and promote our various Eversense Systems and future generation products, including our Gemini and Freedom product variations. The Gemini product will allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smart phone to get on-demand glucose reading without a smart transmitter. Our Freedom product variation is being designed to include Bluetooth in the sensor, eliminating the on-body component.

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

In connection with the execution of the Master Asset Purchase Agreement, the Company and Ascensia also entered into the A&R Commercialization Agreement on December 31, 2025, which amended and restated the Existing Commercialization Agreement. The A&R Commercialization Agreement terminated Ascensia’s right to market Eversense products in the U.S. Following the U.S. Closing, Ascensia has no further rights to revenues from the sale of Eversense products in the U.S.

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

In an effort to accelerate commercialization efforts and address challenges to Eversense adoption, in April 2024 and July 2024, we established new legal entities, Eon Care Services, LLC and Eon Management Services, LLC, which were formed as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into management services agreements (the “Administrative Agreement”) for an initial fixed term of 10 years with the Eon Care PCs, which were created to support patient access to the Eversense Systems by contracting nurse practitioners and other healthcare professionals to perform Eversense insertion procedures and other clinical activities. On April 1, 2026, Eon Management Services, LLC entered into an additional management services agreement with an additional professional corporation with an initial fixed term of 10 years. The Eon Care PCs are consolidated as VIEs.

The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense systems by providing convenient Eversense insertion and training services. We fully completed the transition of our network of inserters from the Nurse Practitioner Group to Eon Care in the second quarter of 2025, and we experienced an increase in the number of insertions since then. Once we build out and establish the Eon Care network, we expect established CPT codes associated with Eversense insertions to enable a self-sustaining economic model for this initiative in the future.

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

In February 2025, we submitted an application for the conformity assessment of Eversense 365 to our Notified Body for certification. The submission was prepared in compliance with the EU medical device regulation. In January 2026, the Company obtained CE Mark approval for Eversense 365 and are currently in the process of launching Eversense 365 in the European Territories.

The A&R Commercialization Agreement rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Ascensia agreed to continue to sell and market the Eversense product in Europe to support the orderly transition of the business pending the closing of the European Asset Purchases and to allow Senseonics to transfer its local tender contracts. These rights and obligations apply from January 1, 2026 until the later of (i) January 1, 2027, (ii) the transfer of all local tender contracts, or (iii) the wind down of certain other commercial activities. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, the Company is entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. Senseonics will pay for certain transition services, and certain other costs, to maintain and achieve the orderly transition of the commercial operations in the European Territories. The Company and Ascensia executed separate local asset purchase agreements in the European Territories on March 12, 2026, in connection with the European Asset Purchases.

Financial Overview

A significant portion of our product revenue has historically been generated from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, who then resells the products to health care providers and patients. Effective January 1, 2026, in connection with the transition of U.S. commercialization activities to the Company, we began generating a greater portion of our product revenue through direct sales to strategic fulfillment partners and through our consignment network in the United States, while Ascensia continues to support commercialization activities outside the United States during a defined transition period.

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

Concentration of Revenue and Customers

A significant portion of the Company’s revenue has historically been derived from one customer, Ascensia. For the three months ended March 31, 2026 and 2025, sales to Ascensia accounted for 20% and 71% of total revenue, respectively.

A portion of the Company’s revenue is earned under consignment arrangements with healthcare providers. For the three months ended March 31, 2026 and 2025, sales under consignment arrangements accounted for 37.3% and 19.6% of total revenue, respectively. During 2025, Ascensia earned commission on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination and Modification of Commercialization Arrangements

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement and the A&R Commercialization Agreement, pursuant to which commercial activities in the United States transitioned back to the Company effective January 1, 2026 and the commercialization rights in certain European Territories were modified to be non-exclusive. The parties continue to cooperate through the transition period to ensure continuity of supply, customer support, and patient access. Following the execution of the A&R Commercialization Agreement, the Company will no longer recognize revenue associated with U.S. product sales to Ascensia under the distribution arrangement. As a result, our revenues and results of operations will not be directly comparable to our historical revenues and results of operations for periods in which the Commercialization Agreement was in place.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$9,330	79.7%
Outside of the United States	2,381	20.3
Total	$11,711	100.0%

	Three Months Ended
	March 31, 2025
		%
(Dollars in thousands)	Amount	of Total
Revenue, net:
United States	$4,495	71.8%
Outside of the United States	1,762	28.2
Total	$6,257	100.0%

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Period-to-
	2026	2025	Period Change

	(in thousands)		(in thousands)
Revenue, net	$9,341	$1,810	$7,531
Revenue, net - related parties	2,370	4,447	(2,077)
Total revenue	11,711	6,257	5,454
Cost of sales	4,771	4,752	19
Gross profit	6,940	1,505	5,435

Expenses:
Research and development expenses	8,611	7,299	1,312
Selling, general and administrative expenses	30,175	7,694	22,481
Operating loss	(31,846)	(13,488)	(18,358)
Other (expense) income, net:
Interest income	742	675	67
Interest expense	(1,192)	(1,429)	237
Other expense	(37)	(17)	(20)
Total other income (expense), net	(487)	(771)	284
Net Loss	$(32,333)	$(14,259)	$(18,074)

Total revenue

Our total revenue increased to $11.7 million for the three months ended March 31, 2026, compared to $6.3 million for the three months ended March 31, 2025, an increase of $5.4 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand. The increase in total revenue was further driven by the elimination of Ascensia revenue share amounts following the termination of

Ascensia's commercialization rights in the United States and the transition of commercialization activities in the European Territories to a non-exclusive arrangement.

Cost of sales and gross profit

Our cost of sales remained consistent at $4.8 million for the three months ended March 31, 2026 and the three months ended March 31, 2025. Our gross profit increased to $6.9 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. Gross profit as a percentage of revenue, or gross margin, was 59.3% and 24.1% for the three months ended March 31, 2026, and March 31, 2025, respectively. The improvement in gross margin is largely driven by favorable margins on the 365-day product sales, higher consignment network sales with ASP favorability, the elimination of the Ascensia revenue share and consistent fixed manufacturing costs. In addition, we recognized a one-time benefit of $0.5 million related to a change in estimate of previously accrued E3 product shutdown costs.

Research and development expenses

Research and development expenses were $8.6 million for the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025, an increase of $1.3 million. This increase was primarily driven by the ramp up of our Gemini pivotal study driving efforts to eliminate the on-body transmitter component and additional product development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.2 million for the three months ended March 31, 2026, compared to $7.7 million for the three months ended March 31, 2025, representing an increase of $22.5 million. The increase consisted of $18.0 million higher selling and marketing costs largely driven by re-assuming commercialization activities resulting in a large increase in our headcount and increased marketing spend largely consisting of direct-to-consumer marketing initiatives. Our total general and administrative costs increased by $4.5 million driven by newly assumed operational responsibilities related to the commercial integration, as well as legal, IT and consulting costs associated with the establishment of business operations to support the transition of European commercialization activities to the Company.

Total other income (expense), net

Total other income (expense), net was $(0.5) million for the three months ended March 31, 2026, compared to other expense, net of ($0.8) million for three months ended March 31, 2025, a decrease in other income (expense), net of $0.3 million. The change was primarily due to a $0.2 million decrease in interest expense offset by a $0.1 million increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the three months ended March 31, 2026, the Company had a net loss of $(32.3) million, and an accumulated deficit of $(1.0) billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of March 31, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $64.3 million.

In the recent years, we have taken a number of measures to strengthen our financial position, including but not limited to the following actions:

Equity Offerings

In August 2025, we entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the twelve months ended December 31, 2025, we received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses. During the three months ended March 31, 2026, the Company received approximately $3.5 million proceeds from the sale of 478,067 shares under the Sales Agreement, after deducting sales commissions and offering expenses. As of March 31, 2026, an aggregate of $93.8 million remained available for issuance under the Sales Agreement.

On April 30, 2026, we entered into an underwriting agreement with TD Cowen and Barclays Capital Inc., as representatives of the several underwriters named therein, for the sale of shares of Common Stock and pre-funded warrants, each representing the right to purchase one share of Common Stock at an exercise price of $.001 per share (the “May 2026 Pre-Funded Warrants”), at a price to the public of $5.00 per share (or $4.999 per May Pre-Funded Warrant) (the “May 2026 Offering”). The May 2026 Offering closed on May 4, 2026, and the underwriters exercised in full their option to purchase 2,400,000 additional shares of Common Stock. In the aggregate, we sold 10,400,000 shares of Common Stock and 8,000,000 May 2026 Pre-Funded Warrants in the May 2026 Offering, generating aggregate gross proceeds of approximately $92.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The net proceeds to Senseonics were approximately $86.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered and sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-289306).

Indebtedness

Amended Loan and Security Agreement

On September 8, 2023, the Company entered into the Loan and Security Agreement with the Lenders and Hercules. The Company and Hercules have amended this agreement on two occasions, most recently on May 1, 2026 (as amended, the “Amended Loan and Security Agreement”). Under the Amended Loan and Security Agreement, the Lenders have agreed to make available to the Company the Term Loan Facility, providing for an aggregate of up to $140.0 million of loans. To date, Hercules and the Lenders have extended term loans to the Company in the aggregate amount of $55.0 million. The Amended Loan and Security Agreement provides for additional potential borrowings in the aggregate amount of up to $85 million, which may be extended in three tranches of up to $10.0 million, up to $15.0 million, and up to $60.0 million, respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement and, in the case of the $60 million tranche, the Lenders’ investment committee approval. The loans under the Amended Loan and Security Agreement mature on September 3, 2029. The Company received proceeds from the Tranche 2 Loan and an additional $10.0 million tranche (the “Tranche 3A Loan”) upon the closing of the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) on May 6, 2026.

Convertible Notes

The 2025 Notes were repaid in full on January 15, 2025. See Note 12 in the accompanying notes to our consolidated financial statements included elsewhere in this 10-Q for further discussion of the 2025 Notes.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development, regulatory approvals, and post-approval requirements. Successful completion of the transfer of commercial operations relating to Eversense from Ascensia back to the Company may provide opportunities to have greater influence on revenue generation and market adoption of Eversense. These activities, including our ongoing focus to grow covered lives through positive insurance payor policy decisions, initiatives to support patient access, and continued development of Eversense 365, will require significant uses of working capital through 2026 and beyond. As of March 31, 2026, the Company had unrestricted cash, cash equivalents and marketable securities of $64.3 million.

In accordance with the FASB Accounting Standards Codification Topic 205-40, Presentation of Financial Statements- Going Concern, management is required to assess the Company’s ability to continue as a going concern through twelve months after issuance of the financial statements. Management previously disclosed conditions and events that raised substantial doubt about our ability to continue as a going concern. In addition, given the Company’s historical reliance upon debt and equity financing, management will continue to evaluate our funding needs against operating performance and strategic initiatives.

As of the first quarter of 2026, based on current operating plans, the subsequent receipt of financing proceeds (as further described under “Sources of Liquidity”), its existing unrestricted cash, cash equivalents, and marketable securities management now believes that the Company has sufficient resources to meet the Company’s anticipated operating needs for the next twelve months from the issuance of the financial statements. Accordingly, management has concluded that the substantial doubt that was raised in the past about the Company’s ability to continue as a going concern has been alleviated.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(32,025)	$(16,080)
Net cash provided by (used in) investing activities	17,996	(25,325)
Net cash provided by financing activities	3,407	6,119
Net decrease in cash, cash equivalents and restricted cash	$(10,622)	$(35,286)

Net cash used in operating activities

Net cash used in operating activities was $32.0 million for the three months ended March 31, 2026, and consisted of a net loss of $32.3 million and a net change in operating assets and liabilities of $2.7 million (most notably increases in accounts receivable of $3.0 million, inventory of $1.3 million, and accrued expenses and other liabilities of $3.0 million), partially offset by a $2.3 million increase of stock-based compensation, and a $0.7 million increase related to depreciation/amortization and other non-cash items.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $18.0 million for the three months ended March 31, 2026, and consisted of $23.3 million in proceeds from the sale of marketable securities, partially offset by $4.0 million in purchases of marketable securities and $1.1 million related to the acquisition of U.S. commercialization assets from Ascensia.

Net cash used in investing activities was $25.3 million for the three months ended March 31, 2025, and consisted of $24.9 million in purchases of marketable securities and $0.4 million of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2026, and primarily consisted of $3.5 million in proceeds from the issuance of common stock and $0.1 million of proceeds from the exercise of stock options, RSUs, and ESPP issuances, partially offset by $0.2 million of taxes paid related to net share settlement of equity awards.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents were challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, TikTok Inc., (the “TikTok IPR”) and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the TikTok IPR as well as our own joint independent, similar Inter Partes Review (the “Senseonics IPR”) petitions challenging these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Reviews. On June 5, 2025, prior to the imminent TikTok IPR final hearings, the Acting Director of the U.S. Patent and Trademark Office ordered a sua sponte review by the Acting Director of whether the TikTok IPR could proceed based on certain novel issues relating to TikTok’s Chinese ownership status. On January 23, 2026, the Director of the U.S. Patent and Trademark Office issued and order stating that, in view of a recent order by the Patent Trial and Appeal Board and TikTok Inc.’s announced Joint Venture (and the referenced ownership attributes thereof), the parties were authorized to file an additional brief addressing whether the evidence Cellspin Soft, Inc. submitted is sufficient to put TikTok Inc.’s real party in interest identification into dispute, and what effect, if any, the announced Joint Venture has on the TikTok IPR proceedings. TikTok, Inc. and Cellspin Soft, Inc. filed additional briefs on February 2, 2026. On March 30, 2026, the Director of the U.S. Patent and Trademark Office issued an order vacating the Board’s decisions granting institution of the TikTok IPR and denied the TikTok IPR petitions. The Director also vacated the Board’s order joining the Senseonics IPR to the TikTok IPR, and ordered the Board to determine whether the Senseonics IPR should be instituted on their own. On April 15, 2026, the Board granted institution of the Senseonics IPR on all three patents involved in the district court litigation. The Board further ordered that a final hearing will be held on June 30, 2026 on the Senseonics IPR. On April 20, 2026, Cellspin requested rehearing of the Board’s April 15, 2026 institution decisions. On April 28, 2026, the Board denied Cellspin’s requests for rehearing. Should any asserted claim in the three patents survive the invalidity challenge in the Senseonics Inter Partes Review proceedings, the Company intends to vigorously defend the lawsuit. The proceedings in the Eastern District of Texas remain stayed pending resolution of the Senseonics IPR.

Except as described above, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A: Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes from our risk factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026, except for the following:

Risks Relating to our Business and our Industry

The consummation of the European Asset Purchases is subject to conditions that may not be satisfied, and delays or failures in completing the European Closings could adversely affect our business, financial condition and results of operations.

On March 12, 2026, we entered into the Local Purchase Agreements with Ascensia, pursuant to which we agreed to acquire certain commercial assets and assume certain related liabilities in Italy, Germany, Spain and Sweden. The closing of each of the European Asset Purchases is subject to the satisfaction or waiver of customary closing conditions, including the obtaining of certain regulatory clearances, consents or non-objection with respect to the transfer of tender contracts and the completion of certain required labor and employment processes. There can be no assurance that these conditions will be satisfied or waived in a timely manner, or at all. Potential delays in consummating the European Closings could result in increased execution costs, diversion of management attention and resources, and prolonged reliance on Ascensia for transition services under the Transition Services Agreement, which could increase our operating expenses. In addition, the assumption of direct commercial responsibility for Eversense in the European Territories involves significant operational risks, including potential disruptions in relationships with employees, patients, prescribers, distributors or regulatory authorities. We will be required to establish or expand local operations, hire or retain qualified personnel, and comply with local regulatory requirements in each of the European Territories. If we are unable to successfully complete the European Asset Purchases or effectively manage the transition of commercial operations, our ability to generate revenue in the European Territories could be materially adversely affected, and we may incur significant costs that could harm our financial condition and results of operations.

Risks Related to our Financial Results and Need for Financing

Future borrowings under the Second Amendment to our Amended Loan and Security Agreement with Hercules Capital, Inc. are subject to conditions that may not be satisfied, and we may not have access to the full amount of the facility.

On May 1, 2026, we entered into the Second Amendment to our Amended Loan and Security Agreement with Hercules (the “Second Amendment”), which increased the total loan potential borrowings under the agreement from $100.0 million to $140.0 million. As of the date of this report, we have drawn an aggregate of $55 million of borrowings under the Hercules facility. However, future borrowings under the agreement are subject to the satisfaction of certain terms and conditions and, with respect to the final $60.0 million, the approval of Hercules’s investment committee. There can be no assurance that such conditions to funding will be satisfied. If we are unable to access the full amount of the facility, we may not have sufficient liquidity to fund our operations and may need to seek additional financing on terms that may be less favorable, or we may not be able to obtain additional financing at all.

Our increased indebtedness under the amended Hercules facility may adversely affect our financial condition, and we may not be able to maintain compliance with the financial covenants contained therein.

As a result of the Second Amendment, we have the potential to incur significantly greater indebtedness under the amended Hercules facility. Increased indebtedness could, among other things, increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate, and place us at a competitive disadvantage compared to our competitors that have less debt. In addition, we will be required to comply with financial and other covenants in the amended facility and our ability to comply with these covenants will depend on our future operating performance, which is subject to prevailing economic conditions and other factors, many of which are beyond our control. If we fail to comply with these covenants, we could be in default under the facility, which could result in the acceleration of all outstanding indebtedness thereunder and materially adversely affect our financial condition and ability to continue as a going concern.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities.

ITEM 6: Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document

2.1*#	First Amendment to Master Asset Purchase Agreement, dated March 12, 2026, by and among the Company, the Subsidiary and Ascensia Diabetes Care Holdings AG.

2.2*#	Local Asset Purchase Agreement, dated as of March 12, 2026, by and among Senseonics Sweden AB, Ascensia Diabetes Care Holdings AG and Ascensia Diabetes Care Sweden AB.

2.3*#	Business Transfer Agreement, dated as of March 12, 2026, by and among Senseonics Spain S.L.U. and Ascensia Diabetes Care Spain, S.L.U.

2.4*#	Local Asset Purchase Agreement, dated as of March 12, 2026, by and among the Company, Senseonics Deutschland GmbH, Ascensia Diabetes Care Holdings AG and Ascensia Diabetes Care Deutschland GmbH.

2.5*#	Local Asset Purchase Agreement, dated as of March 12, 2026, by and among the Company, Senseonics Italy S.r.l. and Ascensia Diabetes Care Holdings AG.

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

10.2*#	Transition Services Agreement, dated as of March 12, 2026, by and among Senseonics, Incorporated, Ascensia Diabetes Care Holdings AG and the European Ascensia Affiliates.

10.3*#	First Amendment to Amended and Restated Collaboration and Commercialization Agreement, dated as of March 12, 2026, by and between Senseonics, Incorporated and Ascensia Diabetes Care Holdings AG.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

SENSEONICS HOLDINGS, INC.

Date: May 7, 2026	By:	/s/Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)