Form 10-Q
period 2026-06-30
Senseonics Holdings, Inc.
filed 2026-08-06
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

There were 52,874,053 shares of common stock, par value $0.001, outstanding as of July 31, 2026.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$44,753	$40,234
Restricted cash	315	315
Short term investments, net	97,906	53,796
Accounts receivable, net	9,137	6,807
Accounts receivable, net - related parties	1,132	5,312
Inventory, net	8,458	6,703
Prepaid expenses and other current assets	4,755	4,366
Total current assets	166,456	117,533

Deposits and other assets	6,059	4,536
Property, equipment and intangible assets, net	4,320	4,200
Total assets	$176,835	$126,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,824	$4,059
Accrued expenses and other current liabilities	16,032	15,091
Accrued expenses and other current liabilities, related parties	3,823	5,198
Total current liabilities	24,679	24,348

Long-term debt and notes payables, net	55,808	35,586
Non-current operating lease liabilities	6,035	5,289
Total liabilities	86,522	65,223

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 140,000,000 and 70,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 52,864,750 shares and 41,265,778 shares issued and outstanding as of June 30, 2026 and December 31, 2025	53	41
Additional paid-in capital	1,176,339	1,077,923
Accumulated other comprehensive income	(54)	69
Accumulated deficit	(1,086,025)	(1,016,987)
Total stockholders’ equity	90,313	61,046
Total liabilities and stockholders’ equity	$176,835	$126,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue, net	$12,675	$3,223	$22,016	$5,033
Revenue, net - related parties	1,808	3,426	4,178	7,873
Total revenue	14,483	6,649	26,194	12,906
Cost of sales	5,924	3,528	10,695	8,280
Gross profit	8,559	3,121	15,499	4,626

Expenses:
Research and development expenses	11,639	7,715	20,250	15,014
Selling, general and administrative expenses	32,908	9,729	63,083	17,423
Operating loss	(35,988)	(14,323)	(67,834)	(27,811)
Other income (expense), net:
Interest income	1,032	973	1,774	1,648
Interest expense	(1,600)	(1,145)	(2,792)	(2,574)
Other expense	(149)	(6)	(186)	(23)
Total other income (expense), net	(717)	(178)	(1,204)	(949)

Net Loss	(36,705)	(14,501)	(69,038)	(28,760)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(62)	26	(123)	23
Other comprehensive (loss) gain	(62)	26	(123)	23
Total comprehensive loss	$(36,767)	$(14,475)	$(69,161)	$(28,737)

Basic net loss per common share	$(0.63)	$(0.36)	$(1.33)	$(0.75)
Basic weighted-average shares outstanding	57,842,713	40,668,245	51,910,006	38,319,113

Diluted net loss per common share	$(0.63)	$(0.36)	$(1.33)	$(0.75)
Diluted weighted-average shares outstanding	57,842,713	40,668,245	51,910,006	38,319,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

				Accumulated			Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity	Preferred Stock Temporary Equity
Three months ended June 30, 2025:
Balance, March 31, 2025	32,710	$33	$997,300	$(3)	$(962,133)	$35,197	$—
Issuance of common stock, net of issuance costs	7,777	8	72,262	—	—	72,270	—
Issued common stock for vested RSUs and ESPP purchase	348	—	7	—	—	7	—
Stock-based compensation expense	—	—	2,893	—	—	2,893	—
Shares withheld related to net share settlement of equity awards	(107)	—	(1,172)	—	—	(1,172)	—
Net loss	—	—	—	—	(14,501)	(14,501)	—
Other comprehensive loss	—	—	—	26	—	26	—
Balance, June 30, 2025	40,728	$41	$1,071,290	$23	$(976,634)	$94,720	$—

Six months ended June 30, 2025:
Balance, December 31, 2024	29,767	$30	$931,289	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	1,518	2	37,654	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	9,188	9	98,717	—	—	98,726	—
Issued common stock for vested RSUs and ESPP purchases	362	—	69	—	—	69	—
Stock-based compensation expense	—	—	4,733	—	—	4,733	—
Shares withheld related to net share settlement of equity awards	(107)	—	(1,172)	—	—	(1,172)	—
Net loss	—	—	—	—	(28,760)	(28,760)	—
Other comprehensive income, net of tax	—	—	—	23	—	23	—
Balance, June 30, 2025	40,728	$41	$1,071,290	$23	$(976,634)	$94,720	$—

Three months ended June 30, 2026:
Balance, March 31, 2026	41,795	$42	$1,083,605	$8	$(1,049,320)	$34,335	$—
Issuance of common stock, net of issuance costs	10,817	11	49,985	—	—	49,996	—
Issuance of warrants, net of issuance costs	431	—	40,313	—	—	40,313	—
Stock-based compensation expense	—	—	3,569	—	—	3,569	—
Shares withheld related to net share settlement of equity awards	(178)	—	(1,133)	—	—	(1,133)	—
Net loss	—	—	—	—	(36,705)	(36,705)	—
Other comprehensive gain	—	—	—	(62)	—	(62)	—
Balance, June 30, 2026	52,865	$53	$1,176,339	$(54)	$(1,086,025)	$90,313	$—

Six months ended June 30, 2026:
Balance, December 31, 2025	41,263	$41	$1,077,923	$69	$(1,016,987)	$61,046	$—
Issuance of common stock, net of issuance costs	11,295	11	53,478	—	—	53,489	—
Issuance of warrants, net of issuance costs	—	—	40,313	—	—	40,313	—
Issued common stock for vested RSUs, ESPP purchases and stock option exercises	504	1	63	—	—	64	—
Stock-based compensation expense	—	—	5,845	—	—	5,845	—
Shares withheld related to net share settlement of equity awards	(197)	—	(1,283)	—	—	(1,283)	—
Net loss	—	—	—	—	(69,038)	(69,038)	—
Other comprehensive loss	—	—	—	(123)	—	(123)	—
Balance, June 30, 2026	52,865	$53	$1,176,339	$(54)	$(1,086,025)	$90,313	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(69,038)	$(28,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,093	754
Non-cash interest expense (debt discount and deferred costs)	742	787
Net amortization of premiums and accretion of discounts on marketable securities	(498)	(473)
Stock-based compensation expense	5,845	4,733
Provision for inventory obsolescence and losses	(349)	154
Allowance for credit losses	1,033	480
Other	31	—
Changes in assets and liabilities:
Accounts receivable	817	650
Prepaid expenses and other current assets	125	829
Inventory	(1,318)	(446)
Deposits and other assets	(142)	13
Accounts payable	641	(571)
Accrued expenses and other liabilities	(525)	(2,532)
Accrued interest	155	(501)
Payments on lease liabilities	(775)	(464)
Net cash used in operating activities	(62,163)	(25,347)
Cash flows from investing activities
Capital expenditures	(328)	(558)
Purchase of marketable securities	(98,427)	(94,398)
Proceeds from sale and maturity of marketable securities	54,660	—
Cash paid in connection with asset acquisition	(1,285)	—
Net cash used in investing activities	(45,380)	(94,956)
Cash flows from financing activities
Proceeds from issuance of common stock, net	53,489	98,726
Proceeds from exercise of stock options, RSUs, and ESPP issuances, net	64	69
Proceeds from issuance of Loan and Security Agreement, net	19,800	—
Taxes paid related to net share settlement of equity awards	(1,283)	(1,172)
Proceeds from issuance of warrants, net	39,992	—
Repayment of 2025 Notes	—	(20,399)
Net cash provided by financing activities	112,062	77,224
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,519	(43,079)
Cash, cash equivalents, and restricted cash at beginning of period	40,549	74,912
Cash, cash equivalents, and restricted cash at end of period	$45,068	$31,833

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,050	$2,287
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	179	54
Issuance of common stock upon conversion of preferred shares	—	30,372
Issuance of warrants for loan amendment	321	—
Lease liabilities arising from obtaining right-of-use assets	7,276	—

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

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996, and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively. In connection with the transition of commercialization activities in Italy, Germany, Spain and Sweden (the “European Territories”), the Company established wholly owned subsidiaries in the European Territories in late 2025 and early 2026 to support local commercial operations and distribution activities. Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its consolidated variable interest entities (“VIEs”) are hereinafter collectively referred to as the “Company”, unless otherwise indicated or the context otherwise requires.

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

Charter Amendment

At the Company’s 2026 Annual Meeting of Stockholders held on May 20, 2026, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 70,000,000 shares to 140,000,000 shares, which amendment was filed with the Secretary of State of the State of Delaware and became effective on May 20, 2026.

2.Liquidity and Capital Resources

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of its implantable continuous glucose monitoring systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), continue the development of its products and product upgrades, and to obtain necessary regulatory approvals or certifications for the sale of those products. These activities including the costs associated with our plans to transition the commercial activities back to the Company (as further described in Note 4) will require significant uses of working capital through 2026 and beyond. The Company generated total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the six months ended June 30, 2026, the Company had a net loss of ($69.0) million and an accumulated deficit of $1.1 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of June 30, 2026, the Company had unrestricted cash, cash equivalents and marketable securities of $142.7 million.

Several actions have been taken by the Company with regards to liquidity and to manage our cash flows for the year ended December 31, 2025, and the six months ended June 30, 2026. These actions included, but were not limited to, the completion of multiple equity financing transactions during 2025 and 2026.

On May 4, 2026, the Company completed an underwritten public offering (the “Public Offering”) of 8,000,000 shares of its common stock at a public offering price of $5.00 per share and, in lieu of common stock, pre-funded warrants to purchase 8,000,000 shares of common stock at a purchase price of $4.999 per pre-funded warrant share. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. As a result, the total gross proceeds to the Company from the offering were approximately $92.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $86.0 million, after deducting underwriting discounts and commissions and offering expenses. The Public Offering is further described in Note 13.

On May 1, 2026, the Company entered into a Second Amendment to its Loan and Security Agreement with Hercules Capital, Inc. (the “Amended Loan Agreement”), pursuant to which the lenders agreed to make available to the Company up to $140.0 million in senior secured term loans. The facility consists of (i) an initial term loan of $35.0 million, which was previously funded, (ii) an additional term loan of $10.0 million (the “Tranche 2 Loan”), and (iii) additional tranches of term loans in the amounts of up to $10.0 million, $10.0 million, $15.0 million and an uncommitted $60.0 million, respectively, subject to the satisfaction of specified conditions. The loans under the Amended Loan Agreement mature on September 3, 2029. The Second Amendment closed on May 6, 2026 (the “Amendment Closing Date”), and both the 2026 Tranche 2 Loan (as defined below) and 2026 Tranche 3A Loan (as defined below) were funded at closing for total gross proceeds of $20.0 million. The Amended Loan Agreement is further described in Note 12.

As of June 30, 2026, the Company has generated approximately $6.2 million in net proceeds from the sale of 892,380 shares under the Sales Agreement (as described in Note 13) during the six months ended June 30, 2026.

In 2025, the Company completed an underwritten public offering and private placement resulting in aggregate net proceeds of approximately $72.2 million and approximately $30.8 million in net proceeds received under the Equity Distribution Agreement (as described in Note 13) from March 2024 through March 2025.

Based on the Company's current cash position, cash flow forecasts, and the additional financial resources obtained through the actions described above, management believes that the Company's existing cash and cash equivalents, together with anticipated cash flows, will be sufficient to fund its operations and meet its obligations as they become due for at least the next twelve months from the date these condensed consolidated financial statements are issued. In addition, given the Company's historical reliance upon debt and equity financing, management will continue to evaluate our funding needs against operating performance and strategic initiatives.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited condensed consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at June 30, 2026, and December 31, 2025, results of operations, comprehensive loss, and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026. The interim results for June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods.

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

In accordance with relevant accounting guidance, the Eon Care PCs have been determined to be VIEs of the Company, as the Company is the primary beneficiary with the ability, through the Administrative Agreement to direct the activities (excluding clinical activities) that most significantly affect the Eon Care PCs financial performance and have the obligation to absorb losses of, or the right to receive benefits from, the Eon Care PCs that could potentially be significant to it. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. Our variable interest entities’ assets, liabilities, and results of operations were not material to our consolidated financial results.

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

4.Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to strategic fulfillment partners and through its consignment network in the United States, as well as to Ascensia Diabetes Care Holdings AG (“Ascensia”), third-party distributors and hospital systems outside the United States (each, a “Customer” and collectively “Customers”), who then resell the products to health care providers and patients. Effective January 1, 2026, in connection with the parties’ execution of a Master Asset Purchase Agreement on December 31, 2025 (the “Master Asset Purchase Agreement”), the Company reassumed primary commercialization responsibilities in the United States and began marketing and distributing Eversense products through its own sales force and strategic fulfillment partner network. In March 2026, the Company executed separate European local asset purchase agreements for Italy, Germany, Spain, and Sweden and in the second quarter assumed primary commercialization responsibilities in Spain and Sweden and initiated the transitions in Italy and Germany. Ascensia continues to support some commercialization activities in Italy and Germany, which are targeted to substantially conclude in the third quarter of 2026.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$12,572	86.8%	$21,902	83.6%
Outside of the United States	1,911	13.2	4,292	16.4
Total	$14,483	100.0%	$26,194	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$4,946	74.4%	$9,441	73.2%
Outside of the United States	1,703	25.6	3,465	26.8
Total	$6,649	100.0%	$12,906	100.0%

Contract Assets

Contract assets consist of unbilled receivables from Customers and are recorded at net realizable value. Included in accounts receivable, net as of June 30, 2026 and December 31, 2025 are unbilled accounts receivable of less than $3.1 million and $2.1 million, respectively, which are related to the timing of billings. Included in accounts receivable – related parties, net are unbilled accounts receivable of $0.2 million and $2.0 million for the periods ended June 30, 2026 and December 31, 2025, respectively, which are related to revenue share variable consideration from the

Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

A significant portion of the Company’s revenue is derived from one Customer, Ascensia. For the three months ended June 30, 2026 and 2025, sales to Ascensia accounted for 12.5% and 52.0% of total revenue, respectively.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the three months ended June 30, 2026 and 2025, sales under consignment arrangements accounted for 57.7% and 40.9% of total revenue, respectively. During 2025, Ascensia earned commissions on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

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

As a result of the termination and modification of the arrangement, the Company reassessed its remaining performance obligations and adjusted related contract assets and contract liabilities in accordance with ASC 606. In connection with the termination, the Company accepted the return of certain unsold inventory previously held by Ascensia, reversed $0.4 million of revenue, and recorded the returned inventory at its estimated net realizable value as of December 31, 2025. In connection with the closings of the European Asset Purchases in June 2026, the Company similarly accepted the return of certain unsold inventory previously held by Ascensia in the European Territories, reversed $0.2 million of revenue, and recorded the returned inventory at its estimated net realizable value.

Additional information regarding the Master Asset Purchase Agreement and related transactions is included in Note 17 — Related Party Transactions.

5.Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 12,197,554 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below), the Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”) and the May 2026 Pre-Funded Warrants (as defined below) are included in the number of outstanding shares used for the computation of basic net loss per share for the three and six months ended June 30, 2026 and 2025. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(36,705)	$(14,501)	$(69,038)	$(28,760)
Basic weighted average common shares outstanding	57,842,713	40,668,245	51,910,006	38,319,113
Net loss per share:
Basic and diluted	$(0.63)	$(0.36)	$(1.33)	$(0.75)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based awards	6,223,245	2,898,425	6,223,245	2,898,425
Warrants	2,431,647	2,357,739	2,431,647	2,357,739
Total anti-dilutive shares outstanding	8,654,892	5,256,164	8,654,892	5,256,164

6.	Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$10,439	$6,610
Money market funds	34,314	33,624
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$45,068	$40,549

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$11,432	$8,067
Accounts receivable - related parties	1,132	5,312
Less: allowance for credit losses	(2,295)	(1,260)
Total accounts receivable, net	$10,269	$12,119

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$4,669	$2,580
Work-in-process	3,358	3,631
Raw materials	431	492
Total	$8,458	$6,703

The Company charged $0.1 million in cost of sales for the six months ended June 30, 2026 and $0.7 million in cost of sales for the year ended December 31, 2025 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Property and equipment
Machinery and laboratory equipment	$4,341	$3,904
Office furniture and equipment	617	611
Leasehold improvements	2,209	2,200
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,647)	(3,315)
Property, equipment and intangible assets, net	$4,320	$4,200

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$9,964	$—	$(11)	$9,953
Corporate debt securities	21,232	—	(25)	21,207
Government and agency securities	66,796	—	(50)	66,746
Total	$97,992	$—	$(86)	$97,906

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$6,396	$3	$—	$6,399
Corporate debt securities	12,452	18	—	12,470
Government and agency securities	34,879	48	—	34,927
Total	$53,727	$69	$—	$53,796

The following are the scheduled maturities as of June 30, 2026 (in thousands):

	Net	Fair
	Carrying Amount	Value
2026 (remaining six months)	$53,529	$53,504
2027	44,463	44,402
Total	$97,992	$97,906

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at June 30, 2026 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Contract manufacturing(1)	$2,378	$1,949
Clinical and Preclinical	590	883
Interest receivable	495	311
Sales and marketing	340	492
IT and software	150	310
Other	802	421
Total prepaid expenses and other current assets	$4,755	$4,366
(1)	Includes deposits to contract manufacturers for manufacturing process.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities (including related party amounts) consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$5,755	$5,271
Sales and marketing services	5,256	5,028
Research and development	2,475	2,705
Professional and administrative services	2,245	3,784
Patient access and incentive programs	1,864	—
Operating lease	975	496
Contract manufacturing	453	1,673
Other	832	1,332
Total accrued expenses and other current liabilities	$19,855	$20,289

10.	Leases

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

Operating lease expense was $0.8 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the lease assets and liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2026	2025
Assets
Operating lease ROU assets	Deposits and other assets	$5,841	$4,460
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$975	$496
Non-current operating lease liabilities	Non-current operating lease liabilities	6,035	5,289
Total operating lease liabilities		$7,010	$5,785

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of June 30, 2026 (in thousands):

2026 (remaining 6 months)	$847
2027	1,685
2028	1,649
2029	1,346
2030	1,148
Thereafter	2,763
Total	9,438
Less: Present value adjustment	(2,428)
Present value of lease liabilities	$7,010

The following table summarizes the weighted-average lease term and weighted-average discount rate as of June 30, 2026:

Remaining lease term (years)	2026
Operating leases	6.3
Discount rate
Operating leases	9.4%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2026, and for the twelve months ended December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of the period	$448	$406
Provision for warranties during the period	160	408
Settlements made during the period	(284)	(366)
Balance at end of the period	$324	$448

12.	Notes Payable, Preferred Stock and Stock Purchase Warrants

Term Loans

Loan and Security Agreement

On September 8, 2023 (the “Effective Date”), the Company entered into a loan agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. and its managed fund (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to Senseonics up to $50.0 million in senior secured term loans (the “Term Loan Facility”), consisting of (i) an initial term loan of $25.0 million (the “2025 Tranche 1 Loan”), which was funded on the Effective Date, (ii) $10.0 million, which was funded on January 2, 2024 upon meeting certain terms and conditions under the loan agreement, and (iii) $15.0 million which has not been drawn. On September 3, 2025 (the “2025 Effective

Date”), the Company entered into the Amended Loan and Security Agreement with the Lenders and Hercules. The Amended Loan and Security Agreement increased the total loan commitment under the facility from $50.0 million to $100.0 million (collectively, the “2025 Term Loans”). In the Amended Loan and Security Agreement, the undrawn loans increased from $15.0 million to $65.0 million divided into three tranches of up to $10.0 million (“2025 Tranche 2 Loan”), up to $20.0 million and up to $35.0 million, respectively, each of which will become available to Senseonics upon Senseonics’ satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement. The loans under the Amended Loan and Security Agreement mature on September 3, 2029 (the “Maturity Date”).

On May 1, 2026, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Lenders and Hercules, which further amended the Amended Loan and Security Agreement. Pursuant to the Second Amendment, the Lenders agreed to make available to the Company up to $140.0 million in senior secured term loans, consisting of (i) the initial term loan of $35.0 million, which was previously funded, (ii) a term loan of $10.0 million (the “2026 Tranche 2 Loan”) funded at the closing of the Second Amendment, (iii) four additional tranches of term loans in the amounts of up to $10.0 million (the “2026 Tranche 3A Loan”), $10.0 million (the “2026 Tranche 3B Loan”), $15.0 million (the “2026 Tranche 4 Loan”) and an uncommitted $60.0 million (the “2026 Tranche 5 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Amended Loan Agreement. The loans under the Amended Loan Agreement continue to mature on September 3, 2029. The Second Amendment closed on May 6, 2026, and both the 2026 Tranche 2 Loan and 2026 Tranche 3A Loan were funded at closing for total gross proceeds of $20.0 million.

The loans under the Amended Loan Agreement, as modified by the Second Amendment, bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.40% and (ii) 9.90%. Borrowings are repayable in monthly interest-only payments through (a) October 1, 2028 and (b) if the Company satisfies the 2025 Tranche 3B Milestone (as defined in the Amended Loan Agreement), the Maturity Date. After the interest-only payment period, borrowings are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. iIn addition, a $100,000 facility fee and a $100,000 amendment fee were payable on the Amendment Closing Date and the Company will pay additional facility fees in the amount of 0.50% of any drawn 2026 Tranche 3B Loan, or in the amount of 1.00% of any drawn 2026 Tranche 4 Loan or 2026 Tranche 5 Loan.

At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings under the Amended Loan and Security Agreement, subject to a prepayment fee equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurs within one year of the Amendment Closing Date, 2.0% of the principal amount being prepaid if the prepayment occurs during the second year following the Amendment Closing Date, and (c) 1.0% of the principal amount being prepaid if the prepayment occurs more than two years after the Amendment Closing Date and prior to the Maturity Date. The Amended Loan and Security Agreement also provides for an end of term fee in an amount equal to 6.45% of the aggregate principal advances of the 2025 Term Loans, the 2026 Tranche 2 Loan, and the 2026 Tranche 3A loan which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date the Company prepays the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. The existing end of term fees under the 2025 Tranche 1 Loan and 2025 Tranche 2 Loan remain payable on September 1, 2027 (the original maturity date). The end of term fees are accreted to interest expense over the term of the loans.

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

In addition, the Amended Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Amended Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of June 30, 2026.

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 41,619 shares of the Company’s common stock at an exercise price of $12.01 per share (the “Tranche 1 Warrant Shares”). For the Tranche 2 Loan the Company issued additional warrants to the Lenders (collectively, the “Tranche 2 Warrants”) to acquire an aggregate of 17,395 shares at an exercise price of $11.50 per share (the “Tranche 2 Warrant Shares”). On the 2025 Effective Date, the exercise price of all outstanding warrants was reduced to $9.09 per share (the “Amended Exercise Price”). The Tranche 1 Warrant Shares and Tranche 2 Warrant Shares may be exercised through the earlier of (i) the seventh anniversary of the initial issuance date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Tranche 1 Warrant Shares and Tranche 2 Warrant Shares for which the Tranche 1 Warrants and Tranche 2 Warrants are exercisable, and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan. The Company estimated the fair value of the Tranche 2 Warrants as of the grant date to be $0.1 million and classified the full amount in equity. As a result of the Amended Exercise Price, the value of all outstanding warrants was reduced by $0.2 million. The value of the warrants is amortized as additional interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

In connection with the funding of the 2026 Tranche 2 Loan and the 2026 Tranche 3A Loan under the Second Amendment to the Loan and Security Agreement, the Company issued warrants to purchase an aggregate of 79,732 shares of common stock at an exercise price of $5.0167 per share (the “2026 Warrants”). The 2026 Warrants have a term of seven years from the date of issuance and are exercisable immediately. The Company estimated the fair value of the 2026 Warrants at approximately $0.3 million, which was classified in equity. Consistent with the previous loan tranches under the Loan and Security Agreement, the value of the warrants is amortized as additional interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

In connection with Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the loan. The Company incurred additional debt discounts of $0.2 million under the Amended Loan and Security Agreement and further incurred debt discounts of $0.5 million under the Second Amendment. The Company evaluated Amended Loan and Security Agreement in accordance with ASC 470-50, Debt, and determined that the amendment resulted in a debt modification. Therefore, no loss on debt extinguishment was recognized. The unamortized debt issuance costs and debt discounts are amortized over the revised term of the loan using an effective interest rate of 13.8%.

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

The following carrying amounts are outstanding under the Company’s notes payable as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	55,000	948	(140)	55,808

	December 31, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	753	(167)	35,586

(1)	Includes accretion of end of term fees payable at maturity.

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Six Months Ended June 30, 2026
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
Amended Loan and Security Agreement	9.90%	2,050	716	26	2,792
Total		2,050	716	26	2,792

	Six Months Ended June 30, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	4	305
Loan and Security Agreement	9.90%	1,742	479	48	2,269
Total		1,787	735	52	2,574

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of June 30, 2026 (in thousands):

2027	$2,433
2028	13,232
2029	45,315
Total	$60,980

13.	Stockholders’ Equity

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

On April 30, 2026, the Company entered into an underwriting agreement (the “April 2026 Underwriting Agreement”) with TD Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell an aggregate of 8,000,000 shares of Common Stock and 8,000,000 pre-funded warrants, each representing the right to purchase one share of Common Stock at an exercise price of $0.001 per share (the “May 2026 Pre-Funded Warrants”), at a price to the public of $5.00 per share (or $4.999 per May 2026 Pre-Funded Warrant) (the “May 2026 Offering”). Under the terms of the April 2026 Underwriting Agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,400,000 shares of Common Stock. The May 2026 Offering closed on May 4, 2026, and the underwriters exercised in full their option to purchase 2,400,000 additional shares of Common Stock. In the aggregate, the Company sold 10,400,000 shares of Common Stock and 8,000,000 May 2026 Pre-Funded Warrants, with aggregate gross proceeds to the Company of approximately $92.0 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds to the Company were approximately $86.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

ATM Offerings

On August 6, 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering, or ATM offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the six months ended June 30, 2026, the Company received approximately $6.2 million in proceeds from the sale of 892,380 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

Stock Purchase Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2026 (in thousands). This table does not include the PHC Exchange Warrant (as defined below) or the PHC Purchase Warrant (as defined and described below). Such warrants are pre-funded and excluded from the table due to their nominal exercise price of $0.02 per warrant share.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2025	2,357,747	$7.00 to 77.20	$7.40
Granted	79,732	5.0167	5.0167
Exercised	—	—	—
Expired	(5,832)	—	—
Outstanding and Exercisable, June 30, 2026	2,431,647	$5.0167 to $47.60	$7.16

Weighted Average Remaining Life, June 30, 2026 (years)	3.93

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

On May 6, 2026, we executed the Second Amendment to the Amended Loan and Security Agreement with several lenders and issued the 2026 Warrants to acquire an aggregate of 79,732 shares of common stock at an initial exercise price of $5.0167 per share. The 2026 Warrants may be exercised through the earlier of (i) May 6, 2033 and (ii) the consummation of certain acquisition transactions involving the company, as set forth in the warrant agreement.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. In May 2026, the 2015 Plan was superseded by the 2026 Plan; no new awards will be granted under the existing plan, outstanding awards will remain in effect under its terms, and the plan's unallocated shares rolled into the 2026 Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 500,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics who assist with the commercialization of Eversense. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. In May 2026, the Commercial Equity Plan was superseded by the 2026 Plan; no new awards will be granted under the existing plan, outstanding awards will remain in effect under its terms, and the plan's unallocated shares rolled into the 2026 Plan.

2026 Plan

In May 2026, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2026 Plan, , pursuant to which the Company reserved 1,724,076 shares of common stock for issuance, under which incentive stock options, non-qualified stock options and restricted stock units may be granted to the Company’s employees and certain other persons, such as officers and directors, in accordance with the 2026 Plan provisions. The Company’s Board of Directors may terminate the 2026 Plan at any time. Options granted under the 2026 Plan expire ten years after the date of grant. As of June 30, 2026, 577,536 shares remained available for grant under the 2026 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 90,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of June 30, 2026, 30,044 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 40,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Company’s Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of June 30, 2026, there were 1,806,922 shares of common stock available for issuance under the 2016 ESPP.

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$34,314	34,314	—	—
Short Term Investments
Commercial paper (>3 months)	$9,953	—	9,953	—
Corporate debt securities	21,207	—	21,207	—
Government and agency securities (>3 months)	64,764	64,764	—	—
Foreign corporate/sovereign debt securities	1,982	—	1,982	—

	December 31, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$33,624	33,624	—	—
Short Term Investments
Commercial paper (>3 months)	$6,399	$—	6,399	—
Corporate debt securities	12,470	—	12,470	—
Government and agency securities (>3 months)	34,927	34,927	—	—
(1)	Classified as cash and cash equivalents due to their short-term maturity.

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2026 or 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at June 30, 2026 and December 31, 2025.

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

Revenue from Ascensia during the six months ended June 30, 2026 and 2025 was $4.2 million and $7.9 million, respectively. Ascensia earned commissions of $2.6 million on sales made through our consignment channel during the six months ended June 30, 2025. No such commissions were incurred during the six months ended June 30, 2026 following the transition of U.S. commercialization activities to the Company.

The amount due from Ascensia as of June 30, 2026 and December 31, 2025 was $1.1 million and $5.3 million, respectively. The amount due to Ascensia as of June 30, 2026 and December 31, 2025 was $4.2 million (including $0.4 million in accounts payable) and $5.2 million, respectively.

As discussed in Note 4, on September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transition of commercial operations for Eversense from Ascensia back to the Company. On December 31, 2025, the parties executed a Master Asset Purchase Agreement, pursuant to which the Company acquired certain U.S. commercial assets and assumed certain related liabilities, with the initial closing on January 1, 2026. In connection with the Master Asset Purchase Agreement, the parties entered into an A&R Commercialization Agreement, which terminated Ascensia’s rights to market Eversense products in the United States and modified Ascensia’s commercialization rights in the European Territories. The parties are cooperating during a defined transition period to ensure continuity of supply, customer support, and patient access. In connection with this transition, the Company hired certain sales and support personnel previously engaged by the counterparty.

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

As contemplated by the Master Asset Purchase Agreement, on March 12, 2026, the parties entered into separate local asset purchase agreements (the “Local Purchase Agreements”) covering the European Territories, pursuant to which the Company agreed to acquire certain additional commercial assets (the “European Purchased Assets”) and assume certain related liabilities (the “European Assumed Liabilities” and together with the European Purchased Assets, the “European Asset Purchases”) in those territories. The closings of these transactions (the “European Closings”) occurred in early June 2026. Ascensia continues to provide transition services to support certain commercialization activities in Italy and Germany. In connection with the European Closings, the Company accepted the return of certain unsold inventory previously held by Ascensia, reversed $0.2 million of revenue, and recorded the returned inventory at its estimated net realizable value.

In connection with the Local Purchase Agreements, the parties also entered into a Transition Services Agreement (the “Transition Services Agreement”) under which Ascensia will provide certain operational and administrative support services in the European Territories during the transition period, including support in the areas of logistics and ordering, payment and collections, claims processing, IT and systems migration, personnel support, finance and operations support, regulatory compliance, and other agreed services, for which the Company will pay certain costs and service fees. The Company incurred approximately $8.7 million of costs under the Transition Services Agreement during the six months ended June 30, 2026, which were primarily recorded in selling, general and administrative expenses.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$14,483	$6,649	$26,194	$12,906
Less:
Cost of sales	5,924	3,528	10,695	8,280
Sales and marketing expenses	21,245	2,800	40,974	4,542
Research and development expenses	11,639	7,715	20,250	15,014
General and administrative expenses	11,663	6,929	22,109	12,881
Other Segment Items(1)	717	178	1,204	949
Net Loss	$(36,705)	$(14,501)	$(69,038)	$(28,760)
(1)	Other segment items include interest income, interest expense, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19.Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. As described in more detail below, in August 2020, we entered into a collaboration and commercialization agreement (“Existing Commercialization Agreement”), with Ascensia Diabetes Care Holdings AG (“Ascensia”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE Mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Italy, Germany, Spain and Sweden (the “European Territories”) during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024. In January 2026, we took over full commercial responsibility for Eversense 365 in the United States and began marketing and distributing the product with our own sales force. In January 2026, we also obtained CE Mark approval for Eversense 365 and are currently in the process of launching Eversense 365 in the European Territories.

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement formalizing this transfer, closed these transations in the U.S. on January 1, 2026, and entered into A&R Commercialization Agreement, which terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, we are entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. As contemplated by the Master Asset Purchase Agreement, on March 12, 2026 we entered into local asset purchase agreements to facilitate the transition of Ascensia’s commercialization activities in the European Territories. The Company and Ascensia also entered into a Transition Services Agreement, under which the Company paid Ascensia for certain support and administrative services in Europe during 2026. The European transactions closed in early June 2026. Ascensia continues to provide certain transition support services, particularly related to Italy and Germany to facilitate an orderly transition of the commercialization activities in those markets following the closings.

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense Sensor Pack containing the sensor, insertion tool, and adhesive patches, the Eversense Smart Transmitter Pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

In the United States, we sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. In Europe, we sell primarily to hospital networks under tender agreements and through distributors, who resell the Eversense systems to hospitals. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0048T) of an implantable interstitial glucose sensor, which describes our Eversense Systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated bundled payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. The Physician Fee Schedule was updated with similar pricing for 2026. We have been working with payors that previously supported Eversense to transition their policies to Eversense 365 and the majority of these eligible payors have now completed that transition.

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

We continue to expand commercialization of the Eversense brand and are focused on driving awareness of our CGM system among people with diabetes and their healthcare providers. Effective January 1, 2026, U.S. commercialization activities were returned to us. In March 2026, we executed separate European local asset purchase agreements for Italy, Germany, Spain, and Sweden, and in the second quarter assumed primary commercialization responsibilities in Spain and Sweden and initiated the transitions in Italy and Germany. Ascensia continues to support some commercialization activities in Italy and Germany, which are targeted to substantially conclude in the third quarter of 2026. In both the United States and our overseas markets we will commercialize the products with direct sales forces and distribution systems that market and promote our various Eversense Systems and future generation products, including our Gemini and Freedom product variations. The Gemini product will allow for a 2-in-1 glucose monitoring system combining the functionality of CGM and flash glucose monitoring, in an implantable sensor with battery that may be utilized with a smart transmitter to get continuous glucose readings and alerts, or be utilized through a swipe over the sensor with a smartphone to get an on-demand glucose reading without a smart transmitter. Our Freedom product variation is being designed to include Bluetooth in the sensor, eliminating the on-body component.

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

The A&R Commercialization Agreement rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Ascensia agreed to continue to sell and market the Eversense product in the European Territories to support the orderly transition of the business pending the closing of the European Asset Purchases and to allow Senseonics to transfer its local tender contracts. These rights and obligations apply from January 1, 2026 until the later of (i) January 1, 2027, (ii) the transfer of all local tender contracts, or (iii) the wind down of certain other commercial activities. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, the Company is entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. Senseonics will pay for certain transition services, and certain other costs, to maintain and achieve the orderly transition of the commercial operations in the European Territories. The Company and Ascensia executed separate local asset purchase agreements in the European Territories on March 12, 2026, in connection with the European Asset Purchases. The closings of the European Asset Purchases occurred in early June 2026. In Italy and Germany, Ascensia continues to provide certain transition support services to facilitate the orderly transition of commercial operations in those markets.

Financial Overview

A significant portion of our product revenue has historically been generated from sales of the Eversense system and related components and supplies to Ascensia, through the Commercialization Agreement, who then resells the products to health care providers and patients. Effective January 1, 2026, in connection with the transition of U.S. commercialization activities to the Company, we began generating a greater portion of our product revenue through direct sales to strategic fulfillment partners and through our consignment network in the United States. In addition, following the closings of the European Asset Purchases in early June 2026, revenues are now derived from the sale of Eversense products in the European Territories directly, with Ascensia continuing to provide certain transition support services in Italy and Germany during a defined transition period.

Revenue from product sales to Ascensia is recognized at a point in time when Ascensia obtains control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Following the closings of the European Asset Purchases, our contract with Ascensia is winding down. Our contract with Ascensia contains performance obligations, mostly for the supply of goods, and are typically satisfied upon transfer of control of the product and does not include the right to return unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

The consideration we expect to receive includes estimates of variable consideration for which reserves are established that is primarily the result of variable consideration such as patient assistance program rebates, prompt-pay discounts, tier-volume price discounts and, prior to January 1, 2026, revenue share in connection with the Commercialization Agreement. Variable consideration, such as rebates and prompt-pay incentives, are treated as a reduction in revenue and variable considerations, such as revenue share, is treated as an addition in revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions. Variances in the consideration recognized is partially mitigated by minimum price provisions for certain purchases under the contract.

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

Concentration of Revenue and Customers

A significant portion of the Company’s revenue has historically been derived from one customer, Ascensia. For the three months ended June 30, 2026 and 2025, sales to Ascensia accounted for 12.5% and 52.0% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, sales to Ascensia accounted for 15.5% and 61.0% of total revenue, respectively.

A portion of the Company’s revenue is earned under consignment arrangements with healthcare providers. For the three months ended June 30, 2026 and 2025, sales under consignment arrangements accounted for 57.7% and 40.9% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, sales under consignment arrangements accounted for 47.2% and 32.5% of total revenue, respectively. During 2025, Ascensia earned commissions on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination and Modification of Commercialization Arrangements

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement and the A&R Commercialization Agreement, pursuant to which commercial activities in the United States transitioned back to the Company effective January 1, 2026 and the commercialization rights in the European Territories were modified to be non-exclusive. In connection with the Master Asset Purchase Agreement, the Company and Ascensia executed local asset purchase agreements in the European Territories on March 12, 2026, the closings of which occurred in early June 2026. The parties continue to cooperate through the transition period and Ascensia continues to provide transition services in Italy and Germany to ensure continuity of supply, customer support, and patient access. As a result of these transition activities, our revenues and results of operations will not be directly comparable to our historical revenues and results of operations for periods in which the Commercialization Agreement was in place.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$12,572	86.8%	$21,902	83.6%
Outside of the United States	1,911	13.2	4,292	16.4
Total	$14,483	100.0%	$26,194	100.0%

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$4,946	74.4%	$9,441	73.2%
Outside of the United States	1,703	25.6	3,465	26.8
Total	$6,649	100.0%	$12,906	100.0%

Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Period-to-
	2026	2025	Period Change

	(in thousands)
Revenue, net	$12,675	$3,223	$9,452
Revenue, net - related parties	1,808	3,426	(1,618)
Total revenue	14,483	6,649	7,834
Cost of sales	5,924	3,528	2,396
Gross profit	8,559	3,121	5,438

Expenses:
Research and development expenses	11,639	7,715	3,924
Selling, general and administrative expenses	32,908	9,729	23,179
Operating loss	(35,988)	(14,323)	(21,665)
Other income (expense), net:
Interest income	1,032	973	59
Interest expense	(1,600)	(1,145)	(455)
Other expense	(149)	(6)	(143)
Total other income (expense), net	(717)	(178)	(539)
Net Loss	$(36,705)	$(14,501)	$(22,204)

Total revenue

Our total revenue increased to $14.5 million for the three months ended June 30, 2026, compared to $6.6 million for the three months ended June 30, 2025, an increase of $7.9 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand. The increase in total revenue was further driven by the elimination of Ascensia revenue share amounts following the termination of Ascensia’s commercialization rights in the United States and the transition of commercialization activities in the European Territories to a non-exclusive arrangement.

Cost of sales and gross profit

Our cost of sales increased to $5.9 million for the three months ended June 30, 2026 compared to $3.5 million for the three months ended June 30, 2025, an increase of $2.4 million. Our gross profit increased to $8.6 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. Gross profit as a percentage of revenue, or gross margin, was 59.1% and 46.9% for the three months ended June 30, 2026, and June 30, 2025, respectively. The improvement in gross margin is largely driven by favorable margins on the 365-day product sales, higher consignment network sales with price favorability, the elimination of the Ascensia revenue share and consistent fixed manufacturing costs.

Research and development expenses

Research and development expenses were $11.6 million for the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025, an increase of $3.9 million. This increase was primarily driven by the ramp up of our Gemini pivotal study which adds an implantable battery to power the sensor, as well as higher salary, contract fabrication, and consulting costs in support of additional product development projects to progress our freedom product to eliminate the on-body transmitter component.

Selling, general and administrative expenses

Selling, general and administrative expenses were $32.9 million for the three months ended June 30, 2026, compared to $9.7 million for the three months ended June 30, 2025, representing an increase of $23.2 million. The increase consisted of an $11.0 million increase in salary and related costs, largely driven by a large increase in headcount due to the transition of commercialization of Eversense back to the Company, an increase of $8.9 million in selling and marketing costs, and a $3.3 million increase in general and administrative expenses, all of which were largely driven by re-assuming commercialization activities and newly assumed operational responsibilities related to the commercial integration.

Total other income (expense), net

Total other expense, net was ($0.7) million for the three months ended June 30, 2026, compared to other expense, net of ($0.2) million for three months ended June 30, 2025, an increase in other income (expense), net of $0.5 million. The change was primarily due to a $0.5 million increase in interest expense driven by increased borrowings under the Company's amended debt facility with Hercules and a $0.1 million increase in miscellaneous gains recorded in other expense, offset by a $0.1 million increase in interest income.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Period-to-
	2026	2025	Period Change

	(in thousands)		(in thousands)
Revenue, net	$22,016	$5,033	$16,983
Revenue, net - related parties	4,178	7,873	(3,695)
Total revenue	26,194	12,906	13,288
Cost of sales	10,695	8,280	2,415
Gross profit	15,499	4,626	10,873

Expenses:
Research and development expenses	20,250	15,014	5,236
Selling, general and administrative expenses	63,083	17,423	45,660
Operating loss	(67,834)	(27,811)	(40,023)
Other (expense) income, net:
Interest income	1,774	1,648	126
Interest expense	(2,792)	(2,574)	(218)
Other expense	(186)	(23)	(163)
Total other income (expense), net	(1,204)	(949)	(255)
Net Loss	$(69,038)	$(28,760)	$(40,278)

Total revenue

Our total revenue increased to $26.2 million for the six months ended June 30, 2026, compared to $12.9 million for the six months ended June 30, 2025, an increase of $13.3 million. This increase was primarily driven by sales growth in the US largely due to growth in the consignment program and 365-day product demand. The increase in total revenue was further driven by the elimination of Ascensia revenue share amounts following the termination of Ascensia’s commercialization rights in the United States and the transition of commercialization activities in the European Territories to a non-exclusive arrangement.

Cost of sales and gross profit

Our cost of sales increased to $10.7 million for the six months ended June 30, 2026 compared to $8.3 million for the six months ended June 30, 2025, an increase of $2.4 million. Our gross profit increased to $15.5 million for the six months ended June 30, 2026, compared to $4.6 million for the six months ended June 30, 2025. Gross profit as a percentage of revenue, or gross margin, was 59.2% and 35.8% for the six months ended June 30, 2026, and June 30, 2025, respectively. The improvement in gross margin is largely driven by favorable margins on the 365-day product sales, higher consignment network sales with price favorability, the elimination of the Ascensia revenue share and consistent fixed manufacturing costs.

Research and development expenses

Research and development expenses were $20.3 million for the six months ended June 30, 2026, compared to $15.0 million for the six months ended June 30, 2025, an increase of $5.3 million. This increase was primarily driven by the ramp up of our Gemini pivotal study driving efforts to eliminate the on-body transmitter component and additional product development projects, as well as higher salary, contract fabrication, and consulting costs in support of the Gemini pivotal study.

Selling, general and administrative expenses

Selling, general and administrative expenses were $63.1 million for the six months ended June 30, 2026, compared to $17.4 million for the six months ended June 30, 2025, representing an increase of $45.7 million. The increase consisted of a $20.2 million increase in salary and related costs, largely driven by a large increase in headcount due to the transition of commercialization of Eversense back to the Company, an increase of $18.4 million in selling and marketing costs, and a $7.1 million increase in general and administrative expenses, all of which were largely driven by re-assuming commercialization activities and newly assumed operational responsibilities related to the commercial integration.

Total other expense, net

Total other expense, net was ($1.2) million for the six months ended June 30, 2026, compared to other expense, net of ($0.9) million for six months ended June 30, 2025, an increase in other expense, net of $0.3 million. The change was primarily due to a $0.2 million increase in interest expense consistent with increased borrowings under the Company's amended debt facility with Hercules and a $0.2 million increase in in miscellaneous gains recorded in other expense, offset by a $0.1 million increase in other income, net.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company has devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the six months ended June 30, 2026, the Company had a net loss of $(69.0) million, and an accumulated deficit of $(1.1) billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of June 30, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $142.7 million.

In the recent years, we have taken a number of measures to strengthen our financial position, including but not limited to the following actions:

Equity Offerings

In August 2025, we entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August

6, 2025. During the twelve months ended December 31, 2025, we received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses. During the six months ended June 30, 2026, the Company received approximately $6.2 million in proceeds from the sale of 892,380 shares under the Sales Agreement, after deducting sales commissions and offering expenses. As of June 30, 2026, an aggregate of $90.8 million remained available for issuance under the Sales Agreement.

On April 30, 2026, we entered into an underwriting agreement with TD Cowen and Barclays Capital Inc., as representatives of the several underwriters named therein, for the sale of 8,000,000 shares of Common Stock and 8,000,000 pre-funded warrants, each representing the right to purchase one share of Common Stock at an exercise price of $0.001 per share (the “May 2026 Pre-Funded Warrants”), at a price to the public of $5.00 per share (or $4.999 per May Pre-Funded Warrant) (the “May 2026 Offering”). The May 2026 Offering closed on May 4, 2026, and the underwriters exercised in full their option to purchase 2,400,000 additional shares of Common Stock. In the aggregate, we sold 10,400,000 shares of Common Stock and 8,000,000 May 2026 Pre-Funded Warrants in the May 2026 Offering, generating aggregate gross proceeds of approximately $92.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The net proceeds to Senseonics were approximately $86.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered and sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-289306).

Indebtedness

Amended Loan and Security Agreement

On September 8, 2023, the Company entered into the Loan and Security Agreement with the Lenders and Hercules. The Company and Hercules have amended this agreement on two occasions, most recently on May 1, 2026 (as amended, the “Amended Loan and Security Agreement”). Under the Amended Loan and Security Agreement, the Lenders have agreed to make available to the Company the Term Loan Facility, providing for an aggregate of up to $140.0 million of loans. To date, Hercules and the Lenders have extended term loans to the Company in the aggregate amount of $55.0 million. The Amended Loan and Security Agreement provides for additional potential borrowings in the aggregate amount of up to $85 million, which may be extended in three tranches of up to $10.0 million, up to $15.0 million, and up to $60.0 million, respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement and, in the case of the $60 million tranche, the Lenders’ investment committee approval. The loans under the Amended Loan and Security Agreement mature on September 3, 2029. The Company received proceeds from the Tranche 2 Loan and an additional $10.0 million tranche (the “2026 Tranche 3A Loan”) upon the closing of the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) on May 6, 2026.

Convertible Notes

The 2025 Notes were repaid in full on January 15, 2025. See Note 12 in the accompanying notes to our consolidated financial statements included elsewhere in this 10-Q for further discussion of the 2025 Notes.

Funding Requirements and Outlook

Our ability to grow revenues and achieve profitability depends on the successful commercialization and adoption of our Eversense System by diabetes patients and healthcare providers, along with future product development and regulatory approvals. Successful completion of the transfer of commercial operations relating to Eversense from Ascensia back to the Company may provide opportunities to have greater influence on revenue generation and market adoption of Eversense. These activities, including our ongoing focus to grow Eversense awareness, initiatives to support patient access, and continued development of Eversense 365, will require significant uses of working capital through 2026 and beyond.

We believe that our transition to in-house commercialization of Eversense, including direct sales to distributors and through tenders, along with our growing consignment arrangements in the U.S. supported by our network of inserters, provide the operational foundation and financial resources necessary for the manufacturing and distribution of Eversense and continued product development. We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company's current operating plans into 2028. As part of our liquidity strategy, we will continue to monitor our capital structure and market conditions going forward and we may access the debt and equity or equity linked markets for additional funding if the opportunity arises to enhance our capital structure, for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(62,163)	$(25,347)
Net cash used in investing activities	(45,380)	(94,956)
Net cash provided by financing activities	112,062	77,224
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,519	$(43,079)

Net cash used in operating activities

Net cash used in operating activities was $62.1 million for the six months ended June 30, 2026, and consisted of a net loss of $69.0 million and a net change in operating assets and liabilities of $1.0 million (primarily driven by increases in inventory of $1.3 million), partially offset by a $5.8 million increase of stock-based compensation, $1.1 million increase related to depreciation/amortization expense, and $1.0 million for the allowance for credit losses.

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

Net cash used in investing activities

Net cash used in investing activities was $45.3 million for the six months ended June 30, 2026, and consisted of $98.4 million in purchases of marketable securities, $0.3 million in capital expenditures, and $1.3 million for cash paid in connection with the asset acquisition, partially offset by $54.7 million in proceeds from the sale of marketable securities.

Net cash used in investing activities was $95.0 million for the six months ended June 30, 2025, and consisted of $94.4 million in purchase of marketable securities and $0.6 million of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities was $112.0 million for the six months ended June 30, 2026, and primarily consisted of $93.5 million in proceeds from the issuance of common stock and prefunded warrants and $19.8 million in borrowings under the Loan and Security Agreement, partially offset by $1.3 million in taxes paid related to net share settlement of equity awards.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, the Company received notice and accepted service of a civil complaint that had been filed in the Eastern District of Texas and styled Cellspin Soft, Inc. vs. Senseonics Holdings, Inc., and Ascensia Diabetes Care Holdings AG Case No. 2:24-cv 263. The case was resolved on June 24, 2026 and has been dismissed with prejudice.

The case was filed by a non-practicing entity alleging patent infringement of three patents. The validity of all three of these patents was challenged in Inter Partes Review proceedings at the U.S. Patent and Trademark Office by another party, TikTok Inc., (the “TikTok IPR”) and on September 30, 2024, the Patent Trial and Appeal Board instituted a review with respect to each of the asserted claims in these three patents. Together with LifeScan, Inc. and Ascensia, on October 30, 2024, we filed a joint motion to join the TikTok IPR as well as our own joint independent, similar Inter Partes Review (the “Senseonics IPR”) petitions challenging these patents. On February 5, 2025, the court issued an order staying the proceedings in the Eastern District of Texas pending resolution of the Inter Partes Reviews. On June 5, 2025, prior to the imminent TikTok IPR final hearings, the Acting Director of the U.S. Patent and Trademark Office ordered a sua sponte review by the Acting Director of whether the TikTok IPR could proceed based on certain issues relating to TikTok’s Chinese ownership status. On January 23, 2026, the Director of the U.S. Patent and Trademark Office issued an order stating that, in view of a recent order by the Patent Trial and Appeal Board and TikTok Inc.’s announced Joint

Venture (and the referenced ownership attributes thereof), the parties were authorized to file an additional brief addressing whether the evidence Cellspin Soft, Inc. submitted is sufficient to put TikTok Inc.’s real party in interest identification into dispute, and what effect, if any, the announced Joint Venture has on the TikTok IPR proceedings. TikTok, Inc. and Cellspin Soft, Inc. filed additional briefs on February 2, 2026. On March 30, 2026, the Director of the U.S. Patent and Trademark Office issued an order vacating the Board’s decisions granting institution of the TikTok IPR and denied the TikTok IPR petitions. The Director also vacated the Board’s order joining the Senseonics IPR to the TikTok IPR, and ordered the Board to determine whether the Senseonics IPR should be instituted on their own. On April 15, 2026, the Board granted institution of the Senseonics IPR on all three patents involved in the district court litigation. The Board further ordered that a final hearing will be held on June 30, 2026 on the Senseonics IPR. On April 20, 2026, Cellspin requested rehearing of the Board’s April 15, 2026 institution decisions. On April 28, 2026, the Board denied Cellspin’s requests for rehearing.

Prior to the hearing on Senseonics’ invalidity challenge to the three patents in the Senseonics IPR proceedings, on June 24, 2026, the parties entered into a Settlement and Field Limited Covenant Not to Sue, pursuant to which the Senseonics IPR proceedings were terminated and the Cellspin complaint in the Eastern District of Texas was dismissed with prejudice. The Company considers this matter fully resolved.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on May 20, 2026).

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717), filed with the Commission on August 18, 2020).

3.8

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37717) filed on October 26, 2020).

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37717) filed with the Commission on November 8, 2022).

3.10

Amendment to Bylaws of Senseonics Holdings, Inc. (incorporated herein by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37717) filed with the Commission on March 5, 2021).

10.1*#	Second Amendment to Loan and Security Agreement, dated May 1, 2026, by and between Senseonics Holdings, Inc. and Hercules Capital, Inc.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

SENSEONICS HOLDINGS, INC.

Date: August 6, 2026	By:	/s/ Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)