Form 10-Q
period 2026-09-30
Senseonics Holdings, Inc.
filed 2026-11-09
CIK 1616543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

There were 54,780,508 shares of common stock, par value $0.001, outstanding as of November 3, 2026.

Senseonics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$47,759	$40,234
Restricted cash	315	315
Short-term investments, net	78,544	53,796
Accounts receivable, net	13,102	6,807
Accounts receivable, net - related parties	—	5,312
Inventory, net	8,439	6,703
Prepaid expenses and other current assets	4,741	4,366
Total current assets	152,900	117,533

Deposits and other assets	5,340	4,536
Property, equipment and intangible assets, net	4,267	4,200
Total assets	$162,507	$126,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,503	$4,059
Accrued expenses and other current liabilities	20,209	15,091
Accrued expenses and other current liabilities, related parties	1,076	5,198
Notes payable, current portion, net	2,025	—
Total current liabilities	25,813	24,348

Long-term debt and notes payable, net	54,204	35,586
Non-current operating lease liabilities	4,869	5,289
Total liabilities	84,886	65,223

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 140,000,000 and 70,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 54,775,503 shares and 41,265,778 shares issued and outstanding as of September 30, 2026 and December 31, 2025	55	41
Additional paid-in capital	1,196,325	1,077,923
Accumulated other comprehensive income (loss)	(57)	69
Accumulated deficit	(1,118,702)	(1,016,987)
Total stockholders’ equity	77,621	61,046
Total liabilities and stockholders’ equity	$162,507	$126,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue, net	$19,342	$4,202	$41,358	$9,235
Revenue, net - related parties	219	3,893	4,398	11,766
Total revenue	19,561	8,095	45,756	21,001
Cost of sales	7,492	4,627	18,188	12,907
Gross profit	12,069	3,468	27,568	8,094

Expenses:
Research and development expenses	11,667	7,759	31,917	22,773
Selling, general and administrative expenses	32,258	15,310	95,341	32,733
Operating loss	(31,856)	(19,601)	(99,690)	(47,412)
Other (expense) income, net:
Interest income	1,173	1,236	2,947	2,884
Interest expense	(1,813)	(1,171)	(4,606)	(3,745)
Other (expense) income	(181)	6	(366)	(17)
Total other (expense) income, net	(821)	71	(2,025)	(878)

Net Loss	(32,677)	(19,530)	(101,715)	(48,290)
Other comprehensive loss
Translation adjustments	35	—	66	—
Unrealized (loss) gain on marketable securities	(38)	65	(192)	88
Other comprehensive (loss) gain	(3)	65	(126)	88
Total comprehensive loss	$(32,680)	$(19,465)	$(101,841)	$(48,202)

Basic net loss per common share	$(0.50)	$(0.43)	$(1.80)	$(1.19)
Basic weighted-average shares outstanding	65,736,278	44,953,694	56,569,410	40,554,943

Diluted net loss per common share	$(0.50)	$(0.43)	$(1.80)	$(1.19)
Diluted weighted-average shares outstanding	65,736,278	44,953,694	56,569,410	40,554,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

				Accumulated			Series B
	Common Stock		Paid-In	Other	Accumulated	Stockholders'	Convertible
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity	Preferred Stock Temporary Equity
Three months ended September 30, 2025:
Balance, June 30, 2025	40,727	$41	$1,071,290	$23	$(976,634)	$94,720	$—
Issuance of common stock, net of issuance costs	68	—	204	—	—	204	—
Issued common stock for vested RSUs and ESPP purchases	16	—	75	—	—	75	—
Issuance of warrants, net of issuance costs	—	—	(163)	—	—	(163)	—
Stock-based compensation expense	—	—	2,794	—	—	2,794	—
Net loss	—	—	—	—	(19,530)	(19,530)	—
Other comprehensive income, net of tax	—	—	—	65	—	65	—
Balance, September 30, 2025	40,811	$41	$1,074,200	$88	$(996,164)	$78,165	$—

Nine months ended September 30, 2025:
Balance, December 31, 2024	29,767	$30	$931,289	$—	$(947,874)	$(16,555)	$37,656
Conversion of preferred stock	1,518	2	37,654	—	—	37,656	(37,656)
Issuance of common stock, net of issuance costs	9,255	9	98,921	—	—	98,930	—
Issued common stock for vested RSUs and ESPP purchases	378	—	143	—	—	143	—
Issuance of warrants, net of issuance costs	—	—	(163)	—	—	(163)
Stock-based compensation expense	—	—	7,528	—	—	7,528	—
Shares withheld related to net share settlement of equity awards	(107)	—	(1,172)	—	—	(1,172)	—
Net loss	—	—	—	—	(48,290)	(48,290)	—
Other comprehensive income, net of tax	—	—	—	88	—	88	—
Balance, September 30, 2025	40,811	$41	$1,074,200	$88	$(996,164)	$78,165	$—

Three months ended September 30, 2026:
Balance, June 30, 2026	52,865	$53	$1,176,339	$(54)	$(1,086,025)	$90,313	$—
Issuance of common stock, net of issuance costs	1,872	2	16,301	—	—	16,303	—
Issued common stock for vested RSUs and ESPP purchases	38	—	125	—	—	125	—
Stock-based compensation expense	—	—	3,560	—	—	3,560	—
Net loss	—	—	—	—	(32,677)	(32,677)	—
Other comprehensive loss	—	—	—	(3)	—	(3)	—
Balance, September 30, 2026	54,775	$55	$1,196,325	$(57)	$(1,118,702)	$77,621	$—

Nine months ended September 30, 2026:
Balance, December 31, 2025	41,263	$41	$1,077,923	$69	$(1,016,987)	$61,046	$—
Issuance of common stock, net of issuance costs	13,167	13	69,779	—	—	69,792	—
Issuance of pre-funded warrants in connection with public offering, net of issuance costs	—	—	39,992	—	—	39,992	—
Issuance of warrants in connection with amendment to Loan and Security Agreement	—	—	321	—	—	321	—
Issued common stock for vested RSUs and ESPP purchases	542	1	188	—	—	189	—
Stock-based compensation expense	—	—	9,405	—	—	9,405	—
Shares withheld related to net share settlement of equity awards	(197)	—	(1,283)	—	—	(1,283)	—
Net loss	—	—	—	—	(101,715)	(101,715)	—
Other comprehensive loss	—	—	—	(126)	—	(126)	—
Balance, September 30, 2026	54,775	$55	$1,196,325	$(57)	$(1,118,702)	$77,621	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senseonics Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(101,715)	$(48,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,571	1,130
Non-cash interest expense (debt discount and deferred costs)	1,164	1,072
Net amortization of premiums and accretion of discounts on marketable securities	(922)	(1,063)
Stock-based compensation expense	9,405	7,528
Provision for inventory obsolescence and losses	(166)	225
Allowance for credit losses	1,814	731
Other	159	—
Changes in assets and liabilities:
Accounts receivable	(2,796)	(1,639)
Prepaid expenses and other current assets	137	(670)
Inventory	(1,482)	(2,127)
Deposits and other assets	(161)	13
Accounts payable	(1,574)	3,042
Accrued expenses and other liabilities	616	(415)
Payments on lease liabilities	(1,149)	(701)
Net cash used in operating activities	(95,099)	(41,164)
Cash flows from investing activities
Capital expenditures	(563)	(722)
Purchase of marketable securities	(101,078)	(100,693)
Proceeds from sale and maturity of marketable securities	77,060	25,350
Cash paid in connection with asset acquisition	(1,285)	—
Net cash used in investing activities	(25,866)	(76,065)
Cash flows from financing activities
Proceeds from issuance of common stock, net	69,792	26,660
Proceeds from exercise of stock options, RSUs, and ESPP issuances, net	189	143
Proceeds from issuance of Loan and Security Agreement, net	19,800	—
Taxes paid related to net share settlement of equity awards	(1,283)	(1,172)
Proceeds from issuance of common stock in Public Offering, net	—	52,122
Proceeds from issuance of common stock in Private Placement, net	—	20,148
Payment of debt modification costs	—	(412)
Proceeds from issuance of warrants, net	39,992	—
Repayment of 2025 Notes	—	(20,399)
Net cash provided by financing activities	128,490	77,090
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,525	(40,139)
Cash, cash equivalents, and restricted cash at beginning of period	40,549	74,912
Cash, cash equivalents, and restricted cash at end of period	$48,074	$34,773

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,286	$3,173
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	72	103
Change in exercise price of warrants due to Amended Loan and Security Agreement	—	(163)
Issuance of warrants for loan amendment	321	—
Reverse stock split - reclassification from common stock to additional paid-in capital	—	775
Lease liabilities arising from obtaining right-of-use assets	1,685	—

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

Senseonics, Incorporated is a wholly owned subsidiary of Senseonics Holdings, Inc. and was originally incorporated on October 30, 1996, and commenced operations on January 15, 1997. Eon Care Services, LLC and Eon Management Services, LLC are wholly owned subsidiaries of Senseonics, Incorporated formed in April 2024 and July 2024, respectively. In connection with the transition of commercialization activities in Italy, Germany, Spain and Sweden (the “European Territories”), the Company established wholly owned subsidiaries in the European Territories in late 2025 and early 2026 to support local commercial operations and distribution activities. Senseonics Holdings, Inc. and its consolidated subsidiaries and affiliated entities, including its consolidated variable interest entities (“VIEs”) are hereinafter collectively referred to as the “Company,” unless otherwise indicated or the context otherwise requires.

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

2.Liquidity and Capital Resources

The Company has not generated significant profit from the sale of products and its ability to generate revenue and achieve profitability largely depends on the Company’s ability to successfully expand the commercialization of its implantable continuous glucose monitoring systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), continue the development of its products and product upgrades, and obtain necessary regulatory approvals or certifications for the sale of those products. These activities including the costs associated with the transition of commercial activities back to the Company (as further described in Note 4) will require significant uses of working capital through 2026 and beyond. The Company generated total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the nine months ended September 30, 2026, the Company had a net loss of $101.7 million and, as of September 30, 2026, the Company had an accumulated deficit of $1.1 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes and debt. As of September 30, 2026, the Company had unrestricted cash, cash equivalents and marketable securities of $126.3 million.

Several actions have been taken by the Company with regards to liquidity and to manage our cash flows for the year ended December 31, 2025 and the nine months ended September 30, 2026. These actions included, but were not limited to, the completion of multiple equity financing transactions during 2025 and 2026.

On May 4, 2026, the Company completed an underwritten public offering (the “May 2026 Offering”) of 8,000,000 shares of its common stock at a public offering price of $5.00 per share and, in lieu of common stock, pre-funded warrants to purchase 8,000,000 shares of common stock at a purchase price of $4.999 per pre-funded warrant share. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. As a result, the total gross proceeds to the Company from the offering were approximately $92.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $86.0 million, after deducting underwriting discounts and commissions and offering expenses. The May 2026 Offering is further described in Note 13.

On May 1, 2026, the Company entered into a Second Amendment to its Loan and Security Agreement with Hercules Capital, Inc. (as amended, the “Amended Loan Agreement”), pursuant to which the lenders agreed to make available to the Company up to $140.0 million in senior secured term loans. The facility consists of (i) an initial term loan of $35.0 million, which was previously funded, (ii) an additional term loan of $10.0 million (the “Tranche 2 Loan”), and (iii) additional tranches of term loans in the amounts of up to $10.0 million, $10.0 million, $15.0 million and an uncommitted $60.0 million, respectively, subject to the satisfaction of specified conditions. The loans under the Amended Loan Agreement mature on September 3, 2029. The Second Amendment closed on May 6, 2026 (the “Amendment Closing Date”), and both the 2026 Tranche 2 Loan (as defined below) and 2026 Tranche 3A Loan (as defined below) were funded at closing for total gross proceeds of $20.0 million. The Amended Loan Agreement is further described in Note 12.

During the nine months ended September 30, 2026, the Company generated approximately $22.5 million in net proceeds from the sale of 2,764,351 shares under the Sales Agreement (as described in Note 13).

In 2025, the Company completed an underwritten public offering and private placement resulting in aggregate net proceeds of approximately $72.3 million and approximately $30.8 million in net proceeds received under the Equity Distribution Agreement (as described in Note 13) from March 2024 through March 2025.

Based on the Company’s current cash position, cash flow forecasts, and the additional financial resources obtained through the actions described above, management believes that the Company's existing cash and cash equivalents, together with anticipated cash flows, will be sufficient to fund its operations and meet its obligations as they become due for at least the next twelve months from the date these condensed consolidated financial statements are issued. In addition, given the Company’s historical reliance upon debt and equity financing, management will continue to evaluate our funding needs against operating performance and strategic initiatives.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Although the Company considers the disclosures in these unaudited condensed consolidated financial statements to be adequate to make the information presented not misleading, certain information or footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted as permitted under the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position at September 30, 2026, and December 31, 2025, results of operations, comprehensive loss, and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026. The interim results for September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods.

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

In accordance with relevant accounting guidance, the Eon Care PCs are VIEs of the Company, as the Company is their primary beneficiary with the ability, through the Administrative Agreement, to direct the activities (excluding clinical activities) that most significantly affect the Eon Care PCs’ financial performance and has the obligation to absorb losses of, or the right to receive benefits from, the Eon Care PCs that could potentially be significant to it. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. The VIEs’ assets, liabilities, and results of operations were not material to our consolidated financial results.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), the objective of which is to provide greater transparency about an entity’s expenses to allow investors to better understand an entity’s performance, assess its prospects for future cash flows, and compare its performance both over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability of long-lived assets and definite-lived intangible assets, deferred taxes and valuation allowances, fair value of investments, obsolete inventory, warranty obligations, variable consideration related to revenue, allowance for credit losses, depreciable lives of property and equipment, amortization periods for identifiable intangible assets, and accruals for clinical study costs, which are accrued based on estimates of work performed under contract. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from those estimates; however, management does not believe that such differences would be material.

4.Revenue Recognition

The Company generates product revenue from sales of the Eversense system and related components and supplies to strategic fulfillment partners and through its consignment network in the United States, as well as to Ascensia Diabetes Care Holdings AG (“Ascensia”), third-party distributors and hospital systems outside the United States (each, a “Customer” and collectively “Customers”), who then resell the products to health care providers and patients. Effective January 1, 2026, in connection with the parties’ execution of a Master Asset Purchase Agreement on December 31, 2025 (the “Master Asset Purchase Agreement”), the Company reassumed primary commercialization responsibilities in the United States and began marketing and distributing Eversense products through its own sales force and strategic fulfillment partner network. In March 2026, the Company executed separate European local asset purchase agreements for Italy, Germany, Spain, and Sweden and in the second quarter assumed primary commercialization responsibilities in Spain and Sweden, and in Germany in August 2026. During the third quarter of 2026, the Company also assumed primary commercialization responsibilities for substantially all activities in Italy. In Italy, Ascensia continues to provide certain transition support services to facilitate the orderly transition of commercial operations in the market.

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

Revenue by Geographic Region

The following table sets forth net revenue derived from the Company’s two primary geographical markets, the United States and outside of the United States, based on the geographic location to which the Company delivers the product, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$16,782	85.8%	$38,685	84.5%
Outside of the United States	2,779	14.2	7,071	15.5
Total	$19,561	100.0%	$45,756	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$6,421	79.3%	$15,862	75.5%
Outside of the United States	1,674	20.7	5,139	24.5
Total	$8,095	100.0%	$21,001	100.0%

Contract Assets

Contract assets consist of unbilled receivables from Customers and are recorded at net realizable value. Included in accounts receivable, net as of September 30, 2026 and December 31, 2025 are unbilled accounts receivable of $0.4 million and $2.1 million, respectively, which are related to the timing of billings. As of September 30, 2026, there were no unbilled amounts in accounts receivable – related parties, net compared to $2.0 million as of December 31,

2025, which is related to revenue share variable consideration from the Commercialization Agreement. The Company expects to invoice and collect all unbilled accounts receivable within twelve months.

Concentration of Revenue and Customers

Historically, a significant portion of the Company’s revenue was derived from one Customer, Ascensia, the Company’s former global commercialization partner. Following the Company’s transition of commercial operations from Ascensia, the Company now sells directly to its Customers. For the three months ended September 30, 2026 and 2025, sales to Ascensia accounted for 1.1% and 48.0% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, sales to Ascensia accounted for 9.6% and 56.0% of total revenue, respectively. No other individual Customer, including any single distributor, accounted for 10% or more of total revenue for the three or nine months ended September 30, 2026 or 2025.

A portion of the Company’s revenue is earned via consignment arrangements with healthcare providers. For the three months ended September 30, 2026 and 2025, sales under consignment arrangements accounted for 56.3% and 46.5% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, sales under consignment arrangements accounted for 56.2% and 36.0% of total revenue, respectively. During 2025, Ascensia earned commissions on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

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

As a result of the termination and modification of the arrangement, the Company reassessed its remaining performance obligations and adjusted related contract assets and contract liabilities in accordance with ASC 606. In connection with the termination, the Company accepted the return of certain unsold inventory previously held by Ascensia, reversed $0.4 million of revenue, and recorded the returned inventory at its estimated net realizable value as of December 31, 2025. In connection with the closings of the European Asset Purchases in the second quarter of 2026, the Company similarly accepted the return of certain unsold inventory previously held by Ascensia in the European Territories, reversed $0.3 million of revenue, and recorded the returned inventory at its estimated net realizable value.

Additional information regarding the Master Asset Purchase Agreement and related transactions is included in Note 17 — Related Party Transactions.

5.Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. An aggregate of 12,197,554 shares of common stock issuable upon the exercise of the PHC Exchange Warrant (as defined below), the PHC Purchase Warrant (as defined below) held by PHC Holdings Corporation, the parent company of Ascensia (“PHC”)

and the May 2026 Pre-Funded Warrants (as defined below) are included in the number of outstanding shares used for the computation of basic net loss per share for the periods in which they were outstanding. The May 2026 Pre-Funded Warrants were issued in May 2026 and, accordingly, are included only for the three and nine months ended September 30, 2026. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants,” they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods shown:

(Dollars, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(32,677)	$(19,530)	$(101,715)	$(48,290)
Basic weighted average common shares outstanding	65,736,278	44,953,694	56,569,410	40,554,943
Net loss per share:
Basic and diluted	$(0.50)	$(0.43)	$(1.80)	$(1.19)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based awards	6,419,675	2,872,256	6,419,675	2,872,256
Warrants	2,431,649	2,357,747	2,431,649	2,357,747
Total anti-dilutive shares outstanding	8,851,324	5,230,003	8,851,324	5,230,003

6.	Composition of Certain Financial Statement Items

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$9,335	$6,610
Money market funds	38,424	33,624
Restricted Cash	315	315
Total cash, cash equivalents, and restricted cash	$48,074	$40,549

The Company’s restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$16,177	$8,067
Accounts receivable - related parties	—	5,312
Less: allowance for credit losses	(3,075)	(1,260)
Total accounts receivable, net	$13,102	$12,119

Inventory, net

Inventory, net of reserves, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$3,763	$2,580
Work-in-process	4,288	3,631
Raw materials	388	492
Total	$8,439	$6,703

The Company charged $0.2 million in cost of sales for the nine months ended September 30, 2026 and $0.7 million in cost of sales for the year ended December 31, 2025 to reduce the value of inventory for items that are potentially obsolete due to expiry, in excess of product demand, or to adjust costs to their net realizable value.

Property, equipment and intangible assets, net

Property, equipment and intangible assets, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Property and equipment
Machinery and laboratory equipment	$4,425	$3,904
Office furniture and equipment	617	611
Leasehold improvements	2,253	2,200
Intangible assets
Sensor insertion network assets	800	800
Less: Accumulated depreciation and amortization	(3,828)	(3,315)
Property, equipment and intangible assets, net	$4,267	$4,200

7.	Marketable Securities

Marketable securities available for sale were as follows (in thousands):

	September 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$8,352	$—	$(18)	$8,334
Corporate debt securities	19,566	—	(41)	19,525
Government and agency securities	50,749	—	(64)	50,685
Total	$78,667	$—	$(123)	$78,544

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Commercial Paper	$6,396	$3	$—	$6,399
Corporate debt securities	12,452	18	—	12,470
Government and agency securities	34,879	48	—	34,927
Total	$53,727	$69	$—	$53,796

The following are the scheduled maturities as of September 30, 2026 (in thousands):

	Net	Fair
	Carrying Amount	Value
2026 (remaining three months)	$31,392	$31,375
2027	47,275	47,169
Total	$78,667	$78,544

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assesses at the individual security level, for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale securities at September 30, 2026 were not significant and were primarily due to changes in interest rates and not due to increased credit risk associated with specific securities. The Company does not intend to sell these impaired investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Contract manufacturing(1)	$2,661	$1,949
IT and software	419	310
VAT receivables	364	—
Interest receivable	352	311
Sales and marketing	299	492
Clinical and Preclinical	93	883
Other	553	421
Total prepaid expenses and other current assets	$4,741	$4,366
(1)	Includes deposits to contract manufacturers for the manufacturing process.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities (including related party amounts) consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and benefits	$7,846	$5,271
Research and development	3,478	2,705
Patient access and incentive programs	2,155	—
Contract manufacturing	1,991	1,673
Sales and marketing services	1,861	5,028
Professional and administrative services	1,761	3,784
Operating lease	1,419	496
Other	774	1,332
Total accrued expenses and other current liabilities	$21,285	$20,289

10.	Leases

The Company leases approximately 33,000 square feet of research and office space for its corporate headquarters under a non-cancelable operating lease. The Company has one option to extend the term for an additional period of five years beginning on June 1, 2033.

The Company also leases dedicated office space in Germany, Italy, and Sweden under agreements with terms of 12 months. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of 12 months or less, and recognizes payments under these arrangements as expense on a straight-line basis over the lease term.

Effective January 1, 2026, in connection with the acquisition of certain U.S. commercial assets under the Master Asset Purchase Agreement with Ascensia, the Company assumed operating leases for a fleet of vehicles used by its U.S. sales force, with original expirations ranging from May 31, 2028 to June 30, 2030.

Fleet Wind-Down

In July 2026, the Company committed to a plan to transition its field employees to a vehicle reimbursement program and to exit the fleet leases through the return of the vehicles to the lessor for sale or their purchase by the assigned employees by December 31, 2026. As a result, the Company tested the related ROU assets for impairment as of July 1, 2026 and recognized an impairment loss of $0.1 million during the period ended September 30, 2026, which is included in selling, general and administrative expenses. Fair value was based on the expected net settlement of each lease, using estimated vehicle values. During the three months ended September 30, 2026, certain fleet leases terminated upon the sale of the vehicles. The Company derecognized ROU assets of $0.7 million and lease liabilities of $0.6 million and recognized a net gain on lease termination of $0.1 million, which is also included in selling, general and administrative expenses. At September 30, 2026, the remaining fleet ROU assets and lease liabilities were $1.0 million and $0.9 million, respectively. The liabilities are classified as current because the related leases are expected to terminate upon the lessor’s sale of the vehicles, which is expected to be completed in the first quarter of 2027.

Lease Cost

Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease cost was $1.1 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. Short-term lease cost was $0.1 million for the nine months ended September 30, 2026. There was no short-term lease cost for the nine months ended September 30, 2025.

The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred lease cost.

The following table summarizes the lease assets and liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30,	December 31,
Operating Lease Assets and Liabilities	Balance Sheet Classification	2026	2025
Assets
Operating lease ROU assets	Deposits and other assets	$5,103	$4,460
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	$1,419	$496
Non-current operating lease liabilities	Non-current operating lease liabilities	4,869	5,289
Total operating lease liabilities		$6,288	$5,785

The following table summarizes the maturity of undiscounted payments due under operating lease liabilities and the present value of those liabilities as of September 30, 2026 (in thousands):

2026 (remaining 3 months)	$356
2027	1,426
2028	1,408
2029	1,226
2030	1,122
Thereafter	2,763
Total	8,301
Less: Present value adjustment	(2,013)
Present value of lease liabilities	$6,288

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2026:

Remaining lease term (years)	2026
Operating leases	6.3
Discount rate
Operating leases	9.1%

11.	Product Warranty Obligations

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

The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2026, and for the twelve months ended December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of the period	$448	$406
Provision for warranties during the period	254	408
Settlements made during the period	(435)	(366)
Balance at end of the period	$267	$448

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

The loans under the Amended Loan Agreement, as modified by the Second Amendment, bear interest at an annual rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.40% and (ii) 9.90%. Borrowings are repayable in monthly interest-only payments through October 1, 2028 or, if the Company satisfies the 2025 Tranche 3B Milestone (as defined in the Amended Loan Agreement), the Maturity Date. After the interest-only payment period, borrowings are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. In addition, a $100,000 facility fee and a $100,000 amendment fee were payable on the Amendment Closing Date and the Company will pay additional facility fees in the amount of 0.50% of any drawn 2026 Tranche 3B Loan, or in the amount of 1.00% of any drawn 2026 Tranche 4 Loan or 2026 Tranche 5 Loan.

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

In addition, the Amended Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, corporate changes, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Amended Loan and Security Agreement also contains events of default including, among other things, payment defaults, breach of covenants, material adverse effect, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, revocation of certain government approvals, and the occurrence of certain adverse events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 4.0% may be applied to the outstanding amount, and the Lenders will have the right to accelerate all amounts outstanding under the Loan and Security Agreement, in addition to other remedies available to them as secured creditors of the Company. The Company was in compliance with all covenants as of September 30, 2026.

In addition, in connection with the issuance of the Tranche 1 Loan, the Company issued warrants to the Lenders (collectively, the “Tranche 1 Warrants”) to acquire an aggregate of 41,619 shares of the Company’s common stock at an exercise price of $12.01 per share (the “Tranche 1 Warrant Shares”). For the Tranche 2 Loan, the Company issued additional warrants to the Lenders (collectively, the “Tranche 2 Warrants”) to acquire an aggregate of 17,395 shares at an exercise price of $11.50 per share (the “Tranche 2 Warrant Shares”). On the 2025 Effective Date, the exercise price of all outstanding warrants was reduced to $9.09 per share (the “Amended Exercise Price”). The Tranche 1 Warrant Shares and Tranche 2 Warrant Shares may be exercised through the earlier of (i) the seventh anniversary of the initial issuance date and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrants. The number of Tranche 1 Warrant Shares and Tranche 2 Warrant Shares for which the Tranche 1 Warrants and Tranche 2 Warrants are exercisable, and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The proceeds from the Loan and Security Agreement were allocated between the Tranche 1 Loan and the Tranche 1 Warrants based on their respective fair value of $25.0 million and $0.4 million, and the amount allocated to the Tranche 1 Warrants was recorded in equity resulting in a debt discount to the Tranche 1 Loan. The Company estimated the fair value of the Tranche 2 Warrants as of the grant date to be $0.1 million and classified the full amount in equity. As a result of the Amended Exercise Price, the value of all outstanding warrants was reduced by $0.2 million. The value of the warrants is amortized as additional interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

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

In connection with the Loan and Security Agreement, the Company incurred $1.1 million in debt issuance costs and debt discounts which are netted against the principal balance of the initial term loan and amortized as interest expense over the term of the loan. The Company incurred additional debt discounts of $0.2 million under the Amended Loan and Security Agreement and further incurred debt discounts of $0.5 million under the Second Amendment. The Company evaluated the Amended Loan and Security Agreement in accordance with ASC 470-50, Debt, and determined that the amendment resulted in a debt modification. Therefore, no loss on debt extinguishment was recognized. The unamortized debt issuance costs and debt discounts are amortized over the revised term of the loan using an effective interest rate of 13.8%.

Convertible Notes

2025 Notes

In July 2019, the Company issued $82.0 million in aggregate principal amount of senior convertible notes due January 15, 2025 (the “2025 Notes”).

Over the term of the 2025 Notes, the Company completed a series of exchanges and conversions that reduced the outstanding principal balance, including (i) the settlement of $24.0 million aggregate principal in April 2020 pursuant to an exchange agreement, (ii) conversions of $6.8 million aggregate principal into shares of common stock between September 2020 and January 2021, and (iii) privately negotiated exchange transactions in August and September 2023 under which $30.8 million aggregate principal was exchanged for a combination of cash and shares of common stock.

Following these transactions, approximately $20.4 million aggregate principal amount of the 2025 Notes remained outstanding. On January 15, 2025, the Company repaid the outstanding principal and accrued interest for the 2025 Notes in the full amount of $20.9 million.

The following carrying amounts are outstanding under the Company’s notes payable as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	55,000	1,358	(129)	56,229

	December 31, 2025
	Principal ($)	Debt (Discount) Premium ($)⁽¹⁾	Issuance Costs ($)	Carrying Amount ($)
Amended Loan and Security Agreement	35,000	753	(167)	35,586

(1)	Includes accretion of end of term fees, including $2.4 million payable on September 1, 2027 and $3.5 million payable at maturity.

As of September 30, 2026, $2.0 million of the carrying amount, representing the accreted portion of the end of term fees on the 2025 Tranche 1 Loan and 2025 Tranche 2 Loan payable on September 1, 2027, is classified as current portion of long-term debt in the condensed consolidated balance sheet.

Interest expense related to the notes payable for the periods presented below is as follows (in thousands):

	Nine Months Ended September 30, 2026
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
Amended Loan and Security Agreement	9.90%	3,442	1,127	37	4,606
Total		3,442	1,127	37	4,606

	Nine Months Ended September 30, 2025
	Interest Rate	Interest ($)	Debt Discount and Fees ($)⁽¹⁾	Issuance Costs ($)	Total Interest Expense ($)
2025 Notes	5.25%	45	256	4	305
Loan and Security Agreement	9.90%	2,339	650	65	3,054
Amended Loan and Security Agreement	9.90%	289	93	4	386
Total		2,673	999	73	3,745
(1)	Includes accretion of end of term fees, including $2.4 million payable on September 1, 2027 and $3.5 million payable at maturity.

The following are the scheduled maturities of the Company’s notes payable (including end of term fees) as of September 30, 2026 (in thousands):

2027	$2,433
2028	13,232
2029	45,315
Total	$60,980

13.	Stockholders’ Equity

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

ATM Offerings

On August 6, 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company could offer and sell, from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering, or ATM offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares were offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the nine months ended September 30, 2026, the Company received approximately $22.5 million in proceeds from the sale of 2,764,351 shares under the Sales Agreement, after deducting sales commissions and offering expenses.

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

Stock Purchase Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2026. This table does not include the PHC Exchange Warrant (as defined below), the PHC Purchase Warrant (as defined below) or the May 2026 Pre-Funded Warrants (as defined above). Such warrants are pre-funded and excluded from the table due to their nominal exercise prices of $0.02, $0.02 and $0.001 per warrant share, respectively.

	Shares	Exercise price (per share)	Weighted average exercise price (per share)
Outstanding, December 31, 2025	2,357,747	$7.00 to 77.20	$7.40
Granted	79,732	5.0167	5.0167
Exercised			—
Expired	(5,830)	$5.0167 to $47.60	$7.16
Outstanding and Exercisable, September 30, 2026	2,431,649	$5.0167 to $47.60	$7.16

Weighted Average Remaining Life, September 30, 2026 (years)	3.68
Weighted Average Remaining Life, Exercisable, September 30, 2026 (years)	3.68

On June 30, 2016, we entered into a loan agreement with Oxford Finance and Silicon Valley Bank (collectively, the “Lenders”) and issued to the Lenders 10-year stock purchase warrants to purchase 5,830 shares of common stock at an exercise price of $77.20 per share, which warrants expired on June 30, 2026. We subsequently issued to the Lenders additional 10-year stock purchase warrants to purchase an aggregate of 3,152 and 4,033 shares of common stock at exercise prices of $47.60 and $37.20 per share, respectively (“Oxford/SVB Warrants”). The Oxford/SVB Warrants expire on November 22, 2026 and March 29, 2027, respectively.

On March 13, 2023, we issued and sold to PHC a warrant to purchase 771,288 shares of common stock for $15.0 million (the “PHC Purchase Warrant”). The PHC Purchase Warrant is a “pre-funded” warrant with a nominal exercise price of $0.02 per share. All or any part of the PHC Purchase Warrant is exercisable by PHC at any time and from time to time.

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

On May 6, 2026, we closed the Second Amendment to the Amended Loan and Security Agreement with several lenders and issued the 2026 Warrants to acquire an aggregate of 79,732 shares of common stock at an initial exercise price of $5.0167 per share. The 2026 Warrants may be exercised through the earlier of (i) May 6, 2033 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the warrant agreement.

On May 4, 2026, in connection with the May 2026 Offering, we issued pre-funded warrants to purchase an aggregate of 8,000,000 shares of common stock at a purchase price of $4.999 per pre-funded warrant (the “May 2026 Pre-Funded Warrants”). The May 2026 Pre-Funded Warrants are “pre-funded” warrants with a nominal exercise price of $0.001 per share. All or any part of the May 2026 Pre-Funded Warrants are exercisable by the holder at any time and from time to time on or after the date of issuance. A holder may not exercise any portion of a May 2026 Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with its attribution parties) would beneficially own more than 9.9% of the outstanding shares of common stock. The holder may increase or decrease this percentage upon notice to the Company, up to 19.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to the Company.

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

Pursuant to the Amended and Restated 2015 Plan, the number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each year, ending on January 1, 2026, by 3.5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by its Board of Directors. In May 2026, the 2015 Plan was superseded by the Senseonics Holdings, Inc. 2026 Equity Incentive Plan (the “2026 Plan”); no new awards will be granted under the existing plan, outstanding awards will remain in effect under its terms, and the plan's unallocated shares rolled into the 2026 Plan.

Commercial Equity Plan

On January 30, 2023, the Company adopted the Senseonics Holdings, Inc. 2023 Commercial Equity Plan (the “Commercial Equity Plan”), pursuant to which the Company reserved 500,000 shares of common stock for issuance. Eligible recipients under the plan are non-employees of Senseonics who assist with the commercialization of Eversense. An “Award” is any right to receive the Company’s common stock pursuant to the Commercial Equity Plan, consisting of non-statutory options and restricted stock unit awards. In May 2026, the Commercial Equity Plan was superseded by the 2026 Plan; no new awards will be granted under the existing plan, outstanding awards will remain in effect under its terms, and the Commercial Equity Plan’s unallocated shares rolled into the 2026 Plan.

2026 Plan

In May 2026, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2026 Plan, pursuant to which the Company reserved 1,724,076 shares of common stock for issuance, under which incentive stock options, non-qualified stock options and restricted stock units may be granted to the Company’s employees and certain other persons, such as officers and directors, in accordance with the 2026 Plan provisions. The Company’s Board of Directors may terminate the 2026 Plan at any time. Options granted under the 2026 Plan expire ten years after the date of grant. As of September 30, 2026, 372,179 shares remained available for grant under the 2026 Plan.

Inducement Plan

On May 30, 2019, the Company adopted the Senseonics Holdings, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 90,000 shares of the Company’s common stock for issuance. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. An “Award” is any right to receive the Company’s common stock pursuant to the Inducement Plan, consisting of non-statutory options, restricted stock unit awards and other equity incentive awards. As of September 30, 2026, 31,294 shares remained available for grant under the Inducement Plan.

2016 Employee Stock Purchase Plan

In February 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP became effective on March 17, 2016. The maximum number of shares of common stock that may be issued under the 2016 ESPP was initially 40,000 shares and automatically increases on January 1 of each year, ending on and including January 1, 2026, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, the Company’s Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock. As of September 30, 2026, there were 1,777,443 shares of common stock available for issuance under the 2016 ESPP.

The 2016 ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time. The Company initiated its first 2016 ESPP offering period on August 1, 2019. On January 31, 2026 and July 31, 2026, there were 10,125 shares and 29,479 shares, respectively, purchased in connection with the offering period. The 2016 ESPP is considered compensatory for financial reporting purposes.

15.	Fair Value Measurements

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$38,424	38,424	—	—
Short Term Investments
Commercial paper (>3 months)	$8,334	—	8,334	—
Corporate debt securities	19,525	—	19,525	—
Government and agency securities (>3 months)	48,690	48,690	—	—
Foreign corporate/sovereign debt securities	1,995	—	1,995	—

	December 31, 2025
Asset Class	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents⁽¹⁾
Money market funds	$33,624	33,624	—	—
Short Term Investments
Commercial paper (>3 months)	$6,399	—	6,399	—
Corporate debt securities	12,470	—	12,470	—
Government and agency securities (>3 months)	34,927	34,927	—	—
(1)	Classified as cash and cash equivalents due to their short-term maturity.

16.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2026 or 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, NOL carryforwards and research and development credits are not more-likely-than-not to be realized at September 30, 2026 and December 31, 2025.

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

Revenue from Ascensia during the nine months ended September 30, 2026 and 2025 was $4.4 million and $11.8 million, respectively. Ascensia earned commissions of $2.1 million on sales made through our consignment channel during the nine months ended September 30, 2025. No such commissions were incurred during the nine months ended September 30, 2026 following the transition of U.S. commercialization activities to the Company.

As of September 30, 2026, there was no net amount due from Ascensia, compared to $5.3 million as of December 31, 2025. The amount due to Ascensia as of September 30, 2026 and December 31, 2025 was $1.1 million and $5.2 million, respectively.

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

As contemplated by the Master Asset Purchase Agreement, on March 12, 2026, the parties entered into separate local asset purchase agreements (the “Local Purchase Agreements”) covering the European Territories, pursuant to which the Company agreed to acquire certain additional commercial assets (the “European Purchased Assets”) and assume certain related liabilities (the “European Assumed Liabilities” and together with the European Purchased Assets, the “European Asset Purchases”) in those territories. The closings of these transactions (the “European Closings”) occurred in early June 2026. In Italy, Ascensia continues to provide certain transition support services to facilitate the orderly transition of commercial operations in the market. In connection with the European Closings, the Company accepted the return of certain unsold inventory previously held by Ascensia, reversed $0.3 million of revenue, and recorded the returned inventory at its estimated net realizable value.

In connection with the Local Purchase Agreements, the parties also entered into a Transition Services Agreement (the “Transition Services Agreement”) under which Ascensia will provide certain operational and administrative support services in the European Territories during the transition period, including support in the areas of logistics and ordering, payment and collections, claims processing, IT and systems migration, personnel support, finance and operations support, regulatory compliance, and other agreed services, for which the Company will pay certain costs and service fees. The Company incurred approximately $9.3 million of costs under the Transition Services Agreement during the nine months ended September 30, 2026, which were primarily recorded in selling, general and administrative expenses.

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

The CODM assesses performance for the segment based on net loss, which is reported in the consolidated statements of operations and comprehensive loss, and uses the financial information in deciding how to invest in the Company. The measure of segment assets is reported on the balance sheets as total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$19,561	$8,095	$45,756	$21,001
Less:
Cost of sales	7,492	4,627	18,188	12,907
Sales and marketing expenses	21,569	7,752	62,544	12,295
Research and development expenses	11,667	7,759	31,917	22,773
General and administrative expenses	10,689	7,558	32,797	20,438
Other Segment Items(1)	821	(71)	2,025	878
Net Loss	$(32,677)	$(19,530)	$(101,715)	$(48,290)
(1)	Other segment items include interest income, interest expense, and other expense as presented in the Company’s consolidated statements of operations and comprehensive loss.

19.Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2026, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Overview

We are a medical technology company focused on the design, development and commercialization of glucose monitoring products designed to transform lives in the global diabetes community with differentiated, long-term implantable glucose management technology. Our implantable CGM systems, including the Eversense E3 system (“Eversense E3”) and the Eversense 365 system (“Eversense 365” and, together with Eversense E3, “Eversense” or the “Eversense Systems”), are designed to continually and accurately measure glucose levels in people with diabetes via an under-the-skin sensor, a removable and rechargeable smart transmitter, and a convenient app for real-time diabetes monitoring and management for a period of up to six months in the case of Eversense E3 and up to twelve months in the case of Eversense 365, as compared to seven to 15 days for non-implantable CGM systems. As described in more detail below, in August 2020, we entered into a collaboration and commercialization agreement (the “Existing Commercialization Agreement” or the “Commercialization Agreement”) with Ascensia Diabetes Care Holdings AG (“Ascensia”) pursuant to which we granted Ascensia the exclusive right to distribute Eversense worldwide, with certain initial exceptions. In February 2022, Eversense E3, a 180 day CGM system, was approved by the FDA and Ascensia began commercializing Eversense E3 in the United States in the second quarter of 2022. In June 2022, we affixed the CE Mark to the extended life Eversense E3 system and Ascensia began commercialization in select markets in Italy, Germany, Spain and Sweden (the “European Territories”) during the third quarter of 2022. In September 2024, Eversense 365, a 365-day extended life CGM system, was approved by the FDA and Ascensia began commercializing Eversense 365 in the United States in the fourth quarter of 2024. In January 2026, we took over full commercial responsibility for Eversense 365 in the United States and began marketing and distributing the product with our own sales force. In January 2026, we also obtained CE Mark approval for Eversense 365 and have since launched Eversense 365 in the European Territories on a phased basis. As of September 30, 2026, the substantial majority of our European customers had transitioned to Eversense 365, and we expect the remaining customers to transition over the coming months.

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding (“MOU”) related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement formalizing this transfer, closed these transactions in the U.S. on January 1, 2026, and entered into the A&R Commercialization Agreement, which terminated Ascensia’s right to market Eversense products in the U.S. and rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, we are entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. As contemplated by the Master Asset Purchase Agreement, on March 12, 2026 we entered into local asset purchase agreements to facilitate the transition of Ascensia’s commercialization activities in the European Territories. The Company and Ascensia also entered into a Transition Services Agreement, under which the Company paid Ascensia for certain support and administrative services in Europe during 2026. The European transactions closed in early June 2026. Ascensia continues to provide certain transition support services, particularly related to Italy, to facilitate an orderly transition of the commercialization activities in the market following the closings.

Our net revenues are derived from sales of the Eversense CGM system which includes the Eversense Sensor Pack containing the sensor, insertion tool, and adhesive patches, the Eversense Smart Transmitter Pack containing the transmitter and charger and in some cases the procedure revenue associated with insertions and removals.

In the United States, we sell directly to our network of distributors and strategic fulfillment partners, who provide the Eversense system to healthcare providers and patients through a prescribed request and invoice insurance payors for reimbursement. In addition, we sell our product through a consignment model through arrangements with our network of healthcare professionals. In Europe, we sell primarily to hospital networks under tender agreements and through distributors, who resell the Eversense systems to hospitals. Sales of the Eversense system are widely dependent on the ability of patients to obtain coverage and adequate reimbursement from third-party payors or government agencies. We leverage and target regions where we have coverage decisions for patient device use and provider insertion and removal procedure payment. We have reached approximately 300 million covered lives in the United States through positive insurance payor coverage decisions. In June 2023, we received positive payor coverage decision from UnitedHealthcare, the largest healthcare insurance company in the United States that effective July 1, 2023, Eversense E3 would be covered. On August 3, 2020, the Center for Medicare and Medicaid Services (“CMS”) released its Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule that announces proposed policy changes for Medicare payments, including the proposed establishment of national payment amounts for the three CPT© Category III codes describing the insertion (CPT 0446T), removal (0447T), and removal and insertion (0448T) of an implantable interstitial glucose sensor, which describes our Eversense Systems, as a medical benefit, rather than as part of the Durable Medical Equipment channel that includes other CGMs. In December 2021, CMS released its Calendar Year 2022 Medicare Physician Fee Schedule that updated bundled payments for the device cost and procedure fees. In November 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule Proposed Rule that updates the payment amounts for the three CPT© III codes to account for the longer 6-month sensor. In February 2024, we announced that Medicare coverage was expanded for Eversense E3 to include all people with diabetes using insulin and non-insulin users who have a history of problematic hypoglycemia providing access to millions of Medicare patients. In April 2025, CMS updated the payment amounts in the Physician Fee Schedule to account for the longer duration Eversense 365 for all eligible Medicare beneficiaries. The Physician Fee Schedule was updated with similar pricing for 2026. We have been working with payors that previously supported Eversense to transition their policies to Eversense 365 and the majority of these eligible payors have now completed that transition.

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

We continue to expand commercialization of the Eversense brand and are focused on driving awareness of our CGM system among people with diabetes and their healthcare providers. Effective January 1, 2026, U.S. commercialization activities were returned to us. In March 2026, we executed separate European local asset purchase agreements for Italy, Germany, Spain, and Sweden. We assumed primary commercialization responsibilities in Spain and Sweden in June 2026 and in Germany in August 2026. During the third quarter of 2026, we also assumed primary commercialization responsibilities for substantially all activities in Italy. Ascensia continues to provide limited transition support in Italy to facilitate the orderly transition of commercial operations in that market, including collaborating on efforts to finalize the transfer of remaining Italian tender contracts. As a result of these transitions, revenue outside the United States in the third quarter of 2026 increasingly reflects direct sales to distributors, hospital systems and other customers at local market pricing, rather than sales to Ascensia.

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

In February 2022, we received approval from the FDA for Eversense E3. The approval for our third-generation sensor, with proprietary sacrificial boronic acid (“SBA”) technology, doubles the sensor life to six months with a MARD of 8.5%. Ascensia began commercializing Eversense E3 in the United States during the second quarter of 2022.

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

In an effort to accelerate commercialization efforts and address challenges to Eversense adoption, in April 2024 and July 2024, we established Eon Care Services, LLC and Eon Management Services, LLC, respectively, as wholly owned subsidiaries of Senseonics, Incorporated. In November 2024, Eon Management Services, LLC entered into management services agreements for an initial fixed term of 10 years with professional corporations created to support patient access to the Eversense Systems by contracting nurse practitioners and other healthcare professionals to perform Eversense insertion procedures and other clinical activities. On April 1, 2026, Eon Management Services, LLC entered into an additional management services agreement with Meadows Medical Care PC, also with an initial fixed term of 10 years. Eon Care Clinicians PC, Eon Care Clinicians of NJ PC, Eon Care Clinicians of CA PC, and Meadows Medical Care PC (collectively, the “Eon Care PCs”) are consolidated as VIEs. These management services arrangements are further described in Note 3.

The wholly owned entities and Eon Care PCs (collectively, “Eon Care”) were established to support patient access to the Eversense systems by providing convenient Eversense insertion and training services. We fully completed the transition of our network of inserters from the Nurse Practitioner Group to Eon Care in the second quarter of 2025, and we experienced an increase in the number of insertions since then. As of September 30, 2026, the Eon Care network included more than 100 inserters, who performed over 40% of U.S. Eversense insertion procedures in the nine months ended September 30, 2026. We have increased our target for the Eon Care network to 120 inserters by the end of 2026.

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

In July 2024, we began first-in-human testing for the Gemini product. The next-generation Gemini product utilizes a fully implantable self-powering system that includes a flash glucose monitor with no on-body component for people with type 2 diabetes and traditional CGM with an on-body component for people with type 1 diabetes. The Gemini product is built on the 365-day sensor platform and the clinical and regulatory work will be focused on demonstrating the battery integration and functionality rather than the sensor life. Data gathered from this first-in-human testing was utilized for an IDE submission that was approved by the FDA in December 2025 which allowed us to begin enrolling patients in the Gemini study. We currently plan to complete the pivotal study during the first half of 2027, with a 510(k) submission following its completion.

In October 2026, we began first-in-human testing for the Freedom product. The Freedom product builds on the sensing technology behind our commercialized Eversense 365 system, adding an integrated battery and embedded Bluetooth Low Energy transceiver designed to communicate directly with a mobile device without an external on-body transmitter. This first-in-human study is an early feasibility evaluation of safety and device function, including direct Bluetooth communication, and follows preclinical testing of multiple antenna designs and implant locations to optimize communication performance. Data gathered from this first-in-human testing is expected to inform a planned pivotal study, which we expect to initiate in 2027.

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

In February 2025, we submitted an application for the conformity assessment of Eversense 365 to our Notified Body for certification. The submission was prepared in compliance with the EU medical device regulation. In January 2026, the Company obtained CE Mark approval for Eversense 365 and have sinced launched Eversense 365 in the European Territories on a phased basis. As of September 30, 2026, the substantial majority of our European customers had transitioned to Eversense 365, and we expect the remaining customers to transition over the coming months.

The A&R Commercialization Agreement rendered Ascensia’s right to market Eversense products in the European Territories non-exclusive. Ascensia agreed to continue to sell and market the Eversense product in the European Territories to support the orderly transition of the business pending the closing of the European Asset Purchases and to allow Senseonics to transfer its local tender contracts. These rights and obligations apply from January 1, 2026 until the later of (i) January 1, 2027, (ii) the transfer of all local tender contracts, or (iii) the wind down of certain other commercial activities. Pursuant to the A&R Commercialization Agreement, effective January 1, 2026, the Company is entitled to 100% of the revenues derived from the sale of Eversense products in the European Territories. Senseonics will pay for certain transition services, and certain other costs, to maintain and achieve the orderly transition of the commercial operations in the European Territories. The Company and Ascensia executed separate local asset purchase agreements in the European Territories on March 12, 2026, in connection with the European Asset Purchases. The closings of the European Asset Purchases occurred in early June 2026. In Italy, Ascensia continues to provide certain transition support services to facilitate the orderly transition of commercial operations in those markets.

Financial Overview

A significant portion of our product revenue has historically been generated from sales of the Eversense system and related components and supplies to Ascensia under the Commercialization Agreement, for resale to healthcare providers and patients. Effective January 1, 2026, in connection with the transition of U.S. commercialization activities to the Company, we began generating a greater portion of our product revenue through direct sales to strategic fulfillment partners and through our consignment network in the United States. The European Asset Purchases closed in early June 2026. We assumed primary commercialization responsibilities in Spain and Sweden in June 2026 and in Germany in August 2026. During the third quarter of 2026, we also assumed primary commercialization responsibilities for substantially all activities in Italy, where Ascensia continues to provide limited transition support, including collaborating on efforts to finalize the transfer of remaining Italian tender contracts. As these operational handovers occurred, our European revenues increasingly reflected direct sales to distributors, hospital systems and other customers rather than sales to Ascensia.

Revenue from product sales to Ascensia is recognized at a point in time when Ascensia obtains control of our product based upon the delivery terms as defined in the contract at an amount that reflects the consideration which we expect to receive in exchange for the product. Following the closings of the European Asset Purchases, our contract with Ascensia is winding down. Our contract with Ascensia contains performance obligations, mostly for the supply of goods, that are typically satisfied upon transfer of control of the product. The contract does not include a right to return products unless there is a product issue, in which case we may provide replacement product. Product conformity guarantees do not create additional performance obligations and are accounted for as warranty obligations in accordance with guarantee and loss contingency accounting guidance.

The consideration we expect to receive includes estimates of variable consideration for which reserves are established, primarily arising from patient assistance program rebates, prompt-pay discounts, tier-volume price discounts and, prior to January 1, 2026, revenue share in connection with the Commercialization Agreement. Variable consideration, such as rebates and prompt-pay incentives, is treated as a reduction in revenue, and variable consideration, such as revenue share, is treated as an addition to revenue when the product sale is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. Depending on the variable consideration, we develop estimates for the expected value based on the terms of the agreements, historical data, geographic mix, reimbursement rates, and market conditions. Variances in the consideration recognized are partially mitigated by minimum price provisions for certain purchases under the contract.

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

Concentration of Revenue and Customers

A significant portion of the Company’s revenue has historically been derived from one customer, Ascensia. Following the Company’s transition of commercial operations from Ascensia, the Company now sells directly to our customers. For the three months ended September 30, 2026 and 2025, sales to Ascensia accounted for 1.1% and 48.0% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, sales to Ascensia accounted for 9.6% and 56.0% of total revenue, respectively. No other individual customer, including any single distributor, accounted for 10% or more of total revenue for the three or nine months ended September 30, 2026 or 2025.

A portion of the Company’s revenue is earned under consignment arrangements with healthcare providers. For the three months ended September 30, 2026 and 2025, sales under consignment arrangements accounted for 56.3% and 46.5% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, sales under consignment arrangements accounted for 56.2% and 36.0% of total revenue, respectively. During 2025, Ascensia earned commissions on sales made through these consignment arrangements for the support provided by their sales reps and commercial organization. Revenues for these corresponding periods represent sales of sensors, transmitters and miscellaneous Eversense System components.

Termination and Modification of Commercialization Arrangements

On September 3, 2025 the Company and Ascensia signed a memorandum of understanding related to the transfer of commercial operations relating to Eversense from Ascensia back to the Company, including the proposed termination, orderly unwinding of, and smooth transition of the commercial relationship between the Company and Ascensia. On December 31, 2025, the parties entered into the Master Asset Purchase Agreement and the A&R Commercialization Agreement, pursuant to which commercial activities in the United States transitioned back to the Company effective January 1, 2026 and the commercialization rights in the European Territories were modified to be non-exclusive. In connection with the Master Asset Purchase Agreement, the Company and Ascensia executed local asset purchase agreements in the European Territories on March 12, 2026, the closings of which occurred in early June 2026. The parties continue to cooperate through the transition period and Ascensia continues to provide transition services in Italy to ensure continuity of supply, customer support, and patient access. As a result of these transition activities, our revenues and results of operations will not be directly comparable to our historical revenues and results of operations for periods in which the Commercialization Agreement was in place.

Revenue by Geographic Region

The following table sets forth net revenue derived from our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$16,782	85.8%	$38,685	84.5%
Outside of the United States	2,779	14.2	7,071	15.5
Total	$19,561	100.0%	$45,756	100.0%

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		%		%
(Dollars in thousands)	Amount	of Total	Amount	of Total
Revenue, net:
United States	$6,421	79.3%	$15,862	75.5%
Outside of the United States	1,674	20.7	5,139	24.5
Total	$8,095	100.0%	$21,001	100.0%

Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,		Period-to-
	2026	2025	Period Change

	(in thousands)
Revenue, net	$19,342	$4,202	$15,140
Revenue, net - related parties	219	3,893	(3,674)
Total revenue	19,561	8,095	11,466
Cost of sales	7,492	4,627	2,865
Gross profit	12,069	3,468	8,601

Expenses:
Research and development expenses	11,667	7,759	3,908
Selling, general and administrative expenses	32,258	15,310	16,948
Operating loss	(31,856)	(19,601)	(12,255)
Other (expense) income, net:
Interest income	1,173	1,236	(63)
Interest expense	(1,813)	(1,171)	(642)
Other (expense) income	(181)	6	(187)
Total other (expense) income, net	(821)	71	(892)
Net Loss	$(32,677)	$(19,530)	$(13,147)

Total revenue

Our total revenue increased to $19.6 million for the three months ended September 30, 2026, compared to $8.1 million for the three months ended September 30, 2025, an increase of $11.5 million. This increase was primarily driven by growth in our U.S. patient base, supported by increased marketing and patient access initiatives, a shift in sales mix toward our consignment program, which carries a higher average selling price, and increased 365-day product demand. The increase in total revenue was further driven by the elimination of Ascensia revenue share amounts following the termination of Ascensia’s commercialization rights in the United States and the transition of commercialization activities in the European Territories to a non-exclusive arrangement.

Cost of sales and gross profit

Our cost of sales increased to $7.5 million for the three months ended September 30, 2026 compared to $4.6 million for the three months ended September 30, 2025, an increase of $2.9 million. Our gross profit increased to $12.1 million for the three months ended September 30, 2026, compared to $3.5 million for the three months ended September 30, 2025. Gross profit as a percentage of revenue, or gross margin, was 61.7% and 42.8% for the three months ended September 30, 2026, and September 30, 2025, respectively. The improvement in gross margin is largely driven by favorable margins on the 365-day product sales, higher consignment network sales with price favorability, the elimination of the Ascensia revenue share, consistent fixed manufacturing costs, and the transition from Eversense E3 to Eversense 365 in Europe.

Research and development expenses

Research and development expenses were $11.7 million for the three months ended September 30, 2026 compared to $7.8 million for the three months ended September 30, 2025, an increase of $3.9 million. This increase was primarily driven by the ramp up of our Gemini clinical study which adds an implantable battery to power the sensor, as well as higher salary, contract fabrication, and consulting costs in support of additional product development projects to advance our Freedom product to eliminate the on-body transmitter component.

Selling, general and administrative expenses

Selling, general and administrative expenses were $32.2 million for the three months ended September 30, 2026, compared to $15.3 million for the three months ended September 30, 2025, representing an increase of $16.9 million. The increase consisted of a $10.7 million increase in selling and marketing personnel costs, largely driven by a large increase in headcount due to the transition of commercialization of Eversense back to the Company, an increase of $3.1 million in other sales & marketing expenses, and a $3.1 million increase in general and administrative expenses, all of which were largely driven by re-assuming commercialization activities and newly assumed operational responsibilities related to the commercial integration.

Total other (expense) income, net

Total other income (expense), net was ($0.8) million for the three months ended September 30, 2026, compared to other income (expense), net of $0.1 million for three months ended September 30, 2025, a decrease in other income (expense), net of $0.9 million. The change was primarily due to a $0.6 million increase in interest expense driven by increased borrowings under the Company’s amended debt facility with Hercules, a $0.1 million increase in unrealized losses recorded in other expense, and a $0.2 million decrease in amortization of premium and discounts.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,		Period-to-
	2026	2025	Period Change

	(in thousands)		(in thousands)
Revenue, net	$41,358	$9,235	$32,123
Revenue, net - related parties	4,398	11,766	(7,368)
Total revenue	45,756	21,001	24,755
Cost of sales	18,188	12,907	5,281
Gross profit	27,568	8,094	19,474

Expenses:
Research and development expenses	31,917	22,773	9,144
Selling, general and administrative expenses	95,341	32,733	62,608
Operating loss	(99,690)	(47,412)	(52,278)
Other (expense) income, net:
Interest income	2,947	2,884	63
Interest expense	(4,606)	(3,745)	(861)
Other expense	(366)	(17)	(349)
Total other expense, net	(2,025)	(878)	(1,147)
Net Loss	$(101,715)	$(48,290)	$(53,425)

Total revenue

Our total revenue increased to $45.8 million for the nine months ended September 30, 2026 compared to $21.0 million for the nine months ended September 30, 2025, an increase of $24.8 million. This increase was primarily driven by growth in our U.S. patient base, supported by increased marketing and patient access initiatives, a shift in sales mix toward our consignment program, which carries a higher average selling price, and increased 365-day product demand. The increase in total revenue was further driven by the elimination of Ascensia revenue share amounts following the termination of Ascensia’s commercialization rights in the United States and the transition of commercialization activities in the European Territories to a non-exclusive arrangement.

Cost of sales and gross profit

Our cost of sales increased to $18.2 million for the nine months ended September 30, 2026, compared to $12.9 million for the nine months ended September 30, 2025, an increase of $5.3 million. Our gross profit increased to $27.6 million for the nine months ended September 30, 2026, compared to $8.1 million for the nine months ended September 30, 2025. Gross profit as a percentage of revenue, or gross margin, was 60.3% and 38.5% for the nine months ended September 30, 2026 and 2025, respectively. The improvement in gross margin is largely driven by favorable margins on the 365-day product sales, higher consignment network sales with price favorability, the elimination of the Ascensia revenue share, consistent fixed manufacturing costs, and the transition from Eversense E3 to Eversense 365 in Europe.

Research and development expenses

Research and development expenses were $31.9 million for the nine months ended September 30, 2026, compared to $22.8 million for the nine months ended September 30, 2025, an increase of $9.1 million. This increase was primarily driven by the ramp up of our Gemini clinical study driving efforts to enable a self-powered battery enabled sensor and additional product development projects, as well as higher salary, contract fabrication, and consulting costs in support of additional product development projects to progress our freedom product to eliminate the on-body transmitter component.

Selling, general and administrative expenses

Selling, general and administrative expenses were $95.3 million for the nine months ended September 30, 2026, compared to $32.7 million for the nine months ended September 30, 2025, representing an increase of $62.6 million. The increase consisted of a $28.8 million increase in selling and marketing personnel costs, largely driven by a large increase in headcount due to the transition of commercialization of Eversense back to the Company, an increase of $21.5 million in other sales & marketing expenses, and a $12.3 million increase in general and administrative expenses, all of which were largely driven by re-assuming commercialization activities and newly assumed operational responsibilities related to the commercial integration.

Total other expense, net

Total other expense, net was ($2.0) million for the nine months ended September 30, 2026, compared to other expense, net of ($0.9) million for the nine months ended September 30, 2025, an increase in other expense, net of $1.1 million. The change was primarily due to a $0.9 million increase in interest expense consistent with increased borrowings under the Company’s amended debt facility with Hercules and a $0.3 million increase in other losses recorded in other expense, offset by a $0.1 million increase in other income, net.

Liquidity and Capital Resources

Sources of Liquidity

From its founding in 1996 until 2010, the Company devoted substantially all of its resources to researching various sensor technologies and platforms. Beginning in 2010, the Company narrowed its focus to developing and refining a commercially viable glucose monitoring system. The Company has incurred substantial losses and cumulative negative cash flows from operations since its inception in October 1996 and expects to incur additional losses in the near future. We incurred total net loss of $(69.1) million and $(78.6) million for the years ended December 31, 2025 and 2024, respectively. For the nine months ended September 30, 2026, the Company had a net loss of $101.7 million, and an accumulated deficit of $1.1 billion. To date, the Company has funded its operations principally through the issuance of preferred stock, common stock, warrants, convertible notes, and debt. As of September 30, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $126.3 million.

In recent years, we have taken a number of measures to strengthen our financial position, including but not limited to the following actions:

Equity Offerings

In August 2025, we entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million through TD Cowen as its sales agent in an “at the market” offering. TD Cowen will receive commissions up to 3.0% of the gross proceeds of any common stock sold through TD Cowen under the Sales Agreement. The shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 6, 2025. During the twelve months ended December 31, 2025, we received approximately $2.4 million proceeds from the sale of 334,330 shares under the Sales Agreement, after deducting sales commissions and offering expenses. During the nine months ended September 30, 2026, the Company received approximately $22.5 million in proceeds from the sale of 2,764,351 shares under the Sales Agreement, after deducting sales commissions and offering expenses. As of September 30, 2026, an aggregate of $74.1 million remained available for issuance under the Sales Agreement.

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

Indebtedness

Amended Loan and Security Agreement

On September 8, 2023, the Company entered into the Loan and Security Agreement with the Lenders and Hercules. The Company and Hercules have amended this agreement on two occasions, most recently on May 1, 2026 (as amended, the “Amended Loan and Security Agreement”). Under the Amended Loan and Security Agreement, the Lenders have agreed to make available to the Company the Term Loan Facility, providing for an aggregate of up to $140.0 million of loans. To date, Hercules and the Lenders have extended term loans to the Company in the aggregate amount of $55.0 million. The Amended Loan and Security Agreement provides for additional potential borrowings in the aggregate amount of up to $85 million, which may be extended in three tranches of up to $10.0 million (the “2026 Tranche 3B Loan”), up to $15.0 million (the “2026 Tranche 4 Loan”), and up to $60.0 million (the “2026 Tranche 5 Loan”), respectively, which will become available to the Company upon the Company’s satisfaction of certain terms and conditions set forth in the Amended Loan and Security Agreement and, in the case of the $60 million tranche, the Lenders’ investment committee approval. The loans under the Amended Loan and Security Agreement mature on September 3, 2029. The Company received proceeds from the Tranche 2 Loan and an additional $10.0 million tranche (the “2026 Tranche 3A Loan”) upon the closing of the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) on May 6, 2026.

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

We believe that our transition to in-house commercialization of Eversense, including direct sales to distributors and through tenders, along with our growing consignment arrangements in the U.S. supported by our network of inserters, provide the operational foundation and financial resources necessary for the manufacturing and distribution of Eversense and continued product development. We expect that existing cash, cash equivalents and cash flows from our future operations will be sufficient to meet the Company’s current operating plans into 2028. As part of our liquidity strategy, we will continue to monitor our capital structure and market conditions going forward and we may access the debt and equity or equity linked markets for additional funding if the opportunity arises to enhance our capital structure, for changes to our operating plans, for financing strategic initiatives and to provide financial flexibility.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below (in thousands).

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(95,099)	$(41,164)
Net cash used in investing activities	(25,866)	(76,065)
Net cash provided by financing activities	128,490	77,090
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,525	$(40,139)

Net cash used in operating activities

Net cash used in operating activities was $95.1 million for the nine months ended September 30, 2026, and consisted of a net loss of $101.7 million and a net cash outflow from changes in operating assets and liabilities of $6.4 million, partially offset by non-cash changes of $13.0 million, consisting of $9.4 million of stock-based compensation, $1.8 million of allowance for credit losses, $1.6 million related to depreciation/amortization, and $0.2 million of other non-cash items, net.

Net cash used in operating activities was $41.2 million for the nine months ended September 30, 2025, and consisted of a net loss of $48.3 million and a net change in operating assets and liabilities of $2.5 million partially offset by $7.5 million of stock-based compensation and $2.1 million related to depreciation/amortization and other non-cash items, net.

Net cash used in investing activities

Net cash used in investing activities was $25.9 million for the nine months ended September 30, 2026, and consisted of $101.1 million in purchases of marketable securities, $0.6 million in capital expenditures, and $1.3 million for cash paid in connection with the asset acquisition, partially offset by $77.1 million in proceeds from the sale and maturity of marketable securities.

Net cash used in investing activities was $76.1 million for the nine months ended September 30, 2025, and consisted of $100.7 million in purchases of marketable securities and $0.7 million of capital expenditures, offset by $25.4 million in proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $128.5 million for the nine months ended September 30, 2026, and primarily consisted of $109.8 million in proceeds from the issuance of common stock and prefunded warrant proceeds, $0.2 million in proceeds from the exercise of stock options, RSUs, and ESPP issuances, and $19.8 million in proceeds from borrowings under the Loan and Security Agreement, partially offset by $1.3 million in taxes paid related to net share settlement of equity awards.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended September 30, 2026, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

On May 1, 2026, we entered into the Second Amendment to our Amended Loan and Security Agreement with Hercules (the “Second Amendment”), which increased the total potential borrowings under the agreement from $100.0 million to $140.0 million. As of the date of this report, we have drawn an aggregate of $55 million of borrowings under the Hercules facility. However, future borrowings under the agreement are subject to the satisfaction of certain terms and conditions and, with respect to the final $60.0 million, the approval of Hercules’s investment committee. There can be no assurance that such conditions to funding will be satisfied. If we are unable to access the full amount of the facility, we may not have sufficient liquidity to fund our operations and may need to seek additional financing on terms that may be less favorable, or we may not be able to obtain additional financing at all.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the fiscal quarter ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

SENSEONICS HOLDINGS, INC.

Date: November 9, 2026	By:	/s/ Rick Sullivan
Rick Sullivan
Chief Financial Officer
(Principal Financial Officer)